Form 10-K
period 2014-12-31
Tokai Pharmaceuticals Inc
filed 2015-03-26
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36620

Tokai Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14th Floor Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip code)

(617) 225-4305

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No  ☑

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, and therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 15, 2015, the registrant had 22,382,340 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2014, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

TOKAI PHARMACEUTICALS, INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	the anticipated timing, cost and conduct of our planned pivotal Phase 3 clinical trial and our efforts to complete the clinical development of galeterone for CRPC patients with AR-V7;

•	the development of a clinical trial assay to be used in the planned pivotal Phase 3 trial and the development of the assay as a companion diagnostic to be used commercially with galeterone;

•	the outcome of regulatory review of galeterone for the treatment of prostate cancer in CRPC patients with AR-V7 or other indications or patient populations and any other future product candidates;

•	the development of galeterone for the treatment of prostate cancer and of future product candidates, including compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. Our lead drug candidate, galeterone, is a highly selective, multi-targeted, oral small molecule drug candidate that we believe has advantages over existing prostate cancer therapies. As of February 28, 2015, we have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. In these trials, galeterone was well tolerated and in multiple prostate cancer patient populations showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy. We are currently preparing to initiate our pivotal Phase 3 clinical trial of galeterone in the first half of 2015. We refer to this trial as our ARMOR3-Splice Variant, or ARMOR3-SV, trial.

We are focusing our initial development of galeterone on the treatment of patients with castration resistant prostate cancer, or CRPC, whose prostate tumor cells express an altered androgen receptor that is truncated. We intend to conduct our pivotal Phase 3 clinical trial in these patients who we believe may not be effectively treated by the therapies approved by the U.S. Food and Drug Administration, or FDA, in recent years. We believe that one of galeterone’s multiple mechanisms of action, androgen receptor degradation, provides an opportunity to treat this population of patients. In our ongoing Phase 2 clinical trial of galeterone, which we refer to as our ARMOR2 trial, we observed clinically meaningful PSA reductions in patients that were identified as having altered androgen receptors that were truncated in a retrospective subset analysis of seven such patients. Six of these patients showed clinically meaningful PSA reductions of at least 50%. Although our initial development focus is on galeterone for the treatment of this population of patients, we are conducting our ongoing ARMOR2 trial of galeterone in multiple CRPC patient populations.

Galeterone acts by disrupting the androgen receptor signaling pathway, which is the primary pathway that drives prostate cancer growth. The pathway is ordinarily activated by the binding of male hormones, or androgens, such as testosterone and the more potent androgen dihydrotestosterone, or DHT, to the ligand binding domain of androgen receptors in prostate cancer cells. Galeterone disrupts the activation of the pathway through multiple mechanisms of action:

•	inhibition of the enzyme CYP17, which blocks the synthesis of testosterone;

•	androgen receptor antagonism, which blocks the binding of testosterone or DHT with the androgen receptor; and

•	androgen receptor degradation, which reduces the amount of androgen receptor protein in the tumor cells.

We believe that, in comparison to therapies that act solely through CYP17 inhibition or androgen receptor antagonism, galeterone’s unique combination of mechanisms of action may provide galeterone with advantages in efficacy in the treatment of CRPC and may reduce the risk of or delay the development of resistance to therapy and provide efficacy in patients with tumors resistant to other treatments.

The truncated androgen receptors for which we are developing galeterone are missing the end of the receptor that contains the ligand binding domain. We describe patients with these truncated androgen receptors as having C-terminal loss. An example of one such truncated androgen receptor with C-terminal loss is the splice variant AR-V7, which is the most prevalent of the splice variants that cause C-terminal loss. We plan to conduct our pivotal Phase 3 clinical trial in patients with AR-V7. In patients with C-terminal loss, including AR-V7, the lack of a functional ligand binding domain causes the truncated androgen receptor to be constitutively active, or continuously signaling, meaning that activation of the androgen receptor pathway and tumor growth occurs even in the absence of androgens and androgen binding. In clinical trials conducted by researchers at MD Anderson

Cancer Center, or MD Anderson, The Johns Hopkins University, or Johns Hopkins, and Memorial Sloan Kettering Cancer Center, or Memorial Sloan Kettering, the presence in patients of truncated androgen receptors with C-terminal loss or AR-V7 was associated with poor responsiveness of patients’ prostate tumors to treatment with Zytiga (abiraterone acetate) and Xtandi (enzalutamide), two of the highest selling therapies for CRPC with aggregate reported worldwide 2014 sales of approximately $3.3 billion. We believe that these studies indicate that there is a need for effective treatments for CRPC patients with C-terminal loss, including AR-V7.

Our ARMOR3-SV trial will be a randomized, open label clinical trial comparing galeterone to Xtandi in 148 metastatic CRPC treatment-naïve patients whose prostate tumors express the AR-V7 splice variant, assessed in circulating tumor cells. The primary endpoint of the trial will be radiographic progression-free survival, or rPFS, as determined by a blinded, independent central imaging assessment. The secondary endpoints of the trial will include overall survival, safety and time to next anti-cancer intervention or time to next cytotoxic therapy. We expect to commence the trial in the first half of 2015 and, subject to patient enrollment rates and the rates of disease progression in patients in the trial, to have top-line data from the trial by the end of 2016. We have reviewed the trial design with the FDA and European Medicines Agency, or EMA.

In addition to our planned pivotal Phase 3 clinical trial, we are conducting our ongoing ARMOR2 trial of galeterone for the treatment of multiple CRPC populations. Subject to the availability of resources, we anticipate continuing the clinical development of galeterone in multiple CRPC populations, as well as in hormone-sensitive prostate cancer. We have exclusive worldwide development and commercialization rights to galeterone.

In June 2012, the FDA notified us that we had obtained fast track designation for galeterone for the treatment of CRPC. The FDA may give a product fast track designation if the product is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track designated products, sponsors may have more frequent interactions with the FDA, and the FDA may initiate review of sections of a fast track designated product’s new drug application, or NDA, on a rolling basis before the application is complete.

According to the American Cancer Society, in the United States, prostate cancer is the most frequently diagnosed cancer among men other than skin cancer. The American Cancer Society estimates that, in the United States during 2015, approximately 221,000 new cases of prostate cancer will be diagnosed, and approximately 28,000 men will die from the disease. Prostate cancer drugs represent a large and growing market. According to Decision Resources Group, an independent research firm, sales of prostate cancer drugs are expected to increase from $6.0 billion in 2013 to more than $9.0 billion in 2021, due to a growing aged population, a rising incidence of cancer and the introduction of new drugs for the treatment of prostate cancer. These new drugs include Zytiga and Xtandi, which are approved for the treatment of CRPC. Although Zytiga was only approved in 2011 and Xtandi in 2012, both of these drugs have experienced rapid sales growth, with reported worldwide 2014 sales of $2.2 billion for Zytiga and $1.1 billion for Xtandi. Despite their success, the need for new treatment options remains as each of these drugs has treatment limitations in CRPC patients and, as supported by the MD Anderson, Johns Hopkins and Memorial Sloan Kettering data, do not appear to be effective in CRPC patients with C-terminal loss, including AR-V7.

The growth and survival of prostate cancer tumor cells depend primarily on the functioning of the androgen receptor signaling pathway. Ordinarily, the pathway and tumor growth are activated by the binding of testosterone and DHT to the ligand binding domain of androgen receptors. As a result, therapies that block this binding can be effective in disrupting the pathway and tumor cell growth. Zytiga blocks this binding by reducing the synthesis of testosterone through the inhibition of the enzyme CYP17. Xtandi blocks the binding of testosterone or DHT with the androgen receptor through androgen receptor antagonism. However, the effectiveness of Zytiga, Xtandi and other therapies based solely on one of these mechanisms of action requires a functional ligand binding domain. In the case of prostate tumor cells that express truncated androgen receptors with C-terminal loss, including AR-V7, there is no functional ligand binding domain, which causes the truncated androgen receptor to be constitutively active. As a result, we believe that patients with truncated androgen receptors with C-terminal loss, including AR-V7, may not be effectively treated by these therapies.

In contrast, galeterone disrupts the androgen receptor signaling pathway at multiple points by combining the mechanisms of action of CYP17 inhibition and androgen receptor antagonism with the mechanism of androgen receptor degradation. Unlike CYP17 inhibition and androgen receptor antagonism, androgen receptor degradation does not require a functional ligand binding domain to disrupt the activation of the pathway and tumor growth. As a result, we believe that, based on galeterone’s multiple mechanisms of action, data from a retrospective subset analysis of patients in our ARMOR2 trial and data from preclinical studies conducted by us and independent laboratories, galeterone may have the ability to treat both patients with full-length androgen receptors and patients with C-terminal loss. To our knowledge, there are no approved drugs or drugs in clinical development, other than galeterone, that disrupt the androgen receptor signaling pathway through multiple mechanisms of action including androgen receptor degradation.

Interim Clinical Trial Results. In November 2014, we announced interim data from our ARMOR2 trial at the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, or EORTC-NCI-AACR. The interim data included patients who had not previously undergone chemotherapy and had not received treatment with Zytiga or Xtandi, whom we refer to as CRPC treatment-naïve patients; patients whose disease progressed during treatment with Zytiga, whom we refer to as Zytiga-refractory patients; and patients whose disease progressed during treatment with Xtandi, whom we refer to as Xtandi-refractory patients. We reported that, as of October 14, 2014, our cut-off date for our data presentation at EORTC-NCI-AACR, in 60 evaluable CRPC treatment-naïve patients, galeterone showed clinically meaningful reductions in levels of PSA. Specifically, we reported the following:

•	Non-metastatic and metastatic CRPC treatment-naïve patients at the selected Phase 2 dose of 2550 mg/day: During the first 12 weeks of dosing, 83% of patients showed maximal reduction in PSA levels of at least 30%, and 70% of patients showed maximal reduction in PSA levels of at least 50%.

•	Metastatic CRPC treatment-naïve patients at the selected Phase 2 dose of 2550 mg/day: During the first 12 weeks of dosing, 85% of patients showed maximal reduction in PSA levels of at least 30%, and 77% of patients showed maximal reduction in PSA levels of at least 50%.

We also reported 12-week data for 37 Zytiga-refractory patients, 13 of whom showed a reduction in PSA levels, and nine Xtandi-refractory patients, five of whom showed a reduction in PSA levels.

In addition, at EORTC-NCI-AACR, we presented data from a retrospective subset analysis in which seven treatment-naïve CRPC patients in ARMOR2 were identified as having truncated androgen receptors with C-terminal loss. Six of these patients had maximal reductions in PSA levels of at least 50%. The seventh patient, who did not show any reduction in PSA levels, discontinued therapy due to an adverse event unrelated to galeterone after approximately six weeks in the trial and did not receive the full treatment regimen. These clinical data are supportive of galeterone’s mechanism of action of androgen receptor degradation, which does not require a functional ligand binding domain.

Advantages of Galeterone. Although Zytiga and Xtandi have improved the survival of CRPC patients, they have limitations in terms of safety, dosing, patient compliance and the development of resistance. In addition, Zytiga and Xtandi may not be effective in treating CRPC patients with prostate tumors that express altered androgen receptors with C-terminal loss. As a result, there remains an unmet medical need for therapies that address populations that are resistant to therapy and will further improve overall survival while providing a more favorable risk benefit profile.

We believe that galeterone has advantages over Zytiga and Xtandi because of the following key differentiating attributes:

•	Potential for improved efficacy. We believe that galeterone, which combines the mechanism of action of androgen receptor degradation with the mechanisms of action of CYP17 inhibition and androgen receptor antagonism, may further improve progression-free survival and overall survival beyond that of products that depend on only a single mechanism of action.

•	Potential for efficacy in CRPC patients with C-terminal loss, including AR-V7. Because galeterone’s distinct mechanism of androgen receptor degradation does not require an intact ligand binding domain for efficacy, we believe galeterone may be effective in prostate cancer tumors that express altered androgen receptors with C-terminal loss, including AR-V7. In contrast, the mechanisms of action of Zytiga and Xtandi and other similar drugs in development all require the presence of a functional ligand binding domain in order to be effective in this population.

•	Potential for lower risk of resistance. We believe that galeterone may reduce the risk of or delay the development of resistance to therapy because galeterone addresses multiple mechanisms of action simultaneously.

•	Potential for broad utility in prostate cancer. We believe that galeterone may be well suited to treat different prostate cancer patient populations, from early-stage prostate cancer patients to end-stage salvage metastatic CRPC patients, because of its efficacy, safety and tolerability.

•	Favorable safety profile. As of February 28, 2015, we have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. In these trials, galeterone demonstrated a favorable safety and tolerability profile.

•	No requirement for steroids. Zytiga must be co-administered with the steroid prednisone to minimize the risk of mineralocorticoid excess, a potentially fatal syndrome characterized by hypertension, hypokalemia, fluid retention and edema. Unlike Zytiga, galeterone has not been shown in clinical trials to cause mineralocorticoid excess and, as a result, does not require co-administration of steroids.

•	No associated seizure risk. Xtandi has shown a risk of grand mal seizures in clinical trials. Unlike Xtandi, galeterone is not in a class of therapeutics that has shown a risk of seizures. We have not had any reports of seizures in clinical trials of galeterone.

•	Ease of dosing. Galeterone is dosed orally once per day, does not require the co-administration of steroids and can be taken with or without food. We believe that this convenient dosing regimen will enhance patient compliance. In contrast, Zytiga must be taken in a fasted state to avoid large increases in absorption, which may cause side effects. Zytiga must also be co-administered with steroids. The steroid co-administered with Zytiga must be taken with food, resulting in a staggered dosing regimen of pills three times per day.

•	Potential for use as part of combination therapy. We believe that galeterone may prove to be well suited for use in combination with other therapies used across all patient populations of prostate cancer because of its favorable safety profile, ease of administration and highly selective, multiple mechanisms of action.

Our Strategy

Our goal is to become a leading biopharmaceutical company that develops and commercializes products for the treatment of prostate cancer and other hormonally-driven diseases. Our strategy includes the following components:

•	Complete the clinical development of and seek marketing approval for galeterone for the treatment of CRPC patients with prostate cancer tumors that express the AR-V7 splice variant. We have designed our ARMOR3-SV trial to be a randomized, open label clinical trial comparing galeterone to Xtandi in 148 metastatic CRPC treatment-naïve patients whose prostate tumors express the AR-V7 splice variant. We expect to commence the trial in the first half of 2015 and, subject to patient enrollment rates and the rates of disease progression in patients in the trial, to have top-line data from the trial by the end of 2016.

•	Develop galeterone for other prostate cancer indications and patient populations. Although we are focusing our initial development of galeterone on the treatment of patients with CRPC whose prostate tumor cells express an altered androgen receptor, we are conducting our ongoing ARMOR2 trial of galeterone for the treatment of multiple CRPC patient populations. Subject to the availability of resources, we anticipate continuing the clinical development of galeterone in multiple CRPC populations, as well as in hormone-sensitive prostate cancer. We also plan to develop galeterone for the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents.

•	Explore the use of galeterone for other hormonally-driven diseases. We plan to explore the use of galeterone for the treatment of other hormonally-driven diseases that are associated with the androgen receptor signaling pathway.

•	Maximize the commercial potential of galeterone. We have worldwide development and commercialization rights to galeterone. If galeterone is approved in the United States, we intend to build a urology- and oncology-focused specialty sales organization in the United States to support the commercialization of galeterone. We intend to commercialize galeterone outside the United States through collaborations with third parties.

•	Advance the development of our platform of androgen receptor degradation agents. We plan to identify and develop novel compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation under an exclusive license from the University of Maryland, Baltimore, or UMB. We believe that such compounds may have utility as monotherapies or in combination with existing therapies in treating patients with androgen receptor signaling diseases, including prostate cancer patients with primary or acquired resistance to existing therapies.

The Treatment of Prostate Cancer

Prostate Cancer Overview

According to the American Cancer Society, in the United States, prostate cancer is the most frequently diagnosed cancer among men other than skin cancer. The American Cancer Society estimates that, in the United States during 2015, approximately 221,000 new cases of prostate cancer will be diagnosed, and approximately 28,000 men will die from the disease. Overall, in the United States, about one in seven men will be diagnosed with prostate cancer during his lifetime, and about one in 36 men will die from the disease.

Prostate cancer is most frequently diagnosed at an early stage, when it is confined to the prostate gland and its immediate surroundings. Advances in screening and diagnosis, including the widespread use of PSA screening, have allowed detection of the disease in its early stages in approximately 85% of all cases diagnosed in the United States. Patients with early-stage disease are typically treated with surgery or radiation therapy, or in limited circumstances, with both. For the majority of men, these procedures are successful in curing the disease. However, for others, these procedures are not curative and their prostate cancer ultimately recurs. Men with recurrent prostate cancer are considered to have advanced prostate cancer. In addition, about 15% of men diagnosed with prostate cancer have metastatic disease at the time of diagnosis. Men with metastatic disease are also considered to have advanced prostate cancer. Men with advanced prostate cancer are most often treated with drug therapy. Decision Resources Group estimates that approximately 310,000 men in the United States currently have advanced prostate cancer and are eligible for treatment with drug therapy.

Treatment of Advanced Prostate Cancer

The growth and survival of prostate cancer tumor cells depend primarily on the functioning of the androgen receptor signaling pathway. The pathway is ordinarily activated by the binding of androgens, such as testosterone and DHT, to the ligand binding domain of androgen receptors in prostate cancer cells. Testosterone is primarily produced in the testes, adrenal glands and, to a lesser extent, in prostate cancer tumor cells. DHT is a product of enzymatic conversion of testosterone. Once binding has occurred, the bound androgen/androgen receptor complex passes into the nucleus of the tumor cell where it binds to DNA in the cancer cell, triggering abnormal cell growth and tumor progression.

Because testosterone fuels prostate cancer growth, first-line therapy for advanced prostate cancer typically entails androgen deprivation therapy, or ADT, with luteinizing hormone releasing hormone, or LHRH, analogs such as the drug Lupron (leuprolide). ADT reduces testosterone to levels that are commensurate with the levels of a male who has had surgical castration to minimize the testosterone that would otherwise fuel prostate cancer growth. Early-stage patients who receive and respond to this treatment are considered to have hormone-sensitive prostate cancer. ADT has been the principal option for the initial treatment of advanced prostate cancer for more than 50 years.

Most advanced prostate cancer patients initially respond to ADT. However, after initiation of ADT, almost all advanced prostate cancer patients experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels. These patients are considered to be “castration resistant,” and cancer that has reached this state is considered to be CRPC. The development of CRPC following initiation of ADT is due in part to tumor cells that have adapted to the hormone-deprived environment of the prostate and is generally diagnosed based on either rising levels of PSA or disease progression as evidenced by imaging tests or clinical symptoms. Decision Resources Group estimates that approximately 180,000 men in the United States currently have CRPC and are eligible for treatment with drug therapy. Patients treated with LHRH analogs typically remain on those drugs for the remainder of their lives in order to maintain castrate levels of testosterone.

During the course of ADT or following diagnosis of CRPC, most patients are treated with anti-androgens, which block the binding of androgens to the androgen receptor. An example of an anti-androgen marketed in the United States is the drug Casodex (bicalutamide). Like LHRH analogs, the anti-androgens suppress tumor growth for a period of time in many CRPC patients. However, almost all CRPC patients develop resistance to anti-androgen therapy. Unlike LHRH analogs, however, patients do not typically remain on these drugs because these drugs have been shown to cause tumor growth once the cancer becomes resistant to the treatment. We refer to initial hormonal treatments like LHRH analogs and Casodex as primary hormonal treatments.

Patients with CRPC may have metastatic or non-metastatic disease. Metastatic cancer is cancer that has spread from the organ of origin to one or more locations in the body. Approximately 90% of metastatic CRPC patients will develop metastases in the bone, which can cause pain, bone fracture, decreased quality of life and death. Approximately 30% of patients will develop metastases to solid organs, which can cause pain, decreased quality of life and potentially death. Metastases in the organs are referred to as visceral metastases. The liver and the lungs are the most common sites of visceral metastases.

Prior to 2010, the next line of treatment for patients who became resistant to primary hormonal treatment with LHRH analogs and anti-androgens was chemotherapy. At that time, the chemotherapy drug Taxotere (docetaxel) was the primary FDA-approved treatment used for CRPC patients who were resistant to primary hormonal treatments, and there were no effective FDA-approved treatments for CRPC patients following chemotherapy. Since 2010, the FDA has approved five new agents for the treatment of patients with CRPC. These new treatments have provided patients with alternatives to chemotherapy and have resulted in differentiation of disease stages and new patient populations for which treatments can be developed.

Of these new agents, the two with the highest worldwide sales in 2013 were Zytiga and Xtandi. Zytiga was reported to have worldwide 2014 sales of $2.2 billion, and Xtandi was reported to have worldwide 2014 sales of $1.1 billion. Zytiga and Xtandi are members of a class of new drugs that act by disrupting the androgen receptor signaling pathway. We refer to this class of drugs as secondary hormonal treatments.

Zytiga is an oral secondary hormonal treatment approved by the FDA in April 2011 for use in combination with prednisone to treat men with post-chemotherapy metastatic CRPC. In December 2012, the FDA expanded the approval of Zytiga in combination with prednisone to include treatment of pre-chemotherapy metastatic CRPC patients. Zytiga disrupts the androgen receptor signaling pathway by inhibiting CYP17 and reducing production of testosterone in the testes, adrenal glands and prostate cancer tumor cells.

Xtandi is an oral secondary hormonal treatment approved by the FDA in August 2012 to treat men with post-chemotherapy metastatic CRPC. In September 2014, the FDA expanded the approval of Xtandi to include treatment of pre-chemotherapy metastatic CRPC patients. Xtandi is an androgen receptor antagonist that disrupts the androgen receptor signaling pathway by blocking the binding of testosterone or the androgen DHT with the androgen receptor.

Other new agents include Jevtana (cabazitaxel), a chemotherapeutic agent for use in combination with prednisone to treat men with metastatic CRPC following first-line chemotherapy, Provenge (sipuleucel-T), a prostate cancer immunotherapy to treat men with asymptomatic or minimally symptomatic metastatic CRPC, whether pre-chemotherapy or post-chemotherapy, and Xofigo (radium-223), a bone targeting radiopharmaceutical for the treatment of CRPC patients with symptomatic bone metastases and no visceral metastases that are detectable upon imaging.

Prior to the approval of the new agents, patients had no effective treatment alternatives following chemotherapy. Each of the new agents, however, has been approved for use following first-line chemotherapy. Patients who have undergone chemotherapy treatment and treatment with Zytiga or Xtandi and whose disease has progressed are referred to as salvage patients. There are only limited treatment options for salvage patients.

The treatment of patients with advanced prostate cancer varies depending on the status of the disease, including whether it is metastatic, and depending on the prior treatments that patients have undergone. Figure 1 below identifies the various patient populations within advanced prostate cancer and the treatments that are approved by the FDA for these populations.

Figure 1: Summary of FDA Approved Treatments for Advanced Prostate Cancer Populations

In addition to Zytiga and Xtandi, we are aware of a number of additional therapies that are in late stage clinical trials for prostate cancer, including additional secondary hormonal treatment candidates, which are designed to act by the same mechanisms of action of Zytiga and Xtandi.

Despite the new therapies, including Zytiga and Xtandi and the additional secondary hormonal treatment candidates, we believe that there continues to be an unmet need as there are patient populations that may not be effectively addressed by these therapies, such as CRPC patients with C-terminal loss. Zytiga and Xtandi also have treatment limitations, including efficacy limitations, risk of resistance, risks associated with the co-administration of prednisone with Zytiga, a potential seizure risk observed with Xtandi and a complicated dosing regimen for Zytiga that may limit the ability to use it in combination therapies.

Unmet Need in Prostate Cancer Patients with C-Terminal Loss

The growth and survival of prostate cancer tumor cells depend primarily on the functioning of the androgen receptor signaling pathway. The pathway and tumor cell growth is ordinarily activated by the binding of androgens, such as testosterone and DHT, to the ligand binding domain of androgen receptors in prostate cancer cells. All proteins, including androgen receptors, are made up of a chain of amino acids that has an N-terminus at one end of the chain and a C-terminus at the other end of the chain as shown in the full-length androgen receptor depicted in Figure 2 below. In the case of androgen receptors, the C-terminus contains the ligand binding domain. The effectiveness of therapies like Zytiga and Xtandi, which act solely through CYP17 inhibition or androgen receptor antagonism, requires a functional ligand binding domain. As depicted in Figure 2 below, in the case of prostate tumor cells that express truncated androgen receptors with C-terminal loss, there is no functional ligand binding domain. This lack of a functional ligand binding domain causes the truncated androgen receptor to be constitutively active, or continuously signaling, meaning that activation of the androgen receptor pathway and tumor growth occurs even in the absence of androgens and androgen binding. As a result, we believe that patients with truncated androgen receptors with C-terminal loss may not be effectively treated by these therapies.

Figure 2: Full-Length Androgen Receptor and Androgen Receptor with C-Terminal Loss

These limitations of CYP17 inhibitors and androgen receptor antagonists have been supported by recent research from MD Anderson, Johns Hopkins and Memorial Sloan Kettering, in which the presence of C-terminal loss or AR-V7 in patients was associated with poor responsiveness of patients’ prostate tumors to Zytiga and Xtandi.

MD Anderson. At The American Society of Clinical Oncology 2014 Annual Meeting, or ASCO, researchers from MD Anderson presented data from a clinical study in which 60 CRPC patients with bone metastases were treated with a sequential combination regimen of Zytiga and Xtandi. In the study, the researchers defined primary resistance as discontinuation of therapy due to symptomatic or imaging evidence of disease progression within four months of initiating treatment and benefit as discontinuation of therapy due to symptomatic or imaging evidence of disease progression at least four months after initiating treatment. In a subset of 15 patients who were evaluable for C-terminal loss, four patients were identified as having C-terminal loss, including two who were identified as having AR-V7. In this study, the researchers used antibody-based assays to identify the presence of C-terminal loss and AR-V7. All four, or 100%, of these patients showed primary resistance. Of the 11 patients in the subset that did not have C-terminal loss or AR-V7, nine patients, or 82%, showed benefit. These data are set forth in Table 1 below.

Table 1: Summary of MD Anderson C-Terminal Loss and AR-V7 Findings (ASCO)

	N	Primary Resistance	Benefit
AR-V7 positive	2	100% (2/2)	0% (0/2)
C-terminal loss (excluding AR-V7)	2	100% (2/2)	0% (0/2)
Negative for AR-V7 and C-terminal loss	11	18% (2/11)	82% (9/11)

In addition, researchers from MD Anderson presented the results of a second study in an article published in European Urology in May 2014. In the study, the researchers evaluated bone biopsy specimens from CRPC patients with bone metastases that had been treated with Xtandi to evaluate the effects of Xtandi on cancer and to associate these effects with clinical observations. In the study, the researchers defined resistance and benefit as follows:

•	primary resistance, as discontinuation of therapy due to symptomatic or imaging evidence of disease progression within four months of initiating Xtandi treatment;

•	moderate benefit, as discontinuation of therapy due to symptomatic or imaging evidence of disease progression within four to six months of initiating Xtandi treatment; and

•	prolonged benefit, as discontinuation of therapy due to symptomatic or imaging evidence of disease progression at least six months after initiating Xtandi treatment.

The researchers evaluated a population of 23 patients who had two evaluable biopsies for AR-V7. As shown in Table 2 below, based on identification of AR-V7 at baseline, 86% of the patients with AR-V7 showed primary resistance, and 38% of the patients that did not have AR-V7 showed primary resistance.

Table 2: Summary of MD Anderson AR-V7 Baseline (European Urology)

Outcome	N	Primary Resistance	Moderate Benefit	Prolonged Benefit
AR-V7 positive	7	86% (6/7)	14% (1/7)	0% (0/7)
AR-V7 negative	16	38% (6/16)	31% (5/16)	31% (5/16)

Johns Hopkins. In a clinical trial conducted by Johns Hopkins, researchers prospectively evaluated the effect of AR-V7 in patients with metastatic CRPC on tumor responsiveness to treatment with Xtandi and Zytiga. In the trial, 31 patients received Xtandi, and 31 patients received Zytiga. In the trial, the presence of AR-V7 was determined by an analysis of circulating tumor cells isolated from the patient’s blood. In the Xtandi-treated group, 12 of the 31 patients were identified as having AR-V7. None of these 12 patients with AR-V7 achieved the trial’s primary endpoint of maximal PSA reduction of at least 50%. Eleven of the 12 patients with AR-V7 did not achieve any PSA reduction. Ten of the 19 patients who did not have AR-V7 achieved a maximal PSA reduction of at least 50%. In addition, the median rPFS and the median overall survival of the patients with AR-V7 was 2.1 months and 7.4 months, respectively, compared to 6.1 months and 16.0 months, respectively, in the patients without AR-V7. The differences between the AR-V7 and non-AR-V7 groups in terms of the number of patients achieving a maximal PSA reduction of 50% and the improvements in median rPFS and overall survival were statistically significant.

In the Zytiga-treated group, six of the 31 patients were identified as having AR-V7. None of the six patients with AR-V7 achieved any PSA reduction during treatment. Seventeen of the 25 patients who did not have AR-V7 achieved a maximal PSA reduction of at least 50%. The median rPFS and the median overall survival of the patients with AR-V7 was 2.3 months and 11.1 months, respectively, and in each case had not been reached in the patients without AR-V7. The differences between the AR-V7 and non-AR-V7 groups in terms of the number of patients achieving a maximal PSA reduction of 50% and the improvements in median rPFS and overall survival were statistically significant. The data from the Johns Hopkins trial are summarized in Table 3 below.

Table 3: Summary of Johns Hopkins Data

				Results
Treatment	N	AR-V7+	AR- V7 Status	PSA50	P- value*	rPFS	P- value*	Overall survival	P- value*
Xtandi	31	38% (12/31)	+	0%	0.004	2.1 months	<0.001	7.4 months	<0.001
			-	52%		6.1 months		16.0 months
Zytiga	31	19% (6/31)	+	0%	0.004	2.3 months	<0.001	11.1 months	<0.001
			-	68%		Not Reached		Not Reached

*	Results are considered statistically significant if they have a P-value of less than 0.05, meaning that there is less than a one-in-20 likelihood that the observed results occurred by chance.

The Johns Hopkins researchers also reported the prevalence of AR-V7 in different patient groups participating in the trial based on the prior treatment the patient had received. Table 4 below sets out the percentage of patients in each prior treatment group who had AR-V7.

Table 4: Prevalence of AR-V7 in CRPC in the Johns Hopkins Trial

Treatment Status Prior to Entry Into Johns Hopkins Trial	Percentage of Patients in Pre-Treatment Group who had AR-V7
Pre-enzalutamide and pre-abiraterone acetate	11.6%
Post-enzalutamide only	25.0%
Post-abiraterone acetate only	51.2%
Post-enzalutamide and post-abiraterone acetate	66.7%

Based on these data, we believe that treatment with Xtandi and Zytiga may be associated with an increase in the prevalence of AR-V7 and cross-resistance to sequential therapy, thereby leaving patients who are treated with either Xtandi or Zytiga with no currently available secondary hormonal treatment options. By contrast, we believe galeterone has the potential to reduce the prevalence of AR-V7 through its mechanism of androgen receptor degradation.

Memorial Sloan Kettering. At the European Society for Clinical Oncology 2014 Congress, researchers from Memorial Sloan Kettering presented data from a clinical study in which 85 metastatic CRPC patients were treated with Xtandi, Zytiga or taxane-based chemotherapy. Of the 46 patients who received either Xtandi or Zytiga, 21 showed no reduction in PSA levels and were considered resistant to therapy and 25 showed a reduction in PSA levels and were considered to have had a clinical benefit. All patients were screened at baseline for C-terminal loss. A retrospective analysis was conducted in which patients with C-terminal loss were assessed as having demonstrated primary resistance or clinical benefit. Of the six patients identified as having C-terminal loss, no patient showed a clinical benefit. Sixty-three percent of the patients who did not have C-terminal loss showed clinical benefit. These data are summarized in Table 5 below.

Table 5: Summary of Memorial Sloan Kettering C-Terminal Loss Findings

	N	Primary Resistance	Benefit
C-terminal loss	6	100% (6/6)	0% (0/6)
Negative for C-terminal loss	40	37% (15/40)	63% (25/40)

Galeterone

Overview

Our lead product candidate, galeterone, is a highly selective, multi-targeted, oral small molecule drug candidate that, like Zytiga and Xtandi, acts by disrupting the androgen receptor signaling pathway. Zytiga and Xtandi each disrupt the pathway at a single point using a single mechanism of action. In contrast, galeterone disrupts the pathway at multiple points by combining the mechanisms of action of Zytiga (CYP17 inhibition) and Xtandi (androgen receptor antagonism) with the additional mechanism of androgen receptor degradation. Unlike CYP17 inhibition and androgen receptor antagonism, the mechanism of action of androgen receptor degradation does not require a functional ligand binding domain. We believe that there are no approved drugs or drugs in clinical trials, other than galeterone, with the mechanism of action of androgen receptor degradation. We plan to initiate our pivotal Phase 3 clinical trial of galeterone in the first half of 2015.

In addition to our planned pivotal Phase 3 clinical trial, we are conducting our ongoing ARMOR2 trial of galeterone for the treatment of multiple CRPC populations. Subject to the availability of resources, we anticipate continuing the clinical development of galeterone in multiple CRPC populations, as well as in hormone-sensitive prostate cancer. We have exclusive worldwide development and commercialization rights to galeterone.

Our initial development strategy for galeterone focuses on the treatment of patients with CRPC whose prostate tumor cells express AR-V7, an altered androgen receptor that is truncated. This strategy is consistent with the heightened awareness and interest in drug development of precision medicine therapies for the treatment of cancers caused by genetic and other alterations. We are not aware of any precision medicine therapies in late stage clinical trials for the treatment of prostate cancer specifically targeting C-terminal loss or splice variants other than galeterone.

Key Differentiating Attributes of Galeterone

Based on preclinical and clinical data, we believe that galeterone has advantages over Zytiga and Xtandi because of the following key differentiating attributes:

•	Potential for improved efficacy. We believe that galeterone, which combines the mechanism of action of androgen receptor degradation with the mechanisms of action of Zytiga (CYP17 inhibition) and Xtandi (androgen receptor antagonism), may further improve progression-free survival and overall survival beyond that of products that depend on only a single mechanism of action. At EORTC-NCI-AACR, we reported efficacy data from a total of 107 CRPC patients in our ARMOR2 trial that showed meaningful reductions in maximal PSA in patients in the trial.

•	Potential for efficacy in CRPC patients with C-terminal loss, including AR-V7. Because galeterone’s distinct mechanism of action of androgen receptor degradation does not require an intact ligand binding domain to be effective against prostate cancer tumors, we believe galeterone may be effective in prostate cancer tumors that express altered androgen receptors with C-terminal loss, including AR-V7. In contrast, the mechanisms of action of Zytiga and Xtandi and other similar drugs in clinical development all require the presence of the ligand binding domain in order to be effective.

•	Potential for lower risk of resistance. We believe that galeterone may reduce the risk of or delay the development of resistance to therapy because galeterone addresses multiple mechanisms of action simultaneously. We believe that reducing resistance may delay the development of disease progression.

•	Potential for broad utility in prostate cancer. We believe that galeterone may be well suited to treat different prostate cancer patient populations, from early-stage prostate cancer patients to end-stage salvage metastatic CRPC patients, because of its efficacy, safety and tolerability.

•	Favorable safety profile. We have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. In these trials, galeterone demonstrated a favorable safety and tolerability profile. In our ARMOR2 trial, approximately 90% of all treatment-emergent adverse events reported as of October 14, 2014 were grade 1 or 2 in severity and were generally manageable and reversible.

•	No requirements for steroids. Unlike Zytiga, galeterone has not been shown in clinical trials to cause mineralocorticoid excess and does not require co-administration of steroids. Because Zytiga has been shown in clinical trials to cause mineralocorticoid excess, a potentially fatal syndrome characterized by hypertension, hypokalemia, fluid retention and edema, Zytiga is required to be administered with prednisone to reduce the frequency of patients exhibiting mineralocorticoid excess. Despite the co-administration of prednisone, however, approximately 30% of patients treated with Zytiga in a pivotal Phase 3 trial developed symptoms of mineralocorticoid excess. In addition, the chronic use of prednisone poses other safety concerns. Side effects associated with chronic use of prednisone include muscle weakness, osteoporosis, diabetes and increased risk of infection.

•	No associated seizure risk. Unlike Xtandi, we have not had any reports of seizures in clinical trials of galeterone. A 0.9% risk of grand mal seizures was reported in the Xtandi pivotal Phase 3 trial in post-chemotherapy CRPC patients. These seizures have been linked to the inhibition or antagonism by Xtandi of GABAA, a receptor associated with the nervous system. Galeterone is not a GABAA antagonist.

•	Ease of dosing. Unlike the complicated dosing regimen for Zytiga, galeterone is dosed orally once per day, does not require the co-administration of steroids and can be taken with or without food. We believe that this convenient dosing regimen will enhance patient compliance. In contrast, Zytiga must be taken in a fasted state to avoid large increases in absorption, which may cause side effects. Zytiga also must be co-administered with steroids. Prednisone, the steroid co-administered with Zytiga, must be taken with food in order to avoid potential development of gastric ulcers. As a result, Zytiga and prednisone cannot be taken together and dosing must be carefully coordinated with food intake, resulting in a staggered dosing regimen of pills three times per day.

•	Potential for use as part of combination therapy. Combination therapy using drugs with different mechanisms of action has been an important component of cancer treatment. Combination therapy makes it possible to simultaneously attack different mechanisms responsible for the replication, progression and survival of tumor cells. This is important because of the genetic diversity within a tumor population and because not all cells are equally sensitive to a particular mechanism of action or drug. Because of galeterone’s multiple mechanisms of action, galeterone acts as if it were a combination therapy. Moreover, because of galeterone’s favorable safety profile, ease of administration and highly selective, multiple mechanisms of action, we believe that it may prove to be well suited for use in combination with other therapies.

Galeterone Clinical Development

In August 2009, we submitted an investigational new drug application, or IND, to the FDA for galeterone for the treatment of CRPC, and in November 2009, we commenced clinical trials of galeterone. As of October 14, 2014, our cut-off date for our data presentation at EORTC-NCI-AACR, we had administered galeterone to a total of 254 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. Specifically, as of such date, we had treated, in the Androgen Receptor Modulation Optimized for Response, or ARMOR, program, 121 CRPC patients in our ongoing ARMOR2 trial and 49 CRPC patients in our ARMOR1 trial. In four additional Phase 1 clinical trials, we also administered galeterone to 84 healthy volunteers.

ARMOR2 Trial

In December 2012, we initiated our ARMOR2 trial, an open label Phase 2 clinical trial of galeterone. The trial is designed as a two-part trial. Part 1 of the trial is a dose escalation phase designed to confirm the dose of galeterone to be evaluated in Part 2 of the trial. Part 2 of the trial is designed to evaluate the efficacy and safety of galeterone at the dose selected in Part 1 in distinct CRPC patient populations. The trial is being conducted at 28 sites in the United States and Canada. Enrollment in the trial has been completed. As of February 28, 2015, 19 patients were still participating in the extension portion of the trial.

The primary efficacy endpoints of our ARMOR2 trial are based on a decrease in PSA levels. In setting the primary endpoints of the trial, we considered the standard, accepted use of monitoring PSA levels to determine if a patient’s prostate cancer is responding to therapy as well as the use of reductions in PSA levels as a key efficacy endpoint in Phase 2 clinical trials of other prostate cancer agents, as set forth in guidelines developed by the Prostate Cancer Working Group 2, or PCWG2. PCWG2 is an international group of prostate cancer investigators who published guidelines for the design and evaluation of prostate cancer trials.

Part 1 of ARMOR2 Trial. In Part 1 of the trial, we enrolled 25 CRPC treatment-naïve patients with progressive disease and three patients whose disease progressed during treatment with Zytiga, whom we refer to as Zytiga-refractory patients. The CRPC treatment-naïve patients were enrolled in one of three escalating dose cohorts: 1700 mg/day, 2550 mg/day or 3400 mg/day. The Zytiga-refractory patients all received doses of 2550 mg/day. All patients in Part 1 of the trial received treatment for up to an initial period of 12 weeks followed by optional continued dosing for those patients who tolerated treatment and did not show signs of disease progression. Treatment was continued until disease progression or patient withdrawal due to adverse events or other reasons.

At least 50% of patients at all dose levels achieved a 30% or greater decrease in PSA. Based on the recommendation of the monitoring committee for the trial following review of safety, efficacy and pharmacokinetic results of the three dose groups, we chose the 2550 mg/day dose for further study in Part 2 of the ARMOR2 trial.

Part 2 of ARMOR2 Trial. We completed enrollment in Part 2 of the ARMOR2 trial in July 2014. In total, we enrolled 93 patients. In ARMOR2, we are evaluating the following CRPC populations at a 2550 mg/day dose of galeterone:

•	non-metastatic and metastatic CRPC treatment-naïve patients;

•	patients whose disease progressed during treatment with Zytiga, whom we refer to as Zytiga-refractory patients; and

•	patients whose disease progressed during treatment with Xtandi, whom we refer to as Xtandi-refractory patients.

Table 6 below summarizes the patient populations enrolled and primary endpoints for Part 2 of the ARMOR2 trial:

Table 6: Patient Populations and Primary Endpoints for Part 2 of the ARMOR2 Trial

Patient Population	Number of Patients Enrolled	Primary Endpoint

Non-metastatic CRPC treatment-naïve patients	50	Percentage of patients with a maximal reduction in PSA levels of at least 30% from baseline to the end of the primary treatment phase
Metastatic CRPC treatment-naïve patients

Zytiga-refractory patients	34	Percentage of change in PSA levels from baseline to the end of the primary treatment phase
Xtandi-refractory patients	9

Additional endpoints include incidence of adverse events, change from baseline in safety parameters, response rate and circulating tumor cells, or CTC, enumeration and characterization, including for the evaluation of C-terminal androgen receptor expression in relation to N-terminal androgen receptor expression to identify C-terminal loss and the lack of a functional ligand binding domain.

All patients in Part 2 of the trial received treatment with galeterone at a dose of 2550 mg/day for an initial period of up to 12 weeks followed by optional continued dosing in an extension phase for those patients who tolerated treatment and did not show signs of disease progression. Treatment is continued until disease progression or patient withdrawal due to adverse events or other reasons.

Clinical Data Presented at EORTC-NCI-AACR. In November 2014 at EORTCI-NCI-AACR, we presented interim efficacy and safety data from our ARMOR2 trial for patients who received the 2550 mg/day dose of galeterone. In 60 evaluable CRPC treatment-naïve patients in Part 1 and Part 2 of the trial who received the 2550 mg/day dose of galeterone, during the first 12 weeks of dosing, 83% had a maximal reduction in PSA levels of at least 30%, and 70% had a maximal reduction in PSA levels of at least 50%, as described in Figure 3 below.

Figure 3: ARMOR2: Maximal PSA Response Waterfall Plot in All Pre-Chemotherapy CRPC

Treatment-Naïve Patients

(n=60) (2550 mg dose)

In 39 metastatic CRPC treatment-naïve patients who received the 2550 mg/day dose, during the first 12 weeks of dosing, 85% had a maximal reduction in PSA levels of at least 30%, and 77% had a maximal reduction in PSA levels of at least 50%, as described in Figure 4 below.

Figure 4: ARMOR2: Maximal PSA Response Waterfall Plot in Pre-Chemotherapy Metastatic CRPC Treatment-Naïve Patients Treated (n=39) (2550 mg dose)

We also reported 12-week data for 37 Zytiga-refractory patients, 13 of whom showed a reduction in PSA levels, and nine Xtandi-refractory patients, five of whom showed a reduction in PSA levels.

Of the 16 treatment-naïve patients evaluable by Response Evaluation Criteria in Solid Tumors, or RECIST, three patients had a complete response and 11 patients had stable disease. Fifteen of the Zytiga-refractory patients and three of the Xtandi-refractory patients were evaluable by RECIST. Of these patients, five Zytiga-refractory patients had stable disease, and one Xtandi-refractory patient had stable disease. As measured by RECIST criteria, stable disease is achieved when the tumor has not increased in size by 20% and has not decreased by 30%, a partial response occurs when the tumor has decreased in size by at least 30%, and progressive disease occurs when the tumor has increased in size by at least 20% or new tumor lesions are identified.

Our ARMOR2 trial included circulating tumor cell, or CTC enumeration and characterization. At EORTC-NCI-AACR, we presented data from a retrospective subset analysis in which seven treatment-naïve CRPC patients in ARMOR2 were identified as having C-terminal loss as determined by the evaluation of C-terminal androgen receptor expression in relation to N-terminal androgen receptor expression. Six of these patients had maximal reductions in PSA levels of at least 50%. The seventh patient, who did not show any PSA reduction, discontinued therapy due to an adverse event unrelated to galeterone after approximately six weeks in the trial and did not receive the full treatment regimen. These data are supportive of galeterone’s mechanism of action of androgen receptor degradation, which does not require a functional ligand binding domain.

At EORTC-NCI-AACR, we also presented interim safety results from all 107 patients treated as of October 14, 2014 in ARMOR2. In these patients, galeterone was well tolerated. Approximately 90% of all treatment-emergent adverse events reported were grade 1 or 2 in severity and were generally manageable and reversible. The majority of these events were assessed as not related or unlikely related to galeterone. In addition, there were no reported cases of seizure or mineralocorticoid excess. The most common adverse events were nausea, fatigue, pruritus, decreased appetite, diarrhea, hypokalemia and vomiting. Eight of these patients experienced a grade 3 or a grade 4 treatment-emergent increase in aminotransferase indicating elevated liver enzyme levels. These events were asymptomatic, transient and all eight of these patients recovered following temporary drug withdrawal. Five of the eight patients have been re-challenged at a reduced dose level with none showing a recurrence of a grade 3 or higher adverse event. There were three patients with unexpected serious adverse events in the trial that were assessed by the investigators as possibly related to treatment with galeterone. These treatment-related serious adverse events involved a case of angioedema in a patient who was taking a medication associated with angioedema, an episode of dizziness and fainting in a patient with a history of nausea, diabetes and hypertension who had discontinued treatment with galeterone four days prior to the episode, and a case of hypocalcemia and hyperparathyroidism in a patient with a history of hypocalcemia and hyperparathyroidism. Under the Common Terminology Criteria for Adverse Events established by the National Cancer Institutes, adverse events are reported by grade. Grades 1 or 2 indicate mild to moderate adverse events, grade 3 indicates a severe but not life threatening event with required hospitalization, grade 4 indicates that the event is life threatening and a grade 5 event is death.

Reformulation of Galeterone

The ARMOR2 trial uses a proprietary spray dried dispersion formulation of galeterone in tablet form that we developed after we completed the ARMOR1 trial. Spray dried dispersion is a manufacturing technology used in the pharmaceutical industry to improve dissolution rates and enhance the bioavailability of poorly soluble compounds such as galeterone. During the spray dried dispersion manufacturing process, galeterone and an inert polymer are dissolved in organic solvents and spray dried to produce solid dispersion powder, which is then tableted. The final drug product is an oral tablet.

We developed the tableted spray dried dispersion formulation as a result of findings of exposure variability due to a pronounced food effect with the original drug product used in the ARMOR1 trial. The original formulation was micronized active pharmaceutical ingredient in capsule, which we refer to as the PIC formulation. The spray dried dispersion formulation minimizes the food effect, decreases the exposure variability and increases the exposure levels. We anticipate using our tableted spray dried dispersion formulation in all subsequent clinical trials for galeterone and, if approved for marketing, commercial sales of galeterone.

ARMOR1 Trial

In November 2009, we initiated our ARMOR1 trial, an open label, dose escalation Phase 1 clinical trial of galeterone. We conducted the ARMOR1 trial in 49 CRPC patients at eight sites in the United States using our prior PIC formulation of galeterone. The trial enrolled metastatic and non-metastatic CRPC treatment-naïve patients.

Patients were enrolled in the trial in eight cohorts based on dose level and dosing schedule. Escalating doses of galeterone were administered from 650 mg/day through 2600 mg/day as a single daily dose or a split dose twice daily. The monitoring committee for the trial reviewed all safety data prior to escalation. Galeterone was taken with a patient choice of meal or with a food supplement. Patients received treatment for an initial period of 12 weeks followed by optional continued dosing for those patients who tolerated treatment and did not show signs of disease progression. Treatment was continued until disease progression or patient withdrawal due to adverse events or other reasons.

The trial was designed as a dose finding trial. The primary endpoints for the trial were to assess incidence of adverse events and change from baseline in safety parameters. Secondary endpoints included the percentage of patients with a 50% or greater decrease in PSA during the period from baseline to the earlier of the end of the 12-week treatment period or PSA nadir and changes in disease status from baseline in CT/MRI scans and bone scans over the 12-week treatment period.

A total of 49 patients were enrolled in ARMOR1, of whom 37 patients completed the 12-week treatment period, and 22 patients entered the extension phase of the trial. Of the 12 patients who did not complete the 12-week treatment period, five discontinued treatment due to disease progression, five discontinued treatment due to adverse events and two voluntarily withdrew from the trial.

Safety. Galeterone was well tolerated in the trial. Patients in the trial, as a group, were dosed with galeterone, in the aggregate, for approximately 8,000 days, with individual patients receiving galeterone for up to 20 months. Approximately 90% of treatment-emergent adverse events reported for the first 12 weeks of treatment were grade 1 or grade 2 in severity and were generally manageable and reversible. The majority were assessed as not related or unlikely related to galeterone. The most common treatment-emergent adverse events reported for the first 12 weeks of treatment were fatigue, increased aminotransferase, nausea, diarrhea and pruritus. The incidence of treatment-emergent adverse events was comparable between cohorts and was not dose related. A total of eight patients (or 16%) experienced a grade 3 treatment-emergent increase in aminotransferase indicating elevated liver enzyme levels. These events were asymptomatic and transient. Of the eight patients, two patients voluntarily withdrew from the trial, and six patients restarted at the same dose level or one dose level below with no recurrence of a grade 3 or higher adverse event. A maximum tolerated dose was not reached in the trial. In our ARMOR1 trial, there was only one unexpected serious adverse event assessed by the investigator as possibly related to treatment with galeterone: a case involving a 77-year old patient who developed rhabdomyolysis, an acute disintegration of muscle tissue, and acute renal failure that occurred while receiving simvastatin, a statin known to be associated with rhabdomyolysis. In addition, the patient had underlying chronic renal insufficiency, renal artery stenosis and hydronephrosis requiring stents and presented after a fall, all of which are risk factors for either acute renal failure or rhabdomyolysis.

Efficacy. Patients in each of the doses tested experienced reductions in PSA. In the 12 patients who received the highest dose in the study, 2600 mg/day, maximal PSA decreases of at least 30% were observed in 75% of the patients, and maximal PSA decreases of at least 50% were observed in 42% of the patients. Of the 49 patients in the trial, 22% experienced maximal PSA decreases of at least 50%, and 49% experienced maximal PSA decreases of at least 30%. We believe that these results, while favorable, were adversely impacted by the exposure variability associated with the food effect of the PIC formulation. Radiographic evidence of tumor shrinkage and overall tumor stabilization was seen in multiple patients as assessed by CT/MRI scans and bone scans as measured by RECIST. Thirty-nine patients had measurable disease at baseline, including five patients receiving the 2600 mg/day dose. Of the five patients, two had partial responses, and a third patient had a near partial response with a reduction in maximal PSA levels of 28%. Of the 39 patients, 22 had stable disease at the end of the 12-week treatment period.

Phase 1 Trials in Healthy Volunteers in Connection with Galeterone Reformulation

During the course of the ARMOR1 trial, we conducted a retrospective analysis of data from the trial which suggested that the PIC formulation of galeterone used in the trial had a food effect, which may have introduced variability into the drug exposure levels. On the basis of this data, we conducted two Phase 1 trials (TOK-200-06 and TOK-200-07) in a total of 36 healthy volunteers to further evaluate the food effect of the PIC formulation of galeterone. In these trials, volunteers received a 975 mg/day dose of galeterone in a fed state with an FDA standardized high calorie/high fat meal or food supplement or in a fasted state in a cross-over design with a seven day washout between treatments. Treatment with galeterone was well tolerated by all volunteers in the trials. The pharmacokinetic results from the trials showed a substantial food effect with increased absorption of 10 to 12 fold in the fed versus the fasted volunteers. As a result, we pursued development of a new formulation to eliminate this food effect. In a Phase 1 clinical trial of galeterone (TOK-200-08), we explored the use of a coated tablet using the active ingredient of the PIC formulation but decided not to take this formulation forward.

We evaluated the proprietary spray dried dispersion formulation, in both capsule and tablet form, in a Phase 1 clinical trial (TOK-200-09) in 24 healthy volunteers. This trial was designed to assess single dose pharmacokinetics and relative bioavailability of the spray dried dispersion formulation under fed and fasted conditions as compared to the PIC formulation of galeterone under fed conditions. Treatment with galeterone was well tolerated by all volunteers in this trial. In addition, the new formulation eliminated the food effect observed with the PIC formulation, reduced drug exposure variability and increased drug exposure levels. We are using our proprietary spray dried dispersion formulation in tablet form in the ongoing ARMOR2 trial and plan to use it in all future trials and, if approved for marketing, commercial sales of galeterone.

Pivotal Phase 3 Clinical Trial

We are currently preparing to initiate our pivotal Phase 3 clinical trial of galeterone. Our ARMOR3-SV trial will be a randomized, open label clinical trial comparing galeterone to Xtandi in 148 metastatic CRPC treatment-naïve patients whose prostate tumors express the AR-V7 splice variant. We have reviewed the trial design with the FDA and EMA.

Under the trial protocol, patients will be randomized on a one-to-one basis to receive either galeterone or the control arm treatment, Xtandi. Patients in the galeterone arm will receive a dose of 2550 mg/day, and patients in the Xtandi arm will receive a dose of 160 mg/day. All patients will continue to receive treatment until they have radiographic evidence of disease progression as determined by a blinded, independent central imaging assessment or patient withdrawal due to adverse events or other reasons. We plan to establish an independent data monitoring committee.

Only patients with the AR-V7 splice variant will be enrolled in the trial. These patients will be identified by analysis of a blood sample at a central laboratory using an AR-V7 specific assay. We have entered into a collaboration with Qiagen N.V., or Qiagen, to develop and commercialize this assay as a companion diagnostic. Delays in developing this assay could delay the initiation of the trial. We expect that we may need to screen more than 1,000 patients to identify and enroll the target number of patients with AR-V7.

The primary endpoint of the trial will be rPFS as determined by a blinded, independent central imaging assessment measured from the time of patient randomization to the time of radiographic evidence of disease progression or time of death from any cause. In order to achieve the primary endpoint, results from the trial must demonstrate an 82% increase in median rPFS in the galeterone arm as compared to the Xtandi arm. Such a result would be statistically significant and would likely be considered a clinically relevant outcome. The secondary endpoints will include overall survival, safety and time to next anti-cancer intervention or time to next cytotoxic therapy.

We expect to commence the trial in the first half of 2015 and to have top-line data from the trial by the end of 2016. However, we will not be able to initiate dosing of patients in the trial unless and until Qiagen completes its development of the clinical trial assay to identify CRPC patients with AR-V7. In addition, our anticipated time to top-line data is subject to the rates of patient enrollment and disease progression in the trial. The rate of patient enrollment in the trial, however, is difficult to predict as we have no experience recruiting patients with AR-V7 for a clinical trial, and the percentage of treatment-naïve CRPC patients with AR-V7 is subject to widely varying projections in published literature. Moreover, because we have not previously conducted a clinical trial of galeterone in patients with AR-V7 and clinical trials of Xtandi in AR-V7 have only been conducted in a limited number of patients, our assumption concerning rates of disease progression could be incorrect. As a result, there can be no assurance that we will initiate, have top-line data from or complete the trial when we anticipate.

Prospective Identification of AR-V7

We need to develop an analytically validated assay that sensitively detects AR-V7 in order to proceed with our planned pivotal Phase 3 clinical trial and develop and commercialize a companion diagnostic test for this assay in order to seek approval of, and commercialize, galeterone for patients with these types of truncated androgen receptors. We have entered into a collaboration with Qiagen to develop and commercialize the companion diagnostic. Clinical data obtained with the clinical trial assay in the Phase 3 trial will be used by Qiagen to support regulatory filings for the approval of the companion diagnostic for AR-V7 and by us to support our regulatory filings for approval of galeterone. We have also entered into an exclusive, worldwide license with Johns Hopkins to patent applications and know how covering certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. One of these assays was used by Johns Hopkins in its prospectively designed clinical trial, reported in the New England Journal of Medicine, which assessed the impact of AR-V7 expression on patient responsiveness to Zytiga and Xtandi. Qiagen is currently developing this assay as the companion diagnostic. We have discussed with the FDA our development strategy and plans for identifying AR-V7 patients in our pivotal Phase 3 clinical trial, including our plans to develop the assay as a companion diagnostic test. The FDA has advised us that we will not need to submit an IDE for the assay to the FDA before we screen patients in the trial. However, based on those discussions, we believe that the companion diagnostic test will need to be approved by the FDA through its Premarket Approval, or PMA, process. We anticipate that Qiagen will seek approval for the companion diagnostic test by the FDA in parallel with our seeking approval of galeterone in the United States.

We have consulted with the EMA regarding our development strategy and plans for identifying AR-V7 patients in our ARMOR3-SV trial. Based on these consultations, we believe that in order for us to use the assay in the ARMOR3-SV trial, the assay only needs to be validated for clinical use with an expectation that it will be CE marked in connection with the submission for regulatory approval in the European Union. We have arranged with Qiagen to meet this requirement. At the time we seek regulatory approval in the European Union, we will need to have the assay CE marked.

On March 13, 2015, we entered into a project work plan with Qiagen under a Master Collaboration Agreement, dated January 12, 2015, between us and Qiagen, which, together with the project work plan, we refer to as the Agreement. Pursuant to the Agreement, Qiagen has agreed to develop and commercialize an assay as a companion diagnostic test to identify CRPC patients with the splice variant AR-V7 for use with galeterone, our lead drug candidate. We expect to use the clinical trial assay developed by Qiagen in our planned pivotal Phase 3 clinical trial of galeterone in order to identify CRPC patients with AR-V7.

Under the Agreement, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for, the companion diagnostic test in the United States, the European Union, Canada, Australia and such other countries as we and Qiagen may agree. In addition, Qiagen has agreed to use commercially reasonable and diligent efforts to manufacture the companion diagnostic test and to make the companion diagnostic test commercially available in those countries in which we have obtained regulatory approval for, and have valid patent claims covering, galeterone. Qiagen will be responsible for commercializing the companion diagnostic in each such country. If Qiagen elects not to commercialize the companion diagnostic test itself in any such country, for so long as there are valid patent claims covering galeterone in such country, Qiagen has agreed to procure alternative distribution channels or otherwise supply the companion diagnostic test to us in order for us to market galeterone in combination with the companion diagnostic test. Upon our request, we and Qiagen have also agreed to negotiate in good faith to expand the scope of the projects under the Agreement to, among other things, provide for the development and commercialization of the companion diagnostic test for use with galeterone in Japan.

Subject to the terms of the Agreement, we will pay Qiagen an approximate aggregate amount of up to $7.4 million over the term of the development program, including amounts payable to Qiagen for us to have the exclusive right to have the circulating tumor cell enrichment technology used in the development of the companion diagnostic test. In addition, we have agreed to reimburse Qiagen for certain direct, out-of-pocket costs incurred by Qiagen, including for sample materials, which costs are estimated to equal in the aggregate up to $1.9 million. These amounts are subject to adjustment if we and Qiagen determine that changes in the scope of the development program are required. Following commercialization, we will have no further payment obligations to Qiagen under the Agreement. However, we will not receive any revenues from future sales, if any, of the companion diagnostic test.

The Agreement expires on the later to occur of (i) the fifth anniversary of regulatory approval of the companion diagnostic test and (ii) the expiration of Qiagen’s commercialization obligations under the Agreement. We are permitted to terminate the Agreement for convenience upon 180 days’ written notice to Qiagen. Either party may terminate the Agreement upon 60 days’ written notice to the other party based on uncured material breaches by the other party and may terminate the Agreement immediately based on the bankruptcy or insolvency of the other party.

Other Development Activities

We plan to explore galeterone’s utility in other indications and patient populations in prostate cancer, including early-stage prostate cancer and the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents, and in other diseases in which the androgen receptor signaling pathway plays a role.

Galeterone Mechanisms of Action

The androgen receptor signaling pathway is the primary pathway that drives prostate cancer growth and has been implicated in other hormonally driven diseases. The pathway is ordinarily activated by the binding of androgens, such as testosterone and DHT, to the ligand binding domain of androgen receptors in prostate cancer cells. Galeterone disrupts the activation of the pathway through multiple mechanisms of action:

•	inhibition of the enzyme CYP17, which blocks the synthesis of testosterone;

•	androgen receptor antagonism, which blocks the binding of testosterone or DHT with the androgen receptor; and

•	androgen receptor degradation, which reduces the amount of androgen receptor protein in the tumor cells.

In order to demonstrate galeterone’s multiple mechanisms of action, we conducted preclinical studies with respect to each mechanism.

CYP17 Lyase Inhibition

Like Zytiga, galeterone is an inhibitor of CYP17, a protein with two enzymatic functions: hydroxylase and lyase. Because CYP17 plays a central role in synthesizing the androgens that drive tumor cell growth, CYP17 inhibitors have been developed to treat patients with CRPC. Selectively blocking CYP17 lyase reduces the production of key androgen precursors. However, inhibition of the CYP17 hydroxylase causes an accumulation of certain steroids, such as progesterone, deoxycorticosterone and corticosterone, and a reduction in cortisol, which can result in mineralocorticoid excess. An ideal CYP17 inhibitor will selectively block the lyase function of CYP17 relative to hydroxylase so that these steroids do not accumulate to the extent that they cause mineralocorticoid excess.

We conducted preclinical studies of galeterone and abiraterone to evaluate their relative selectivity with respect to the inhibition of the hydroxylase and lyase functions of CYP17. In these studies, galeterone was shown to selectively block the lyase function of CYP17 relative to the hydroxylase function. In contrast, abiraterone more selectively blocked the hydroxylase function relative to the lyase function, consistent with its published risk for mineralocorticoid excess.

Consistent with these findings, in further preclinical studies in cell cultures, we observed that galeterone inhibited testosterone synthesis comparable to abiraterone, but that abiraterone significantly lowered cortisol levels as compared to galeterone. We believe that this difference is due in part to galeterone’s selective inhibition of the lyase function of CYP17.

Androgen Receptor Antagonism

Like Xtandi, galeterone blocks androgens from binding to the androgen receptor. This results in reduced translocation of the androgen receptor into the cell nucleus, which prevents the androgen receptor from acting as a transcription factor and decreases the expression of androgen-responsive genes that drive tumor growth. In in vitro studies, galeterone has shown potency of antagonism greater than or comparable to other androgen receptor antagonists, including enzalutamide.

Androgen Receptor Degradation

Galeterone decreases the amount of androgen receptor protein in prostate tumor cells by enhancing degradation of the androgen receptor. This reduces the number of androgen receptors in the tumor cells to which androgen can bind and decreases the sensitivity of androgen responsive cells to androgens. The effect of galeterone to reduce androgen receptor levels has been observed in tumor cell lines and a xenograft model in mice. We have observed this effect of galeterone in varying degrees in prostate cancer cell lines that express non-mutated full-length androgen receptors and multiple forms of androgen receptor alterations. These alterations include splice variants, such as AR-V7, that are missing large portions of the protein sequence of the androgen receptor in the C-terminus and point mutations, which are single amino acid mutations in the protein sequence of the androgen receptor. In contrast to galeterone, which has been shown to lower androgen receptor levels, in independent preclinical studies and our preclinical studies, reductions in androgen receptor levels have not been observed using in vitro or in vivo models of prostate cancer treated with abiraterone, bicalutamide or enzalutamide. Abiraterone is the active ingredient in Zytiga, bicalutamide is the active ingredient in Casodex and enzalutamide is the active ingredient in Xtandi. To our knowledge, there are no approved drugs or drugs in clinical development, other than galeterone, with multiple mechanisms of action including androgen receptor degradation.

Preclinical Development

We have conducted in vitro and in vivo preclinical studies to evaluate galeterone’s effect on prostate cancer, including the efficacy of galeterone in hormone-sensitive tumor cell lines, in tumors expressing AR-V7 and other splice variants, in tumors expressing androgen receptor point mutations and in combination with novel targeted agents.

Activity in Hormone Treatment-Resistant Prostate Cancer

We believe that galeterone has the potential to treat tumors that are resistant to hormone treatments because of its differentiated mechanisms of action. In preclinical studies, others have reported key mechanisms of resistance in hormone treatment-resistant prostate cancer, which include:

•	increased CYP17 enzyme levels;

•	increased production of testosterone and DHT;

•	increased wild type or mutant androgen receptor levels;

•	alterations in the androgen receptor, such as splice variants and point mutations;

•	mutations in the androgen receptor that result in activation by steroids, such as prednisone and progesterone; and

•	androgen receptor mutations which convert androgen antagonists into agonists thus leading to activation of the receptor.

Activity in Tumors Expressing Splice Variants, including AR-V7

Androgen receptor splice variants are produced in tumor cells due to an aberrant RNA splicing event. As a result, a truncated androgen receptor protein is synthesized that lacks the C-terminal end of the protein, the region of the protein responsible for androgen binding. Tumor cells that express altered androgen receptors that lack the C-terminal end of the protein are not responsive to agents whose activity requires a functional ligand binding domain. In addition, the lack of the ligand binding domain causes the remaining splice variants to be constitutively active, or continuously signaling, meaning that activation of the androgen receptor pathway and tumor growth occurs even in the absence of androgens and androgen binding. This indicates the importance of androgen receptor degradation to the prevention of tumor growth.

As a follow-up to preclinical studies in which galeterone had caused degradation of full-length androgen receptors, preclinical studies were conducted in independent laboratories to determine whether galeterone also causes androgen receptor degradation in splice variant proteins.

In preclinical studies, we measured androgen receptor degradation using cell lines that expressed full-length and splice variant androgen receptors. These cells model the expression patterns described in human tumor samples where full-length and splice variant androgen receptor proteins are co-expressed. As shown in Figure 5 below, levels of both full-length androgen receptor and AR-V7 were reduced in a dose-dependent fashion following galeterone treatment. In the figures below, we use as a control beta-actin (ß-Actin), a protein commonly used as a control in these types of experiments.

Figure 5: Galeterone Causes Decreased Levels of Both Full-Length Androgen Receptor (AR) and AR-V7

Galeterone Concentration (72 hr exposure)

To demonstrate that galeterone would degrade the AR-V7 protein alone, in the absence of the full-length androgen receptor, researchers at UMB studied galeterone in a prostate cancer cell line that only expresses AR-V7, and not the full-length androgen receptor. As shown in Figure 6 below, in this study, AR-V7 protein levels were reduced in a dose-dependent fashion in cells that only express AR-V7 and not the full-length androgen receptor, confirming that galeterone can act directly on the AR-V7.

Figure 6: Galeterone Causes Decreased Levels of Androgen Receptor in Cell Line Only Expressing AR-V7

Galeterone Concentration (24 hr exposure)

In addition, together with the Vancouver Prostate Centre, we examined whether degradation of androgen receptors translated into reduced androgen receptor signaling and reduced tumor growth in prostate cancer tumor cells which express AR-V7. The Vancouver Prostate Centre conducted a series of studies evaluating the anti-tumor activity of galeterone and enzalutamide in AR-V7 expressing cells. In these studies, galeterone reduced tumor cell proliferation, reduced androgen receptor levels, and decreased nuclear translocation of the androgen receptor, while enzalutamide was only weakly effective in these measures of anti-tumor activity. In these studies, the effect of galeterone or enzalutamide on androgen responsive gene expression was also evaluated by measuring the activity of luciferase, a fluorescent marker, inserted into tumor cells, with lower luciferase activity indicating greater inhibition of androgen signaling. As shown in Figure 7 below, in these studies, the tumor cell line that did not express AR-V7 (V16D) had reduced luciferase activity when treated with enzalutamide or galeterone. However, the enzalutamide-resistant tumor cell lines that did express AR-V7 (49C and 49F) only had reduced luciferase activity when treated with galeterone. When treated with enzalutamide, these tumor cells had increased luciferase activity or only a minimal reduction in luciferase activity, indicating a lower inhibition of androgen signaling relative to galeterone in enzalutamide-resistant tumor cells that express AR-V7.

Figure 7: Comparison of Luciferase Activity of Galeterone and Enzalutamide in Enzalutamide-Resistant Tumor Cell Lines

Researchers at the University of Washington also evaluated the in vivo activity of galeterone in a LuCaP136 xenograft model of human prostate cancer tumor cells grown in castrated mice. LuCaP136 is a prostate cancer cell line that expresses AR-V7. As shown in Figure 8 below, the tumors grew in control animals. However, castrated animals treated with galeterone showed a pronounced tumor growth inhibition.

Figure 8: Galeterone Shows Tumor Growth Inhibition in LuCaP136 (AR-V7 Positive) Castration-Resistant Xenograft Model

In addition, researchers at UMB have also evaluated galeterone against a second splice variant, ARv567es. ARv567es, like AR-V7, is a truncated androgen receptor with C-terminal loss. To demonstrate that galeterone would degrade the ARv567es protein alone, in the absence of a full-length androgen receptor, we studied galeterone in a prostate cancer cell line that only expresses ARv567es, and not the full-length androgen receptor. As shown in Figure 9 below, in this study, ARv567es protein levels were reduced in a dose-dependent fashion in cells that only express ARv567es and not the full-length androgen receptor, confirming that galeterone can act directly on ARv567es.

Figure 9: Galeterone Causes Decreased Levels of Androgen Receptor in Cell Line Only Expressing ARv567es

Galeterone Concentration (24 hr exposure)

Activity in Androgen Receptor Point Mutations

Patients treated with Xtandi and Zytiga eventually develop resistance such that their tumors continue to grow despite continued treatment. In addition, some patients never respond to initial treatment with Zytiga or Xtandi. Preclinical studies have shown that this resistance may be caused by androgen receptor point mutations such as AR-F876L and AR-T878A. In preclinical studies, galeterone was active against prostate cancer cells that expressed these point mutations.

Galeterone in Combination with Other Therapeutic Drugs

The activation of the Akt/PI3K/mTOR pathway is one of the most frequent alterations observed in human tumor cells. There is growing evidence that the Akt/PI3K/mTOR pathway plays a significant role in prostate cancer tumor progression. Recent scientific publications have shown that there may be a linkage between the androgen receptor signaling pathway and the Akt/PI3K/mTOR pathway such that blocking androgen-dependent signaling may lead to a compensatory upregulation of the Akt/PI3K/mTOR pathway and thus enhanced tumor cell growth. As a result, combination therapies that target both the androgen receptor signaling pathway and the Akt/PI3K/mTOR pathway may have enhanced therapeutic benefit relative to monotherapy.

As part of our exploration of possible therapies to combine with galeterone, we have conducted in vitro studies to evaluate whether galeterone acts additively or synergistically with inhibitors of the Akt/PI3K/mTOR pathway, a signaling pathway associated with tumor cell survival, proliferation and invasiveness. In these preclinical studies, we observed that galeterone is additive or synergistic with certain Akt, mTOR and PI3K inhibitors in suppressing prostate cancer cell proliferation. We plan to conduct in vivo studies to test drug combinations of galeterone with Akt, mTOR and PI3K inhibitors in xenograft models.

Androgen Receptor Degradation Compounds

We plan to identify and develop novel compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation under an exclusive license from UMB. We plan to develop these compounds for use as monotherapies or in combination with existing therapies. We plan to target these compounds for patients with androgen receptor signaling diseases, including prostate cancer patients with primary or acquired resistance to existing therapies.

Manufacturing

Galeterone is a small molecule drug candidate that is manufactured through a reproducible synthetic process from readily available raw materials. Galeterone is manufactured in a proprietary formulation based on spray dried dispersion technology that is designed to produce a product that can provide consistent drug exposure and can be administered with or without food.

We have completed the production of formulated drug for use in our planned pivotal Phase 3 clinical trial using manufacturers operating under current Good Manufacturing Practices, or cGMP, to manufacture pivotal clinical trial materials.

We do not have our own manufacturing facilities. We currently rely, and expect to continue to rely, on a limited number of third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates after they are approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for the commercial production of those products. We believe that there are a number of qualified manufacturers with which we could enter into commercial supply arrangements. Further, we believe that the process to manufacture galeterone can be scaled up to commercial levels without any unusual equipment.

Commercialization Strategy

We have worldwide development and commercialization rights to galeterone. To maximize the value of these rights, we intend to build a urology- and oncology-focused specialty sales and marketing organization in the United States to support the commercialization of galeterone. We believe that a specialty sales force will be able to target the key prescribing physicians in urology and oncology that treat CRPC. We currently do not have any sales or marketing capabilities or experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch. To develop the appropriate internal commercial infrastructure in the United States, we will have to invest financial and management resources, some of which will have to be deployed prior to any confirmation that galeterone will be approved. We intend to commercialize galeterone outside the United States through collaborations with third parties.

Under the terms of our agreement with Qiagen, Qiagen is responsible for the commercialization of the AR-V7 companion diagnostic.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval for drugs and achieving widespread market acceptance. Our potential competitors’ drugs may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

We are focusing our initial development of galeterone on the treatment of CRPC patients whose prostate tumor cells express an altered androgen receptor that is truncated. Based on their mechanisms of action, preclinical data and the data from the Memorial Sloan Kettering, MD Anderson and Johns Hopkins trials, we believe that Zytiga and Xtandi may be less responsive in this patient population and do not expect that other drugs in development with similar mechanisms of action will be responsive in this patient population. However, we expect that other drugs with alternative mechanisms of action may be developed for the treatment of this patient population.

We believe that galeterone may be well suited to treat other prostate cancer patient populations. If galeterone is approved for additional indications, it may compete with other secondary hormonal treatments currently being marketed, such as Zytiga and Xtandi, or with secondary hormonal treatment drug candidates currently in development, such as ARN-509, ODM-201, ODM-204 and VT-464. Zytiga is marketed in the United States by Johnson & Johnson, and Xtandi is marketed in the United States by Astellas Pharma Inc. and Medivation, Inc. ARN-509 is being developed by Johnson & Johnson, ODM-201 is being developed by Bayer Healthcare and Orion Corporation, ODM-204 is being developed by Orion Corporation and VT-464 is being developed by Innocrin Pharmaceuticals, Inc. In addition, depending on the indication for which galeterone is approved, galeterone may compete with chemotherapy and other compounds that are not secondary hormonal treatments, including Jevtana and Provenge, and compounds that are in clinical development, such as Bavarian Nordic A/S’s Prostvac.

We believe the key competitive factors that will affect the development and commercial success of galeterone, if approved, will be efficacy, safety and tolerability profile, probability of drug resistance, convenience of the dosing regimen, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

A third party may hold intellectual property, including patent rights that is important or necessary to commercialize our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. We may not be able to obtain such licenses on commercially reasonable terms, or at all, in which case our business could be harmed, possibly materially.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional compounds and their derivatives. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention or in post-grant challenge proceedings at the USPTO or at a foreign patent office, such as inter partes review and post grant review proceedings at the USPTO and opposition proceedings at the European Patent Office, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

We generally file a provisional patent application with the USPTO first and then subsequently file a corresponding non-provisional patent application, which enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. In order to benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on the PCT filing, we may file national and regional patent applications in the United States, the European Union, China, Japan, Australia, Canada, Brazil, India, Indonesia, Israel, Mexico, New Zealand, South Korea, Singapore, South Africa or the Eurasian Patent Organization. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary.

Galeterone Patent Portfolio

As of February 28, 2015, we owned two issued U.S. patents, nine U.S. provisional and non-provisional patent applications, one issued foreign patent and 35 foreign applications in our galeterone patent portfolio. We also had rights under our license agreement with UMB to five issued U.S. patents and 70 issued foreign patents as well as three U.S. patent applications and 8 foreign applications. In addition, we have rights under a license agreement with Johns Hopkins to two U.S. patent applications and two foreign patent applications. Our owned and licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2034, without taking into account any possible patent term extensions.

We have an exclusive license from UMB for a U.S. patent covering compositions and methods of use of a class of compounds encompassing galeterone, which expires in 2017. Given its expiration date and the anticipated timing of development and commercialization of galeterone, we do not believe this patent will provide significant protection for galeterone. We have no patent protection specifically covering the chemical structure of galeterone. As a result, a third party that obtains regulatory approval of a product with the same active ingredient as galeterone may be able to market such product so long as the third party does not infringe any other patents owned or licensed by us with respect to galeterone. For this reason, we have filed for or licensed patents and patent applications relating to galeterone covering methods of use, pharmaceutical compositions, combination treatments, prodrugs, metabolites, and analogs of galeterone and their use.

Method of Use. We have licensed from UMB a U.S. patent covering a method of treating prostate cancer in a human subject by administering galeterone, which is expected to expire in 2027. The license also includes granted patents in the European Patent Convention and Japan covering the use of galeterone to treat prostate disease, including prostate cancer and prostatic hyperplasia. Similar patents have been granted or allowed in Australia, Canada, Hong Kong, South Korea, Mexico, New Zealand, Singapore, South Africa, and the Eurasian Patent Organization. These patents are expected to expire in 2026. In addition, we have pending applications in Brazil, China, India, Israel and Indonesia.

We have also filed a PCT patent application covering the use of galeterone in treating prostate cancer mediated by androgen receptor variants, including splice variants such as AR-V7, as well as the use of biomarkers in identifying patients who are expected to respond to treatment with galeterone. This application is jointly owned with UMB and the University of Washington. The term of a patent derived from this PCT application, if issued, would be expected to expire in 2034.

Pharmaceutical Compositions. We have filed U.S. and international patent applications relating to a galeterone formulation and its use where the galeterone is present in a spray dried dispersion. We have pending applications in the United States, the European Union, Australia, Brazil, Canada, China, India and Japan. The term of any patent in this family, if issued, would be expected to expire in 2032. In addition, we have licensed from UMB a U.S. patent application covering a pharmaceutical composition of galeterone. The term of any patent, if issued, claiming priority to this application would be expected to expire in 2026.

Combination Treatments. We have filed patent applications or licensed from UMB patent applications covering the use of galeterone in combination with other therapeutic drugs. For example, we have filed U.S. and foreign patent applications covering the use of galeterone in combination with inhibitors of the Akt/PI3K pathway. We have pending applications in the United States, the European Union, Australia, Canada and Japan. The term of any patent in this family, if issued, would be expected to expire in 2032.

Prodrugs, Metabolites and Analogs. We have filed patent applications or licensed from UMB patent applications directed to prodrugs, metabolites or analogs of galeterone. For example, we have licensed a U.S. patent application from UMB directed to certain prodrugs of galeterone. If issued, the term of the resulting patent, if issued, would be expected to expire in 2029. We have also filed patent applications in the United States and certain other countries including Australia, Brazil, Canada, China, the European Union, India and Japan directed to other prodrugs of galeterone. If issued, the term of the resulting patents would be expected to expire in 2030. Further, we have filed patent applications in the United States and certain other countries including Australia, Brazil, Canada, China, the European Union, India and Japan directed to compounds which have been identified as metabolites of galeterone and which may be biologically active. If issued, the term of the resulting patents would be expected to expire in 2030. We have also obtained a license to a UMB PCT patent application directed to analogs of galeterone that disrupt androgen receptor signaling by degrading the androgen receptor. The term of any patent, if issued, claiming priority to this PCT patent application would be expected to extend to 2034.

AR-V7 Specific Assay and Companion Diagnostic Test. We have an exclusive license from Johns Hopkins for patent applications in the United States, Europe, and Canada covering methods of determining whether a subject may respond to androgen therapy, and methods of determining a subject’s risk of recurrence of hormone-refractory or hormone-naïve prostate cancer. If issued, the term of the resulting patents would be expected to expire in 2029. These patent applications may provide protection for an AR-V7 specific assay or companion diagnostic test using this assay that we and Qiagen may develop and commercialize. However, these patent applications do not provide any protection for galeterone or for galeterone’s pharmaceutical formulations or uses.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

License Agreement with University of Maryland, Baltimore

In May 2006, we entered into a master license agreement with UMB. Pursuant to the license agreement, UMB granted us an exclusive worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids including galeterone, which we refer to as licensed products, and to otherwise practice the patent rights in any manner, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted us a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products, which improvements we refer to as licensed improvements. We have exercised our option and acquired exclusive rights to licensed improvements under three amendments to the license agreement. In March 2009, the license agreement was amended to grant us an exclusive license to oral prodrugs of the licensed products. In April 2012, the license agreement was amended to grant us an exclusive license to compositions and methods of inducing endoplasmic reticulum stress. In October 2013, the license agreement was amended to grant us an exclusive license to a patent application directed to analogs of galeterone that disrupt androgen receptor signaling by degrading the androgen receptor.

Under the terms of the license agreement, as amended, we are obligated to use commercially reasonable efforts to develop and commercialize one or more licensed products. We must also achieve specified milestone events by specified dates. UMB may terminate the agreement if we fail to achieve such milestone events and do not cure such failure within a specified termination notice period. UMB may also terminate the agreement upon our breach of our payment obligations or our other material breaches under the agreement if we do not cure such breach within a specified notice period or upon our bankruptcy or insolvency. We may terminate the agreement at any time, on a country-by-country basis, if we determine that a license under the licensed patent rights in an applicable country is not advantageous to our commercial success, provided that our payment obligations with respect to licensed products in such country would survive termination if we continued to develop and commercialize licensed products in such country following such a termination. Unless our license agreement with UMB is terminated earlier as provided above, our exclusive license from UMB expires on a country-by-country basis as of the later of the expiration date of the last to expire of the claims of the patent rights licensed to us under the agreement in such country or ten years after the first commercial sale of a licensed product in such country.

In consideration for the rights granted to us, we made an upfront payment to UMB of $20,000 following the execution of the license agreement and a payment of $10,000 following the execution of each of the March 2009, April 2012 and October 2013 amendments. We are obligated to pay UMB an annual maintenance fee of $10,000 each year until the first commercial sale. In addition, we paid UMB a $50,000 milestone payment in 2009 upon the submission of our IND for galeterone and a $40,000 milestone payment in 2013 upon the issuance of the first patent related to UMB’s prodrug patent application. We are obligated to make an additional $50,000 milestone payment to UMB for each additional IND we file for a licensed product and a $100,000 milestone payment upon the approval of each NDA for a licensed product by the FDA. We must also pay UMB low-single digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties or in the event of specified competition from third-party products licensed by UMB. Our minimum annual royalty payment to UMB is $50,000 beginning in the year following the year in which the first commercial sale occurs. We must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, as of April 10, 2012, we assumed responsibility for all patent expenses related to the prosecution and maintenance of the licensed patents.

License Agreement with The Johns Hopkins University

In January 2015, we entered into an exclusive license agreement with Johns Hopkins. Pursuant to the license agreement, Johns Hopkins granted us an exclusive worldwide license under certain patent applications and a non-exclusive license under certain know-how, with the right to sublicense, to make, have made, use, sell, offer to sell and import certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. In addition, Johns Hopkins granted us an option to negotiate an exclusive license to Johns Hopkins’s rights in certain improvements to the licensed products.

Under the terms of the license agreement, we are obligated to diligently develop, manufacture and sell licensed products. We are also obligated to use commercially reasonable efforts to achieve specified milestone events by specified dates. Unless the license agreement with Johns Hopkins is terminated earlier as provided below, the license from Johns Hopkins expires on a country-by-country basis as of the later of the expiration date of the last to expire of the claims of the patent rights licensed under the agreement in such country or ten years after the first commercial sale of a licensed product in such country. Johns Hopkins may terminate the agreement if we fail to achieve such milestone events and do not cure such failure within a specified termination notice period. Johns Hopkins may also terminate the agreement upon a material breach by us under the agreement if we do not cure such breach within a specified notice period or upon bankruptcy or insolvency. We may terminate the agreement at any time upon 90 days’ notice.

In consideration for the rights granted to us under the license agreement, we made an upfront payment to Johns Hopkins of $75,000 following the execution of the license agreement. We are obligated to pay Johns Hopkins an annual minimum royalty of up to $30,000. We are also obligated to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal in the aggregate $700,000. We must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (and not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. We must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse them for patent costs.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, clearance, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products and medical devices. The processes for obtaining regulatory clearances and approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or IND so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: Phase 3 clinical trials are commonly referred to as “pivotal” trials, which typically denotes a trial which generates the principal data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. In Phase 3 trials, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies, trials or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.1 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for various reasons, including for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all facilities associated with an NDA submission, including drug component manufacturing (such as Active Pharmaceutical Ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may give a product fast track designation if the product is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track designated product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug…”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Patent Term Restoration and Extension

A patent claiming a new drug product or medical device may be eligible for a limited patent term extension under the FDCA, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a new drug product or medical device is typically one-half the time between the date a clinical investigation on human beings is begun and the submission date of an application for approval of the product, plus the time between the submission date of an application for approval of the product and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product or medical device is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs or medical devices for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Review and Approval of Companion Diagnostics in the United States

We expect that we will rely upon an in vitro diagnostic test for use in selecting patients with AR-V7. In July 2014, the FDA issued final guidance stating that if an in vitro diagnostic is essential to the safe and effective use of a therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. In vitro diagnostics marketed in the United States are regulated as medical devices. As a result, unless an exemption applies, a new medical device may not be marketed in the United States unless and until it has been cleared through filing of a 510(k) premarket notification, or 510(k), or approved by the FDA pursuant to the PMA process. Based on our discussions with the FDA, we believe that the companion diagnostic for galeterone will need to be approved through the PMA process.

510(k) Premarket Notification

To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device, which is a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976, that is a class I or II device, or a class III device for which the FDA has not yet called for the submission of a PMA application. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted and filed with the FDA, but it can take significantly longer and clearance is never assured. The FDA has issued guidance documents meant to expedite review of a 510(k) and facilitate interactions between manufacturers and the agency. To demonstrate substantial equivalence, a manufacturer must show that the device has the same intended use as a predicate device and the same technological characteristics, or the same intended use and different technological characteristics and does not raise new questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. If the FDA concludes that the device is not substantially equivalent to a predicate device, the manufacturer will need to submit a PMA to market the device. Alternatively, a manufacturer may request a de novo classification if the device is of low to moderate risk and there is no predicate device upon which to base a substantial equivalence determination.

Premarket Approval

The PMA process for approval to market a medical device is more complex, costly, and time consuming than the 510(k) clearance procedure. A PMA must be supported by extensive data, including technical information regarding device design and development, preclinical studies, clinical studies, manufacturing and controls information and labeling information, which demonstrates the safety and effectiveness of the device for its intended use. The FDA may refer a PMA to an advisory committee for its recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. If the FDA’s evaluations of both the PMA and the manufacturing facility for the device are favorable, the FDA will either issue an approval letter authorizing commercial marketing or an approvable letter that usually contains a number of conditions that must be met in order to secure final approval. If the FDA’s evaluations are not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years, and the process can be expensive and uncertain. Moreover, even if the FDA approves a PMA, the FDA may approve the device with an indication that is narrower or more limited than originally sought, and the agency may impose post-approval conditions that it believes necessary to ensure the safety and effectiveness of the device.

Investigational Device Exemption

A clinical trial is typically required for a PMA and, in a small percentage of cases, the FDA may require a clinical trial in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical trial involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and nonsignificant risk device trials and the procedures for obtaining approval to begin the trial differ accordingly.

Also, some types of trials are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating or treating disease or in preventing impairment to human health. Trials of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical trial. Nonsignificant risk devices are devices that do not pose a significant risk to the human subjects. A nonsignificant risk device trial requires only IRB approval prior to initiation of a clinical trial.

An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. An IDE application is considered approved 30 days after it has been received by the FDA, unless the FDA otherwise informs the sponsor, prior to 30 calendar days from the date of receipt, that the IDE is approved, approved with conditions or disapproved. The FDA typically grants IDE approval for a specified number of subjects to be enrolled at specified trial centers. The clinical trial must be conducted in accordance with applicable regulations, including but not limited to the FDA’s IDE regulations. The investigators must obtain subject informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. A clinical trial may be suspended or terminated by the FDA, the IRB or the sponsor at any time for various reasons, including a belief that the risks to the trial participants outweigh the benefits of participation in the trial. Approval of an IDE does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a drug under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Review and Approval of In Vitro Diagnostics in the European Union

In the European Economic Area, or EEA, in vitro diagnostic medical devices are regulated as medical devices and are required to conform with the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). As medical devices, in vitro diagnostic medical devices must comply with the Essential Requirements in Annex I to the E.U. Medical Devices Directive (Council Directive 93/42/EEC), or the Essential Requirements. Specifically, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices, where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of a European Union country to conduct conformity assessments, or a Notified Body. Notified Bodies are independent testing houses, laboratories, or product certifiers typically based within the European Union and authorized by the European member states to perform the required conformity assessment tasks, such as quality system audits and device compliance testing. The Notified Body would typically audit and examine the product’s Technical File and the quality system for the manufacture, design and final inspection of the product before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit net revenue and results.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products and devices for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country.

Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, require manufacturers of covered drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Employees

As of December 31, 2014, we had 17 full-time employees and 1 part-time employee, 11 of whom were primarily engaged in research and development activities.

Corporate Information

We were incorporated under the laws of the State of Delaware on March 26, 2004 under the name Tokai Pharmaceuticals, Inc. Our principal executive office is located at One Broadway, 14th Floor, Cambridge, Massachusetts 02142, and our telephone number is (617) 225-4305.

Information Available on the Internet

Our Internet website address is www.tokaipharma.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. We have included our website address in this in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through through the “SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this annual report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $23.3 million for the year ended December 31, 2014, $15.7 million for the year ended December 31, 2013 and $9.6 million for the year ended December 31, 2012. As of December 31, 2014, we had an accumulated deficit of $86.4 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	conduct our planned pivotal Phase 3 clinical trial of galeterone for metastatic castration resistant prostate cancer, or CRPC, treatment-naïve patients whose prostate tumors express the splice variant AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for galeterone for this indication;

•	develop an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with Qiagen Manchester Limited, or Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, including early-stage prostate cancer, and the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other hormonally-driven diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential and market acceptance. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of galeterone for the treatment of CRPC patients with truncated androgen receptors such as AR-V7 and other indications and patient populations, as well as preclinical testing and clinical trials of any of our future product candidates, obtaining marketing and regulatory approval for these product candidates, successfully developing an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with third parties, partnering with third parties to manufacture our product candidates in commercial quantities, marketing and selling those products for which we may obtain regulatory approval and obtaining reimbursement from third-party payors. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

As of December 31, 2014, we had cash and cash equivalents of $105.3 million. We expect that our existing cash and cash equivalents will only be sufficient to enable us to complete our ongoing ARMOR2 trial, conduct our planned pivotal Phase 3 clinical trial of galeterone for metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for this indication, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We will need to obtain substantial additional funding in order to submit an NDA to the FDA for galeterone for the treatment of CRPC patients with AR-V7, complete the development of, and commercialize, galeterone for these patients and other indications and patient populations and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our planned pivotal Phase 3 clinical trial of galeterone for the treatment of prostate cancer in metastatic CRPC treatment-naïve patients with AR-V7, and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA for this indication;

•	the progress and results of our ongoing ARMOR2 trial and any additional clinical trials of galeterone that we decide to conduct for the treatment of other indications and patient populations in prostate cancer, including for early-stage prostate cancer, and for the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	the timing and outcome of regulatory review of galeterone for the treatment of prostate cancer in CRPC patients with AR-V7 and other indications and patient populations, and of any other future product candidates;

•	the progress and results of the development of an in vitro companion diagnostic test for identifying CRPC patients with AR-V7 under our agreement with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone for the treatment of CRPC. We plan to initiate our pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients with AR-V7 in the first half of 2015. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for CRPC patients with AR-V7. We also may develop galeterone for other indications or patient populations in prostate cancer or for the treatment of other hormonally-driven diseases that are associated with the androgen receptor signaling pathway and compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation. The success of galeterone or other product candidates will depend on several factors, including the following:

•	successfully completing clinical trials, including obtaining clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing galeterone and our future product candidates;

•	receiving marketing approvals for our products from the FDA and similar regulatory authorities outside the United States;

•	successfully developing an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with Qiagen;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for galeterone or other product candidates, both in the United States and internationally;

•	establishing successful sales and marketing arrangements and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining commercial acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	obtaining and maintaining adequate reimbursement;

•	effectively competing with other therapies;

•	protecting our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

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

We plan to initiate our pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients with AR-V7 in the first half of 2015 and anticipate having top-line data from the trial by the end of 2016. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as a companion diagnostic to identify CRPC patients with AR-V7. We will not be able to initiate dosing of patients in the trial unless and until Qiagen completes its development of the clinical trial assay. In addition, our anticipated time to top-line data is subject to the rates of patient enrollment and disease progression in the trial. The rate of patient enrollment in the trial, however, is difficult to predict as we have no experience recruiting patients with AR-V7 for a clinical trial, and the percentage of CRPC patients with AR-V7 is subject to widely varying projections in published literature. Moreover, because we have not previously conducted a clinical trial of galeterone in patients with AR-V7 and clinical trials of Xtandi in AR-V7 have only been conducted in a limited number of patients, our assumption concerning rates of disease progression could be incorrect. As a result, there can be no assurance that we will initiate, have top-line data from or complete the trial when we anticipate.

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

Our ARMOR3-SV trial will be a randomized, open label clinical trial comparing galeterone to Xtandi in 148 metastatic CRPC treatment-naïve patients whose prostate tumors express the AR-V7 splice variant. The primary endpoint of the trial will be rPFS as determined by a blinded, independent central imaging assessment. We have not conducted any clinical trials of galeterone for patients with AR-V7, comparing galeterone to a comparator drug or using a primary endpoint of rPFS. As a result, the results of the clinical trials that we have conducted may not be predictive of the outcome of our ARMOR3-SV trial.

Moreover, we are unaware of any completed or currently ongoing pivotal trials of treatments for prostate cancer for which the sole primary endpoint to support initial FDA drug approval was rPFS. As a result, we cannot be assured as to how the FDA will interpret any rPFS data that we generate in our ARMOR3-SV trial. In August 2014, we met with the FDA to discuss plans for our ARMOR3-SV trial. At this meeting, the FDA advised us that, in its view, rPFS and the use of rPFS in the metastatic CRPC context is limited by difficulties in bone scan interpretation and the complexity of the criteria used to define progression, each of which creates uncertainty as to the ability of rPFS to predict improvements in morbidity or mortality. The FDA also advised us that if we used rPFS as the sole primary endpoint, this uncertainty would need to be overcome by a statistically persuasive large relative and absolute magnitude of improvement in rPFS as well as internal consistency across secondary endpoints, including a supportive result in overall survival.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates. For instance, we experienced delays following our open label, dose escalation Phase 1 clinical trial of galeterone, which we refer to as our ARMOR1 trial, due to the exposure variability associated with the food effect of administering galeterone in capsule formulation and our efforts to reformulate galeterone, which resulted in the development of the spray dried dispersion formulation of galeterone and required us to conduct additional Phase 1 clinical trials. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	preclinical studies and clinical trials of galeterone or our future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical or clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of galeterone or our future product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our failure to conduct our clinical trials in accordance with the FDA’s good clinical practices or applicable regulatory requirements in other countries;

•	Qiagen is unable to develop the companion diagnostic test and obtain regulatory approval to market the test on a timely basis, or at all;

•	we may decide, or regulators or institutional review boards may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements,

•	a finding that the participants are being exposed to unacceptable health risks or the occurrence of serious adverse events associated with galeterone or our future product candidates;

•	the cost of clinical trials of galeterone and our future product candidates may be greater than we anticipate; and

•	the supply or quality of galeterone or our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate.

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

As of February 28, 2015, we have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. We are currently conducting our ARMOR2 trial. As of February 28, 2015, we had enrolled 121 patients in the trial with 19 patients still participating in the trial. However, we have yet to fully explore the safety and efficacy of galeterone. Ultimately, the results of our clinical trials to date, in which galeterone has been well tolerated and showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, may prove to be incorrect. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete, and success in early-stage clinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find that galeterone is not safe, or if its efficacy cannot be consistently demonstrated, we may not be able to commercialize, or may be required to cease distribution of, the product. Galeterone may also prove to be substantially identical or inferior to drugs already available, in which case the market for galeterone would be reduced or eliminated.

We plan to initiate our pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients with AR-V7 in the first half of 2015. We believe that patients’ prostate tumor cells may not be responsive to treatment with Zytiga and Xtandi in the presence of C-terminal loss, including AR-V7, but that galeterone, with its mechanism of androgen receptor degradation, may effectively treat these patients. There can be no assurance, however, that our beliefs and assumptions about the effectiveness of galeterone, Zytiga (abiraterone acetate) or Xtandi (enzalutamide) in the treatment of CRPC patients with C-terminal loss or AR-V7 are accurate. Our belief that patients’ prostate tumor cells may not be responsive to treatment with Zytiga and Xtandi in the presence of C-terminal loss or AR-V7 is based on our understanding of the mechanisms of action of these products, data from clinical trials conducted by researchers at MD Anderson Cancer Center, or MD Anderson, Johns Hopkins University, or Johns Hopkins, and Memorial Sloan Kettering Cancer Center, or Sloan Kettering, and data from preclinical studies conducted by us and independent laboratories. However, the clinical studies conducted by MD Anderson, Johns Hopkins and Sloan Kettering only involved a limited number of patients with C-terminal loss or AR-V7 and were conducted in different patient populations, using different protocols and using different and unvalidated assays to identify patients with C-terminal loss or AR-V7. The patient populations, protocols and assays used in the MD Anderson, Johns Hopkins and Sloan Kettering studies may also differ from the patient populations, protocols and assays used in our planned pivotal Phase 3 clinical trial. In addition, it is possible that other factors were present that caused, or contributed to, the poor responsiveness of Zytiga and Xtandi in the presence of C-terminal loss and AR-V7 in the clinical studies. The outcome of preclinical testing and clinical studies may not be predictive of the success of later clinical trials and is often susceptible to varying interpretations and analyses. If Zytiga and Xtandi are found to be more responsive to C-terminal loss or AR-V7 than we anticipate, any clinical trial designed to compare galeterone to Zytiga and Xtandi for this patient population would be less likely to succeed.

Our belief that galeterone may be effective in CRPC patients with C-terminal loss, including AR-V7, is based on data from preclinical studies and a retrospective subset analysis that identified seven treatment-naïve CRPC patients in our ARMOR2 trial who had truncated androgen receptors with C-terminal loss pursuant to an unvalidated assay. We believe that these data support our view that galeterone may be effective in patients without an intact ligand binding domain. However, there can be no assurance that these data will be predictive of the success of our planned pivotal Phase 3 clinical trial of galeterone. Our planned pivotal Phase 3 clinical trial will be the first clinical trial to evaluate galeterone in prospectively identified patients with AR-V7 and will have a design that is different than the design of our ARMOR2 trial, including primary endpoints that, unlike our ARMOR2 trial, are not based on PSA. The failure of our planned pivotal Phase 3 clinical trial of galeterone in this patient population would have a material adverse impact on our ability to obtain approval for galeterone and on our business, financial condition and prospects.

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

In order to develop and commercialize galeterone for the treatment of CRPC patients with AR-V7, we will need to develop an analytically validated assay that can be used to identify CRPC patients with AR-V7 and develop and commercialize this assay as an in vitro companion diagnostic test. If we or Qiagen are unable to successfully develop this assay or to develop, commercialize and obtain approval for an in vitro companion diagnostic test for this assay, or if there are significant delays in doing so, our planned pivotal Phase 3 clinical trial and the development of galeterone may be delayed, and we may not achieve marketing approval or realize the full commercial potential of galeterone.

We will need to develop an analytically validated assay that sensitively detects AR-V7 in order to proceed with our planned pivotal Phase 3 clinical trial and develop and commercialize a companion diagnostic test for this assay in order to seek approval of, and commercialize, galeterone for patients with these types of truncated androgen receptors. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as a companion diagnostic test to identify CRPC patients with AR-V7. We have also discussed with the FDA our development strategy and plans for identifying AR-V7 in our pivotal Phase 3 clinical trial, including our plans to develop the assay as an in vitro companion diagnostic test. Based on our discussions with the FDA, we will need to develop the assay before we screen patients in the trial.

We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on Qiagen to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We and Qiagen or other third parties may encounter difficulties in developing, administering and obtaining approval for the in vitro companion diagnostic test, including issues relating to sample collection, selectivity, specificity, analytical validation, reproducibility or clinical validation.

If we or Qiagen are unable to successfully develop and obtain approval of an in vitro companion diagnostic test for this assay, or experience delays in doing so:

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

Clinical trials are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect in a broader patient population or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we may be required to recall the product or change the way the product is administered;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	additional restrictions may be imposed on the distribution or use of the product via a Risk Evaluation and Mitigation Strategy;

•	we could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

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

We believe that galeterone may be well suited to treat other prostate cancer patient populations. If galeterone is approved for additional indications, it may compete with other secondary hormonal treatments currently being marketed, such as Zytiga and Xtandi, or with secondary hormonal treatment drug candidates currently in development, such as ARN-509, ODM-201, ODM-204 and VT-464. Galeterone could compete in the future with products, including secondary hormonal treatments, some of which are marketed by several of the world’s largest and most experienced pharmaceutical companies, who have substantially more financial resources than us and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved secondary hormonal treatments in the United States for CRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Dendreon Corporation; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

In addition, there are numerous prostate cancer products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. A number of these are in late stage development. These include secondary hormonal treatments such as Johnson & Johnson’s ARN-509, Orion Corporation’s ODM-201 and ODM-204 and Innocrin Pharmaceuticals, Inc.’s VT-464. Other compounds that are not secondary hormonal treatments in clinical development include Bavarian Nordic A/S’s Prostvac. If a therapy for prostate cancer were developed that targeted the C-terminal loss or AR-V7 patient populations or altered the standard of care for the treatment of CRPC, such therapy could render galeterone irrelevant.

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

Failure of Qiagen to successfully develop or commercialize an in vitro companion diagnostic test to prospectively identify prostate cancer patients with AR-V7 could harm our ability to commercialize galeterone.

We do not plan to internally develop an in vitro companion diagnostic test to prospectively identify prostate cancer patients with AR-V7 and, as a result, we will be dependent on the efforts of Qiagen to successfully develop and commercialize these tests. Qiagen:

•	may not perform its obligations as expected or as required under our agreement with Qiagen;

•	may encounter production difficulties that could constrain the supply of the in vitro companion diagnostic test;

•	may have difficulties gaining acceptance of the use of the in vitro companion diagnostic test in the clinical community;

•	may not pursue commercialization of the in vitro companion diagnostic test even if they receive any required regulatory approvals;

•	may elect not to continue the development of the in vitro companion diagnostic test based on changes in the third parties’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of the in vitro companion diagnostic test; and

•	may terminate their relationship with us.

If the in vitro companion diagnostic test that is developed to prospectively identify prostate cancer patients with AR-V7 fails to gain market acceptance, our ability to derive revenues from sales from galeterone would be harmed. If Qiagen or any other third parties we engage fail to commercialize the in vitro companion diagnostic test, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative test for use in connection with galeterone or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of galeterone.

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

If galeterone or any other product candidate that we may develop in the future is approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time-consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing processes, or cGMPs, that are capable of manufacturing our product candidates. As a result, we may be unable to reach agreement with third-party manufacturers on satisfactory terms or at all, which could delay our commercialization.

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

We are a party to a master license agreement with the University of Maryland, Baltimore, or UMB, under which we license certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen compounds, including galeterone, and an exclusive, worldwide license with Johns Hopkins under which we license patent applications and know how covering certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. We may enter into additional license agreements in the future. Our license agreements with UMB and Johns Hopkins impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could materially adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms.

Restrictions on our patent rights relating to our drug candidates may limit our ability to prevent third parties from competing against us.

As of February 28, 2015, we owned two issued U.S. patents, nine U.S. provisional and non-provisional patent applications, one issued foreign patent and 35 foreign applications in our galeterone patent portfolio. We also had rights under our license agreement with UMB to five issued U.S. patents and 70 issued foreign patents as well as three U.S. patent applications and 8 foreign applications. In addition, we have rights under a license agreement with Johns Hopkins to two U.S. patent applications and two foreign patent applications. Our owned and licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2034, without taking into account any possible patent term extensions. Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others.

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

We also have an exclusive license from Johns Hopkins for patent applications in the United States, Europe, and Canada covering methods of determining whether a subject may respond to androgen therapy, and methods of determining a subject’s risk of recurrence of hormone-refractory or hormone-naïve prostate cancer. If issued, the term of the resulting patents would be expected to expire in 2029. These patents applications may provide protection for an AR-V7 specific assay or companion diagnostic test using this assay that we and Qiagen may develop and commercialize. However, these patent applications do not provide any protection for galeterone or for galeterone’s pharmaceutical formulations or uses.

Our owned and licensed patents and patent applications, if issued, are expected to expire on various dates from 2017 through 2034. Upon the expiration of these patents, we, UMB and Johns Hopkins, as applicable, will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We and our licensors have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development efforts before it is too late to obtain patent protection. Moreover, prior to April 10, 2012, we did not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from UMB, and we were and still are reliant on UMB. Therefore, we cannot be certain that these patents and applications were prosecuted in a manner consistent with the best interests of our business. If we or our licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds that are similar to galeterone but that are not covered by the claims of our patents;

•	the galeterone compound may become generic, and no patent protection will be available without regard to formulation or method of use;

•	we or our licensors, as the case may be, may not be able to detect infringement against our owned or in-licensed patents, which may be especially difficult for manufacturing processes or formulations;

•	we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	this may be especially likely for manufacturing processes or formulations;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that our owned or in-licensed issued patents or pending patent applications are not Orange Book eligible;

•	it is possible that there are dominating patents to galeterone of which we are not aware;

•	it is possible that there are prior public disclosures that could invalidate our or our licensors’ inventions, as the case may be, or parts of our or their inventions of which we or they are not aware;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	it is possible that the U.S. government may exercise any of its statutory rights to our owned or in-licensed patents or patent applications that was developed with government funding;

•	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our system or product candidates;

•	our owned or in-licensed issued patents may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties; or

•	we may not develop additional proprietary technologies for which we can obtain patent protection.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing more than 70% of our common stock, based on the number of shares of our common stock outstanding as of March 15, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing more than 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of March 15, 2015. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs.

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

Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 and a low price of $9.67 per share for the period September 17, 2014, our first day of trading on The NASDAQ Global Market, through March 15, 2015. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. Overall, we estimate that our incremental costs resulting from operating as a public company may be between $2.0 million and $4.0 million per year. The rules and regulations associated with being a public company are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In this prospectus, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our operations in leased facilities. We currently lease approximately 4,150 square feet of office space in Cambridge, Massachusetts pursuant to a lease agreement, as amended, that expires on a month-to-month basis.

In February 2015, we entered into a sublease with Boston Private Wealth LLC, a Massachusetts limited liability company, or the sublandlord, for 15,981 square feet of office space in Boston, Massachusetts. The sublease is subject and subordinate to a prime lease, dated October 5, 2010, with the prime landlord, 255 State Street, LLC, a Delaware corporation. The term of the sublease commences on April 1, 2015 and expires on December 31, 2016. However, if the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will immediately terminate and we will have no recourse against the sublandlord for such termination. Under the sublease, we will be obligated to pay approximately $45,300 per month in lease payments through March 30, 2016 and, beginning on April 1, 2016, will be obligated to pay approximately $46,600 per month in lease payments through December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “TKAI” on the NASDAQ Global Market and has been publicly traded since September 17, 2014. Prior to this time, there was no public market for our common stock The following table sets forth the high and low sales price of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Year ended December 31, 2014:
Third Quarter (beginning September 17, 2014)	$30.00	$15.10
Fourth Quarter	$17.87	$9.67

Holders of Our Common Stock

As of March 15, 2015, there were approximately 43 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from September 17, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 17, 2014, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued and options and restricted stock unit awards granted by us during the year ended December 31, 2014 that were not registered under the Securities Act, and that have not otherwise been described in a quarterly report on Form 10-Q or in a current report on Form 8-K. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

(a) Common Stock

Between January 1, 2014 and November 20, 2014, we issued an aggregate of 8,277 shares of common stock upon the exercise of options for aggregate consideration of $12,064.

(b) Stock Option and Restricted Stock Unit Grants

Between January 1, 2014 and November 20, 2014, we granted options to purchase an aggregate of 1,010,605 shares of common stock, with exercise prices ranging from $4.19 to $15.00 per share, and 54,604 shares of common stock subject to restricted stock unit awards to employees and directors pursuant to our equity compensation plans. In November 2014, we registered all of the shares of our common stock subject to outstanding options and restricted stock units, as well as options, restricted stock units and other awards issuable pursuant to, our equity compensation plans, pursuant to a registration statement on Form S-8 under the Securities Act.

The common stock described in paragraph (a) and the stock options, restricted stock unit awards and the common stock issuable upon the exercise of such stock options or upon the vesting of such restricted stock unit awards described in paragraph (b), in each case, prior to November 20, 2014, were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

All of the securities described in paragraphs (a) and (b) are deemed restricted securities for purposes of the Securities Act. All of the certificates representing such securities included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer

Use of Proceeds from Registered Securities

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

We received aggregate gross proceeds from the offering of $105.3 million, or aggregate net proceeds of $94.6 million after deducting underwriting discounts and commissions and offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

As of December 31, 2014, we estimate that we have used approximately $9.3 million of the net proceeds from the initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2012 is derived from our audited financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$—	$—	$—

Operating expenses:
Research and development (1)	14,577	12,201	7,370
General and administrative (1)	8,885	3,548	2,279

Total operating expenses	23,462	15,749	9,649

Loss from operations	(23,462)	(15,749)	(9,649)
Other income	166	24	—

Net loss and comprehensive loss	(23,296)	(15,725)	(9,649)
Accretion of redeemable convertible preferred stock to redemption value	—	(94)	(34)

Net loss attributable to common stockholders	$(23,296)	$(15,819)	$(9,683)

Net loss per share attributable to common stockholders, basic and diluted	$(3.60)	$(38.02)	$(31.09)

Weighted average common shares outstanding, basic and diluted	6,469	416	311

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Research and development	$552	$91	$87
General and administrative	1,556	147	123

	$2,108	$238	$210

	As of December 31,
	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$105,256	$31,753	$11,691
Working capital	103,268	29,969	9,908
Total assets	107,744	32,287	11,962
Redeemable convertible preferred stock	—	85,345	49,845
Total stockholders’ equity (deficit)	103,501	(55,267)	(39,901)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. Our lead drug candidate, galeterone, is a highly selective, multi-targeted, oral small molecule drug candidate that we believe has advantages over existing prostate cancer therapies. As of February 28, 2015, we have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. In these trials, galeterone was well tolerated and, in multiple prostate cancer populations, showed clinically meaningful reductions in levels of prostate specific antigen, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy. We are currently preparing to initiate our pivotal Phase 3 clinical trial of galeterone in the first half of 2015. We refer to this trial as our ARMOR3-Splice Variant, or ARMOR3-SV trial.

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

We are currently conducting a Phase 2 clinical trial of galeterone for the treatment of multiple CRPC populations, which we refer to as our ARMOR2 trial. Subject to the availability of resources, we anticipate continuing the clinical development of galeterone in multiple CRPC populations. In June 2012, the U.S. Food and Drug Administration, or FDA, notified us that we had obtained fast track designation for galeterone for the treatment of CRPC. We have exclusive worldwide development and commercialization rights to galeterone.

Since our inception in March 2004, we have devoted substantially all of our resources to developing our product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Prior to 2007, we focused our efforts on the development of women’s health products. In 2007, we changed our focus and began developing novel proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases, including our lead drug candidate, galeterone. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. In September 2014, we completed the initial public offering of our common stock and issued and sold 6,480,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $87.1 million after deducting underwriting discounts and commissions and offering expenses. In October 2014, we issued and sold an additional 540,000 shares of our common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock at the public offering price of $15.00 per share and received additional net proceeds of $7.5 million after deducting underwriting discounts and commissions.

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $23.3 million for the year ended December 31, 2014, $15.7 million for the year ended December 31, 2013 and $9.6 million for the year ended December 31, 2012. As of December 31, 2014, we had an accumulated deficit of $86.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We expect our expenses will increase substantially in connection with our ongoing activities, if and as we:

•	conduct our planned pivotal Phase 3 clinical trial of galeterone for metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the FDA for galeterone for this indication;

•	develop an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with Qiagen Manchester Limited, or Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, including early-stage prostate cancer, and the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other hormonally-driven diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

As of December 31, 2014, we had cash and cash equivalents of $105.3 million. We expect that our existing cash and cash equivalents will only be sufficient to enable us to complete our ongoing ARMOR2 trial, conduct our planned pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for this indication, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•	third-party contract costs relating to research, formulation and manufacturing, preclinical studies and clinical trial activities;

•	third-party contract costs relating to development of an in vitro companion diagnostic test to identify CRPC patients with AR-V7;

•	personnel costs, including salaries, related benefits and stock-based compensation for personnel engaged in research and development functions;

•	consulting fees paid to third parties;

•	costs related to compliance with regulatory requirements; and

•	payments made under our third-party licensing agreements.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses in the tables below. See “Results of Operations—Comparison of Year Ended December 31, 2014 and 2013” and “—Comparison of Year Ended December 31, 2013 and 2012.”

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $14.6 million for the year ended December 31, 2014, $12.2 million for the year ended December 31, 2013 and $7.4 million for the year ended December 31, 2012. We expect that our research and development expenses will continue to increase in 2015 and 2016 as we pursue later stages of clinical development of galeterone and other product candidates that we may develop in the future.

We are currently conducting a Phase 2 clinical trial of galeterone for the treatment of CRPC. We anticipate initiating our planned pivotal Phase 3 clinical trial of galeterone in the first half of 2015. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, related benefits and stock-based compensation expense, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include professional fees for auditing, tax and legal services, including legal expenses to pursue patent protection of our intellectual property, insurance costs, travel expenses and facility-related costs.

We expect that our general and administrative expenses will increase in future periods as we continue the development and potential commercialization of galeterone for the treatment of CRPC and any future product candidates and as a result of increased payroll, expanded infrastructure, increased insurance, consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to galeterone and any other product candidates that we may develop in the future.

Other Income

Other Income. Other income consists of miscellaneous income unrelated to our core operations. Other income also includes interest income. Interest income consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to nominal investment balances and low interest earned on those balances. We expect that our interest income will increase in the future due to the investment of cash proceeds received from our initial public offering.

Income Taxes

Since our inception in 2004, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2014, we had federal and state net operating loss carryforwards of $16.5 million and $13.0 million respectively. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2030, respectively. We also had federal and state research and development tax credit carryforwards of $0.8 million and $0.3 million, respectively, as of December 31, 2014, which begin to expire in 2025 and 2023, respectively. Our federal and state net operating loss carryforwards do not yet include the effect of research and development expenses of $63.5 million that we have capitalized for income tax purposes as of December 31, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Research and Development Expenses

Research and development costs are expensed as incurred. Included in research and development expenses are salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including manufacturing expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. We expense raw materials used to manufacture our drug substance when received.

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	clinical research organizations in connection with clinical trials;

•	investigative sites or other providers in connection with clinical trials;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple clinical research organizations and investigative sites that manage and conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Accounting for Stock-Based Compensation

We measure all stock options and other stock-based awards granted to employees and directors at the fair value on the date of the grant. The fair value of the awards is recognized as compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions, while the graded vesting method is applied to all grants with both service and performance conditions. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested portion of the awards is re-measured using the then-current fair value of the award.

We classify stock-based compensation expense in our consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to September 2014 we were a privately-held company and lacked company-specific historical and implied volatility information. Therefore, we estimated our expected volatility based on the historical volatility of our publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price following our initial public offering. The expected term assumption is based on the “simplified method” for estimating the expected term for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to U.S. Treasury bond yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants on a weighted average basis is as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.83%	1.72%	0.79%
Expected term (in years)	5.95	5.98	6.07
Expected volatility	79.4%	79.7%	65.5%
Expected dividend yield	0%	0%	0%

The assumptions used in determining the fair value of stock-based awards represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we considered our historical experience of actual forfeitures to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from our estimate, we may be required to record adjustments to stock-based compensation expense in future periods.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Results of Operations

Comparison of Year Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	14,577	12,201	2,376
General and administrative	8,885	3,548	5,337

Total operating expenses	23,462	15,749	7,713

Loss from operations	(23,462)	(15,749)	(7,713)
Other income	166	24	142

Net loss	$(23,296)	$(15,725)	$(7,571)

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Galeterone for prostate cancer	$10,970	$10,257	$713
Other early-stage development programs and additional indications for galeterone	139	40	99
Unallocated research and development expenses	3,468	1,904	1,564

Total research and development expenses	$14,577	$12,201	$2,376

Research and development expenses for the year ended December 31, 2014 were $14.6 million, compared to $12.2 million for the year ended December 31, 2013. The increase of $2.4 million was primarily due to increased costs of $0.7 million associated with our galeterone for prostate cancer program and an increase in unallocated research and development expenses of $1.6 million. The increase in costs of our galeterone for prostate cancer program consisted primarily of increased costs of clinical trials of $3.0 million and an increase of $0.1 million in costs related to non-clinical studies to support our galeterone for prostate cancer program, partially offset by decreased manufacturing costs of $2.3 million. The increase in clinical trial costs was due to an increased number of patients and sites in our ARMOR2 trial in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in manufacturing costs was due to higher costs incurred in 2013 to manufacture galeterone for use in our ARMOR2 trial and in anticipation of our planned pivotal Phase 3 clinical trial of galeterone, including a large purchase of raw materials in 2013. Manufacturing costs in 2013 also included costs related to the technology transfer of our manufacturing process to a new vendor. The increase in unallocated research and development costs of $1.6 million for the year ended December 31, 2014 from the year ended December 31, 2013 was due to increased personnel related costs, including stock-based compensation expense, as a result of increased headcount in our research and development function.

General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Personnel related (including stock-based compensation)	$4,022	$1,731	$2,291
Professional and consultant fees	3,863	1,392	2,471
Facility related and other	1,000	425	575

Total general and administrative expenses	$8,885	$3,548	$5,337

General and administrative expenses for the year ended December 31, 2014 were $8.9 million, compared to $3.5 million for the year ended December 31, 2013. The increase of $5.4 million was primarily due to an increase in in personnel related costs of $2.3 million, an increase in professional and consultant fees of $2.5 million and an increase in facility related and other costs of $0.6 million. Personnel related costs increased by $2.3 million due primarily to stock-based compensation expense of $2.1 million compared to $0.2 million for the year ended December 31, 2013. The increase of $1.9 million in stock-based compensation expense is related to additional employee stock options and a higher value of our common stock, as well as $0.9 million recorded in the three months ended September 30, 2014 that was related to the vesting of a performance-based option grant upon the closing of our initial public offering in September 2014. Personnel related costs also increased as a result of increased headcount in our general and administrative function and an increase in overall compensation, partially offset by a decrease in personnel related costs due to severance paid to our former Chief Executive Officer in the year ended December 31, 2013. The increase in professional and consultant fees primarily consisted of a $1.1 million fee payable to a financial advisor upon the closing of our initial public offering in connection with strategic and financial advisory services unrelated to the offering and an increase in accounting, public relations and patent fees associated with ongoing business activities and our preparations to operate as a public company as well as consulting fees for an external market research study that was conducted in 2014. Facility related and other expenses increased primarily due to increased insurance costs of $0.2 million related to our being a public company, increased facility costs of $0.2 million to accommodate our additional employees and increased other taxes of $0.1 million.

Other Income

For the year ended December 31, 2014, other income consists primarily of collections of a loan receivable of $0.2 million from a former advisor, which had been fully reserved for in prior years.

Comparison of Year Ended December 31, 2013 and 2012

The following table summarizes our results of operations for the year ended December 31, 2013 and 2012:

	Year Ended December 31,		Increase (Decrease)
	2013	2012
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	12,201	7,370	4,831
General and administrative	3,548	2,279	1,269

Total operating expenses	15,749	9,649	6,100

Loss from operations	(15,749)	(9,649)	(6,100)
Other income	24	—	24

Net loss	$(15,725)	$(9,649)	$(6,076)

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2013	2012
	(in thousands)
Galeterone for prostate cancer	$10,257	$5,417	$4,840
Other early-stage development programs and additional indications for galeterone	40	18	22
Unallocated research and development expenses	1,904	1,935	(31)

Total research and development expenses	$12,201	$7,370	$4,831

Research and development expenses for the year ended December 31, 2013 were $12.2 million, compared to $7.4 million for the year ended December 31, 2012. The increase was primarily due to increased costs of $4.8 million associated with our galeterone for prostate cancer program, consisting primarily of increased manufacturing costs of $2.8 million and increased costs of clinical trials of $2.0 million. These increases were due to the higher costs associated with our ARMOR2 trial of galeterone, manufacturing galeterone for use in our ARMOR2 trial and further developing the manufacturing process for our spray dried dispersion formulation. During 2012, we focused our research and development efforts on the reformulation of galeterone from our product in capsule formulation to our spray dried dispersion formulation and a bridging Phase 1 clinical trial.

General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
	2013	2012
	(in thousands)
Personnel related (including stock-based compensation)	$1,731	$1,207	$524
Professional and consultant fees	1,392	805	587
Facility related and other	425	267	158

Total general and administrative expenses	$3,548	$2,279	$1,269

General and administrative expenses for the year ended December 31, 2013 were $3.5 million, compared to $2.3 million for the year ended December 31, 2012. The increase of $1.2 million in general and administrative expenses was primarily due to an increase in personnel related costs of $0.5 million year over year and an increase in professional fees of $0.6 million. The increase in personnel related costs increased by $0.5 million year over year primarily due to severance costs of $0.4 million in 2013 paid to our former Chief Executive Officer. The increase in professional fees consisted of a $0.4 million increase in accounting, audit and legal fees due to ongoing business activities and our preparations to operate as a public company as well as an increase of $0.2 million related to business development activities.

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

To date, we have funded our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, private placements of our redeemable convertible preferred stock and convertible promissory notes. In September 2014, we completed the initial public offering of our common stock and issued and sold 6,480,000 shares of our common stock at a public offering price of $15.00 per share, resulting in net proceeds of $87.1 million after deducting underwriting discounts and commissions and offering expenses. In October 2014, we issued and sold an additional 540,000 shares of our common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock at the public offering price of $15.00 per share and received additional net proceeds of $7.5 million after deducting underwriting discounts and commissions. From our inception through September 30, 2014, we have received aggregate net proceeds of approximately $91.6 million from the sale of our redeemable convertible preferred stock and convertible promissory notes.

Cash Flows

As of December 31, 2014, we had cash and cash equivalents of $105.3 million. We invest our cash equivalents in money market accounts in order to preserve principal.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash used in operating activities	$(21,121)	$(15,476)	$(9,333)
Cash used in investing activities	(175)	(53)	(8)
Cash provided by financing activities	94,799	35,591	18,779

Net increase in cash and cash equivalents	$73,503	$20,062	$9,438

Operating activities. During the year ended December 31, 2014, cash used in operating activities was $21.1 million, resulting from our net loss of $23.3 million, partially offset by net non-cash charges of $2.0 million and by net cash provided by changes in our operating assets and liabilities of $0.2 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense of $2.1 million. Cash provided by changes in our operating assets and liabilities consisted primarily of a net increase in accounts payable and accrued expenses of $2.0 million, partially offset by an increase in prepaid expenses and other current assets of $1.8 million.

During the year ended December 31, 2013, cash used in operating activities was $15.5 million, resulting from our net loss of $15.7 million, partially offset by non-cash charges of $0.2 million. Our net non-cash charges during the year ended December 31, 2013 consisted primarily of stock-based compensation expense of $0.2 million.

During the year ended December 31, 2012, cash used in operating activities was $9.3 million, primarily resulting from our net loss of $9.6 million, partially offset by non-cash charges of $0.2 million and by cash provided from changes in our operating assets and liabilities of $0.1 million. Our net non-cash charges during the year ended December 31, 2012 consisted primarily of stock-based compensation expense of $0.2 million.

Our net losses for 2014, 2013 and 2012 were primarily attributable to research and development activities related to galeterone and our general and administrative expenses, as we had no revenue in the periods. Our prepaid expenses and other current assets and accounts payable and accrued expense balances have historically been affected by the volume of business and the timing of vendor invoicing and payments.

Investing activities. We used a small amount of cash during the years ended December 31, 2014, 2013 and 2012 related to purchases of property and equipment and, in 2014 and 2013, to increase our restricted cash balance related to our corporate credit cards.

Financing activities. During the year ended December 31, 2014, net cash provided by financing activities was $94.8 million, primarily as a result of proceeds, net of underwriting discounts and commissions, of $97.9 million from our initial public offering, partially offset by payments of $3.3 million of deferred offering costs related to our initial public offering that were paid during the period.

During the year ended December 31, 2013, net cash provided by financing activities was $35.6 million, resulting from net proceeds of $35.4 million from the sale and issuance of our Series E redeemable convertible preferred stock, as well as $0.2 million received from the exercise of stock options.

During the year ended December 31, 2012, net cash provided by financing activities was $18.8 million, resulting from net proceeds from the sale and issuance of our Series D-3 redeemable convertible preferred stock.

Funding Requirements

Galeterone is still in clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	conduct our planned pivotal Phase 3 clinical trial of galeterone for metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the FDA for galeterone for this indication;

•	develop an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, including early-stage prostate cancer, and the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other hormonally-driven diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

As of December 31, 2014, we had cash and cash equivalents of $105.3 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to complete our ongoing ARMOR2 trial, conduct our planned pivotal Phase 3 clinical trial of galeterone for metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for this indication, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, as we may use our available capital resources sooner than we currently expect or our clinical trials may take longer than we anticipate. Because of the numerous risks and uncertainties associated with the development of galeterone and because the extent to which we may enter into collaborations with third parties for development of this product candidate is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Our future capital requirements for galeterone will depend on many factors, including:

•	the progress and results of our planned pivotal Phase 3 clinical trial of galeterone for the treatment of prostate cancer in metastatic CRPC treatment-naïve patients with AR-V7, and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA for this indication;

•	the progress and results of our ongoing ARMOR2 trial and any additional clinical trials of galeterone that we decide to conduct for the treatment of other indications and patient populations in prostate cancer, including for early-stage prostate cancer, and for the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	the timing and outcome of regulatory review of galeterone for the treatment of prostate cancer in CRPC patients with AR-V7 and other indications and patient populations, and of any other future product candidates;

•	the progress and results of the development of an in vitro companion diagnostic test for identifying CRPC patients with AR-V7 under our agreement with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our common stockholders’ ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs of galeterone or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market galeterone that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years
	(in thousands)
Operating lease commitments(1)	$58	$58	$—	$—	$—

Total(2) (3)	$58	$58	$—	$—	$—

(1) We lease office space and obtain office support services in Cambridge, Massachusetts under a 30-day cancelable operating service agreement. In March 2015, we provided the landlord our notice to terminate this agreement in April 2015. In February 2015, we entered into a sublease with a Massachusetts limited liability company, or the sublandlord, for 15,981 square feet of office space in Boston, Massachusetts. The sublease is subject and subordinate to a prime lease with the prime landlord, a Delaware corporation. The term of the sublease commences on April 1, 2015 and expires on December 31, 2016. However, if the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will immediately terminate and we will have no recourse against the sublandlord for such termination. Future minimum lease payments under the sublease will be $0.4 million and $0.6 million for the years ending December 31, 2015 and 2016, respectively, aggregating $1.0 million in total minimum lease payments.

(2) We are party to a license agreement with University of Maryland, Baltimore, or UMB. We are obligated to pay UMB an annual maintenance fee of $10,000 each year until the first commercial sale. We are obligated to make milestone payments of $50,000 to UMB for each additional IND we file for a licensed product and a $100,000 milestone payment upon the approval of each NDA for a licensed product by the FDA. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. Because the achievement of these milestones has not occurred as of December 31, 2014, no liabilities for such contingencies have been recorded in our consolidated financial statements. We must also pay UMB low-single digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties or in the event of specified competition from third-party products licensed by UMB. Our minimum annual royalty payment to UMB is $50,000 beginning in the year following the year in which the first commercial sale occurs. We must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, as of April 10, 2012, we assumed responsibility for all patent expenses related to the prosecution and maintenance of the licensed patents. As of December 31, 2014, we have not yet developed a commercial product using the licensed technologies and we have not entered into any sublicense agreements for the technologies. We have not included any of these amounts in the table as we cannot estimate or predict when, or if, these amounts will become due.

In January 2015, we entered into a license agreement with The Johns Hopkins University, or Johns Hopkins. We may terminate the agreement at any time upon 90 days’ notice. We are obligated to pay Johns Hopkins an annual minimum royalty of up to $30,000. We are also obligated to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal in the aggregate $700,000. We must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (and not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. We must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse them for patent costs.

In March 2015, we entered into a project work plan with Qiagen under a Master Collaboration Agreement, dated January 12, 2015, between us and Qiagen, which, together with the project work plan, we refer to as the Agreement, pursuant to which Qiagen will develop and commercialize an assay as a companion diagnostic test to identify CRPC patients with the splice variant AR-V7 for use with galeterone, our lead drug candidate. Subject to the terms of the Agreement, we will pay Qiagen fees to develop the assay, a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the companion diagnostic test and a contingent milestone payment of $1.0 million upon Qiagen obtaining pre-market approval of the assay, and will reimburse Qiagen for certain direct out-of-pocket costs incurred by Qiagen, including for sample material. These amounts are subject to adjustment if we and Qiagen determine that changes in the scope of the development program are required. Following commercialization, we will have no further payment obligations to Qiagen under the Agreement. However, we will not receive any revenues from future sales, if any, of the companion diagnostic test.

(3) We enter into contracts in the normal course of business with contract research organizations for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of December 31, 2014 consisted of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tokai Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tokai Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tokai Pharmaceuticals, Inc. and its subsidiary at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2015

Tokai Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$105,256	$31,753
Prepaid expenses and other current assets	2,255	425

Total current assets	107,511	32,178
Property and equipment, net	33	29
Deferred offering costs	—	30
Restricted cash	200	50

Total assets	$107,744	$32,287

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$765	$5
Accrued expenses	3,478	2,204

Total current liabilities	4,243	2,209

Total liabilities	4,243	2,209

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock (Series A, B-1, B-2, C, D-1, D-2, D-3 and E), $0.001 par value; no shares and 155,586,141 shares authorized at December 31, 2014 and 2013, respectively; no shares and 155,586,141 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	85,345
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 and no shares authorized at December 31, 2014 and 2013, respectively; no shares issued or outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 173,018,331 shares authorized at December 31, 2014 and 2013, respectively, and 22,382,340 and 493,292 shares issued and outstanding at December 31, 2014 and 2013, respectively	22	—
Additional paid-in capital	189,830	7,788
Accumulated deficit	(86,351)	(63,055)

Total stockholders’ equity (deficit)	103,501	(55,267)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$107,744	$32,287

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$—	$—	$—

Operating expenses:
Research and development	14,577	12,201	7,370
General and administrative	8,885	3,548	2,279

Total operating expenses	23,462	15,749	9,649

Loss from operations	(23,462)	(15,749)	(9,649)
Other income	166	24	—

Net loss and comprehensive loss	(23,296)	(15,725)	(9,649)
Accretion of redeemable convertible preferred stock to redemption value	—	(94)	(34)

Net loss attributable to common stockholders	$(23,296)	$(15,819)	$(9,683)

Net loss per share attributable to common stockholders, basic and diluted	$(3.60)	$(38.02)	$(31.09)

Weighted average common shares outstanding, basic and diluted	6,469,289	416,037	311,474

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series A, B-1, B-2, C, D-1, D-2, D-3 and E Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	63,997,708	$30,895	306,817	$—	$7,249	$(37,681)	$(30,432)
Issuance of Series D-3 redeemable convertible preferred stock, net of issuance costs of $34	34,696,042	18,916	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,843	—	4	—	4
Issuance of common stock	—	—	154,973	—	—	—	—
Stock-based compensation expense	—	—	—	—	210	—	210
Accretion of Series D-3 redeemable convertible preferred stock to redemption value	—	34	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(9,649)	(9,649)

Balances at December 31, 2012	98,693,750	49,845	464,633	—	7,429	(47,330)	(39,901)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $94	56,892,391	35,406	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	157,804	—	215	—	215
Repurchase and forfeiture of unvested restricted stock	—	—	(129,145)	—	—	—	—
Stock-based compensation expense	—	—	—	—	238	—	238
Accretion of Series E redeemable convertible preferred stock to redemption value	—	94	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	(15,725)	(15,725)

Balances at December 31, 2013	155,586,141	85,345	493,292	—	7,788	(63,055)	(55,267)
Issuance of common stock upon exercise of stock options	—	—	8,875	—	16	—	16
Stock-based compensation expense	—	—	—	—	2,108	—	2,108
Conversion of preferred stock to common stock	(155,586,141)	(85,345)	14,860,173	15	85,330	—	85,345
Issuance of common stock upon initial public offering	—	—	7,020,000	7	97,922	—	97,929
Issuance costs	—	—	—	—	(3,334)	—	(3,334)
Net loss	—	—	—	—	—	(23,296)	(23,296)

Balances at December 31, 2014	—	$—	22,382,340	$22	$189,830	$(86,351)	$103,501

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(23,296)	$(15,725)	$(9,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,108	238	210
Depreciation expense	21	10	9
Release of reserve for loan to former advisor	(158)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,830)	(190)	139
Accounts payable	760	(759)	(119)
Accrued expenses	1,274	950	77

Net cash used in operating activities	(21,121)	(15,476)	(9,333)

Cash flows from investing activities:
Purchases of property and equipment	(25)	(23)	(8)
Change in restricted cash	(150)	(30)	—

Net cash used in investing activities	(175)	(53)	(8)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	97,929	—	—
Payments of initial public offering costs	(3,304)	(30)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	35,406	18,775
Repayment of notes receivable	158	—	—
Proceeds from exercise of common stock options	16	215	4

Net cash provided by financing activities	94,799	35,591	18,779

Net increase in cash and cash equivalents	73,503	20,062	9,438
Cash and cash equivalents at beginning of period	31,753	11,691	2,253

Cash and cash equivalents at end of period	$105,256	$31,753	$11,691

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$94	$34
Conversion of redeemable convertible preferred stock to common stock	$(85,345)	$—	$—
Conversion of convertible promissory notes and accrued interest and advance from stockholder to shares of redeemable convertible preferred stock	$—	$—	$141

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

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

The Company was previously classified as a “development stage entity” in the Accounting Standards Codification and, as such, was required to present inception-to-date information in the Company’s statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows. In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminated the concept of a development stage entity from U.S. generally accepted accounting principles and removed the related incremental reporting requirements. See Note 2 below for additional information on this new standard. The Company elected to early adopt the new standard in 2014. Accordingly, in contrast to the Company’s financial statements and the notes thereto for the year ended December 31, 2013 included in Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”), the financial statements contained in this report do not include inception-to-date information.

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

The accompanying consolidated financial statements and footnotes include Diotima Pharmaceuticals, Inc. (“Diotima”), a variable interest entity in which the Company had a variable financial interest and was the primary beneficiary but had no ownership interest. In 2010, the Company formed and incorporated Diotima. Diotima operated as a stand-alone company with limited activity through April 2014. In early 2014, the license agreements relating to the Diotima compounds were terminated. Additionally, in April 2014, the board of directors and stockholders of Diotima approved the dissolution of Diotima, and Diotima was dissolved. All significant intercompany balances and transactions between the Company and Diotima have been eliminated in consolidation. See Note 7 for additional information on Diotima.

On September 22, 2014, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 6,480,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $87,062 after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 14,860,173 shares of the Company’s common stock. On October 9, 2014, the Company issued and sold an additional 540,000 shares of its common stock at the IPO price of $15.00 per share, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $7,533 after deducting underwriting discounts and commissions (Note 6).

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of December 31, 2014, the Company had an accumulated deficit of $86,351. The Company believes its cash and cash equivalents balance of $105,256 as of December 31, 2014 will be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to generate product revenue and operating cash flow will depend heavily on the successful development and eventual commercialization of galeterone and other product candidates that it may develop in the future. If the Company is unable to generate positive cash flows from operations, it may have to seek other sources of capital.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock and redeemable convertible preferred stock prior to the Company’s IPO and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company’s cash equivalents of $91,316 and $1,311 as of December 31, 2014 and 2013, respectively, were carried at fair value based on Level 2 inputs. The carrying values of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering or as a reduction to the carrying value of preferred stock issued. As of December 31, 2013, the Company had recorded $30 of deferred offering costs, included in other assets in the accompanying consolidated balance sheet in contemplation of the Company’s IPO, which closed in September 2014. The Company has no deferred offering costs as of December 31, 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development expenses are salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including manufacturing expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. The Company expenses raw materials used to manufacture its drug substance when received.

As part of the process of preparing consolidated financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with company personnel and outside vendors to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known to the Company at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	clinical research organizations in connection with clinical trials;

•	investigative sites or other providers in connection with clinical trials;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple clinical research organizations and investigative sites that manage and conduct clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or amount of prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low in any particular period. To date, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.

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

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested portion of the awards is re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than- not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing novel proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. No revenue has been generated since inception, and all tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2014, 2013 and 2012, there was no difference between net loss and comprehensive loss.

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

The following common stock equivalents outstanding as of December 31, 2014, 2013 and 2012 were excluded from the computation of diluted net loss per share for the years ended December 31, 2014, 2013 and 2012, because they had an anti-dilutive impact:

	December 31,
	2014	2013	2012
Stock options to purchase common stock	2,146,927	1,124,116	807,657
Restricted common stock units	54,604	—	139,557
Redeemable convertible preferred stock (as converted to common stock)	—	14,860,173	9,426,337

Total options, restricted stock units and redeemable convertible preferred stock exercisable or convertible into common stock	2,201,531	15,984,289	10,373,551

Recently Issued and Adopted Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this guidance remove all incremental financial reporting requirements for development stage entities. Among other changes, this guidance will no longer require development stage entities to present inception-to-date information about income statement line items, cash flows, and equity transactions. This guidance is effective for public companies in the first annual period beginning after December 15, 2014 with early adoption permitted. The Company elected to apply this disclosure guidance to its financial statements for the year ended December 31, 2014 and as a result, no longer discloses inception-to-date information in its statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows and the related notes thereto.

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

3. Property and Equipment, net

	December 31,
	2014	2013
Computer equipment	$91	$72

	91	72
Less: Accumulated depreciation	(58)	(43)

	$33	$29

Depreciation expense was $21, $10 and $9 for the years ended December 31, 2014, 2013 and 2012, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Accrued research and development expenses	$1,853	$1,370
Accrued payroll and related expenses	963	436
Accrued professional fees	497	338
Accrued other	165	60

	$3,478	$2,204

5. Redeemable Convertible Preferred Stock

During 2012, the Company issued 34,696,042 shares of Series D-3 redeemable convertible preferred stock to certain existing investors at $0.54617142 per share for gross proceeds of $18,950. The Company incurred issuance costs of $34 in connection with the sale and issuance of these shares of Series D-3 redeemable convertible preferred stock.

In May and October 2013, the Company issued an aggregate of 56,892,391 shares of Series E redeemable convertible preferred stock to existing and new investors at $0.62398475 per share for gross proceeds of $35,500.

The Company incurred issuance costs of $94 in connection with the sale and issuance of these shares of Series E redeemable convertible preferred stock.

Redeemable Preferred Stock consisted of the following as of December 31, 2013:

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Liquidation Preference	Carrying Value	Common Stock Issuable Upon Conversion
Series A redeemable convertible preferred stock	4,500,000	4,500,000	$2,961	$2,961	429,799
Series B-1 redeemable convertible preferred stock	798,067	798,067	525	525	76,224
Series B-2 redeemable convertible preferred stock	1,503,819	1,503,819	989	989	143,631
Series C redeemable convertible preferred stock	15,999,998	15,999,998	3,330	3,920	1,528,176
Series D-1 redeemable convertible preferred stock	29,294,828	29,294,828	14,773	16,000	2,797,978
Series D-2 redeemable convertible preferred stock	3,661,846	3,661,846	2,000	2,000	349,747
Series D-3 redeemable convertible preferred stock	42,935,192	42,935,192	23,450	23,450	4,100,782
Series E redeemable convertible preferred stock	56,892,391	56,892,391	35,500	35,500	5,433,836

	155,586,141	155,586,141	$83,528	$85,345	14,860,173

Upon the closing of the Company’s IPO in September 2014 (Note 6), all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 14,860,173 shares of common stock.

Prior to the conversion, the rights and preferences of the Company’s outstanding redeemable convertible preferred stock were as follows:

Voting Rights

The holders of Redeemable Preferred Stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Holders of all Redeemable Preferred Stock, with the exception of holders of Series C redeemable convertible preferred stock, had the right to vote the number of shares equal to the number of shares of common stock into which such Redeemable Preferred Stock could convert on the record date for determination of stockholders entitled to vote. Holders of Series C redeemable convertible preferred stock were entitled to cast 0.45773175 of a vote for each share of common stock into which one share of Series C redeemable convertible preferred stock was convertible.

Dividends

The holders of all Redeemable Preferred Stock were entitled to receive dividends as specified in the Company’s certificate of incorporation, as amended and restated. Dividends were non-cumulative, and holders of Redeemable Preferred Stock holders were not entitled to any accruing dividends.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a “Liquidation Event”), the redeemable convertible preferred stockholders were entitled to be paid out of the assets of the Company in the order and preference as specified in the Company’s certificate of incorporation, as amended and restated.

Conversion

Each share of Redeemable Preferred Stock was convertible at the option of the stockholder at any time without the payment of additional consideration, and automatically converted into shares of common stock upon the closing of the Company’s IPO in September 2014 on a 10.47-for-1 basis.

Redemption Rights

At any time on or after May 10, 2018, shares of each of the Series A, Series B-1 and Series B-2 redeemable convertible preferred stock were subject to mandatory redemption by the Company in three equal annual installments beginning 60 days after receipt of a notice of redemption from the holders of at least 60% of the combined voting power of the holders of the outstanding Series A, Series B-1 and Series B-2 redeemable convertible preferred stock, voting as a single class. As of December 31, 2013 the redemption price for the Series A, Series B-1 and Series B-2 redeemable convertible preferred stock was equal to $0.6581 per share, subject to appropriate adjustment for any stock splits, stock dividends, combinations or any other similar recapitalization affecting such shares, plus any dividends declared but unpaid thereon.

At any time on or after May 10, 2018, shares of the Series C, Series D-1, Series D-2, Series D-3 and Series E convertible preferred stock were subject to mandatory redemption by the Company in three equal annual installments beginning 60 days after receipt of a notice of redemption from the holders of at least 75% of the combined voting power of holders of the outstanding Senior Preferred Stock. As of December 31, 2013, the redemption price for the Series C, Series D-1, Series D-2, Series D-3 and Series E convertible preferred stock was equal to $0.2081, $0.5043, $0.54617142, $0.54617142 and $0.62398475 per share, respectively, subject to appropriate adjustment for any stock splits, stock dividends, combinations or any other similar recapitalization affecting such shares, plus any dividends declared but unpaid thereon.

6. Common Stock

On August 29, 2014, the Company effected a 1-for-10.47 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

On September 22, 2014, the Company completed an IPO of its common stock and issued and sold 6,480,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $87,062 after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 14,860,173 shares of the Company’s common stock. On October 9, 2014, the Company issued and sold an additional 540,000 shares of its common stock at the IPO price of $15.00 per share, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $7,533 after deducting underwriting discounts and commissions.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

7. Diotima

The Company had a variable interest entity, Diotima, in which the Company had a variable financial interest and was the primary beneficiary but had no ownership interest. Accordingly, the Company consolidated Diotima. Expenses incurred by Diotima for the years ended December 31, 2014, 2013 and 2012 were $8, $60 and $85, respectively. In 2014, the Diotima’s license agreements were terminated. In April 2014, the board of directors and stockholders of Diotima approved the dissolution of Diotima, and Diotima was dissolved.

8. Stock-Based Awards

2007 Stock Incentive Plan

Under the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”), the Company was authorized to grant options, restricted stock, restricted stock units and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2013, a total of 1,590,580 shares of common stock were reserved for issuance under the 2007 Plan. The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) became effective upon effectiveness of the registration statement for the IPO in September 2014. Upon the effectiveness of the 2014 Plan, 43,923 shares of common stock that remained available for grant under the 2007 Plan became available for grant under the 2014 Plan, and no further awards were available to be issued under the 2007 Plan.

2014 Stock Incentive Plan

In August 2014, the Company’s board of directors and stockholders approved the 2014 Plan, which became effective on September 16, 2014. Under the 2014 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares reserved for issuance under the 2014 Plan is equal to the sum of (1) 1,700,000 shares of common stock, plus (2) the number of shares (up to 1,678,220 shares) equal to the sum of (i) 43,923 shares of common stock, which is the number of shares reserved for issuance under the 2007 Plan that remained available for grant under the 2007 Plan immediately prior to the effectiveness of the 2014 Plan, and (ii) the number of shares of common stock subject to outstanding awards under the 2007 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the least of 1,800,000 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and an amount determined by the Company’s board of directors. As of December 31, 2014, 1,176,086 shares remained available for issuance under the 2014 Plan. The number of authorized shares reserved for issuance under the 2014 Plan was increased by 895,305 shares effective as of January 1, 2015.

As required by the 2007 Plan and 2014 Plan, the exercise price for stock options granted is not to be less than the fair value of common stock as of the date of grant. The Company bases fair value of common stock on the quoted market price. Prior to the IPO, the value of common stock was determined by the Company’s board of directors by taking into consideration its most recently available valuation of common stock performed by management and the board of directors as well as additional factors which might have changed since the date of the most recent contemporaneous valuation through the date of grant.

During the years ended December 31, 2014, 2013 and 2012, the Company granted 1,039,155, 786,537 and 99,130 stock options, respectively, to certain employees, consultants and directors. The vesting of most of these awards is time-based and the restrictions typically lapse over three to four years.

2014 Employee Stock Purchase Plan

In August 2014, the Company’s board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 16, 2014. An aggregate of 225,000 shares of the Company’s common stock are reserved for issuance under the ESPP. The number of shares of the Company’s common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of (1) 450,000 shares of the Company’s common stock, (2) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and (3) an amount determined by the Company’s board of directors. No offering periods have commenced under the ESPP and the number of shares reserved for issuance under the ESPP was not increased for the fiscal year beginning January 1, 2015.

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

The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted average basis:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.83%	1.72%	0.79%
Expected term (in years)	5.95	5.98	6.07
Expected volatility	79.4%	79.7%	65.5%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity from January 1, 2014 through December 31, 2014:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of December 31, 2013	1,124,116	$1.59	8.8	$2,346
Granted	1,039,155	9.77
Exercised	(8,875)	1.64
Forfeited	(7,469)	2.21

Outstanding as of December 31, 2014	2,146,927	$5.54	8.6	$19,802

Options vested and expected to vest as of December 31, 2014	2,117,081	$5.48	8.6	$19,653
Options exercisable as of December 31, 2014	922,838	$2.08	7.8	$11,682

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2014 and 2013, of $14.74 and $3.67 per share, respectively, and the exercise prices of the options.

The weighted average grant date fair value of stock options granted was $6.70, $1.17 and $0.84 per share for the years ended December 31, 2014, 2013 and 2012, respectively.

The total intrinsic value of stock options exercised was $35, $33 and $1 for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Common Stock Units

The 2014 Plan provides for the award of restricted common stock units. The Company has granted restricted common stock units with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The table below summarizes the Company’s restricted stock activity:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2013	—	$—
Issued	54,604	15.00
Vested	—	—
Forfeited	—	—

Unvested restricted common stock as of December 31, 2014	54,604	$15.00

During 2014, the Company granted 54,604 restricted stock units with time-based vesting conditions which lapse over 4 years. Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. As of December 31, 2014, the Company estimates that all shares of restricted stock units with an intrinsic value of $478 and a weighted average remaining contractual term of 3.67 years will ultimately vest. The Company did not grant restricted stock units in 2013 or 2012.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Year Ended December 31,
	2014	2013	2012
Research and development	$552	$91	$87
General and administrative	1,556	147	123

	$2,108	$238	$210

Stock-based compensation expense for the year ended December 31, 2014 includes $880 of stock-based compensation expense related to a performance-based option grant which vested during 2014. As of

December 31, 2014, the Company had an aggregate of $7,044 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.41 years.

9. Commitments and Contingencies

Leases

The Company leases its office space and obtains certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. Payments under this service agreement include monthly rent and certain fee-for-service charges.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized $520, $366 and $341, respectively, of rental expense related to office space.

In February 2015, the Company entered into a sublease with a Massachusetts limited liability company (the “sublandlord”) for 15,981 square feet of office space in Boston, Massachusetts. The sublease is subject and subordinate to a prime lease, dated October 5, 2010, with the prime landlord. The term of the sublease commences on April 1, 2015 and expires on December 31, 2016. However, if the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will immediately terminate and the Company will have no recourse against the sublandlord for such termination. Future minimum lease payments under this lease will be $408 and $555 for the years ending December 31, 2015 and 2016, respectively, aggregating $963 in total minimum lease payments. The Company will record exit costs of $133 in the first quarter of 2015 in connection with terminating its existing lease.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids including galeterone for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised the option and acquired exclusive rights to licensed improvements under three amendments to the license agreement.

The Company is obligated to pay UMB an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make an additional $50 milestone payment to UMB for each additional IND filed for a licensed product and a $100 milestone payment upon the approval of each NDA for a licensed product by the U.S. Food and Drug Administration. Because the achievement of these milestones has not occurred as of December 31, 2014, no liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements.

The Company must also pay UMB low-single digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of December 31, 2014, the Company has not yet developed a commercial product using the licensed technologies, and it has not entered into any sublicense agreements for the technologies. In connection with this license agreement, the Company incurred license, milestone and maintenance fees of $10, $20 and $60 for the years ended December 31, 2014, 2013 and 2012, respectively.

In January 2015, the Company entered into an exclusive license agreement with The Johns Hopkins University (“Johns Hopkins”). Pursuant to the license agreement, Johns Hopkins granted the Company an exclusive worldwide license under certain patent applications and a non-exclusive license under certain know-how, with the right to sublicense, to make, have made, use, sell, offer to sell and import certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. In addition, Johns Hopkins granted the Company an option to negotiate an exclusive license to Johns Hopkins’s rights in certain improvements to the licensed products.

Under the terms of the license agreement, the Company is obligated to diligently develop, manufacture and sell licensed products. The Company is also obligated to use commercially reasonable efforts to achieve specified milestone events by specified dates. Unless the license agreement with Johns Hopkins is terminated earlier as provided below, the license from Johns Hopkins expires on a country-by-country basis as of the later of the expiration date of the last to expire of the claims of the patent rights licensed under the agreement in such country or ten years after the first commercial sale of a licensed product in such country. Johns Hopkins may terminate the agreement if the Company fails to achieve such milestone events and does not cure such failure within a specified termination notice period. Johns Hopkins may also terminate the agreement upon a material breach by the Company under the agreement if the Company does not cure such breach within a specified notice period or upon the Company’s bankruptcy or insolvency. The Company may terminate the agreement at any time upon 90 days’ notice.

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30. The Company is also obligated to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal in the aggregate $700. The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (and not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs.

Commercial Development Agreement

In March 2015, the Company entered into a project work plan with Qiagen Manchester Limited (“Qiagen”) under a Master Collaboration Agreement, dated January 12, 2015, between the Company and Qiagen (together with the project work plan, the “Agreement”). Pursuant to the Agreement, Qiagen has agreed to develop and commercialize an assay as a companion diagnostic test to identify castration resistant prostate cancer (“CRPC”) patients with the splice variant AR-V7 for use with galeterone, the Company’s lead drug candidate. The Company expects to use the clinical trial assay developed by Qiagen in its planned pivotal Phase 3 clinical trial of galeterone in order to identify CRPC patients with AR-V7.

Under the Agreement, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for, the companion diagnostic test in the United States, the European Union, Canada, Australia and such other countries as the parties may agree. In addition, Qiagen has agreed to use commercially reasonable and diligent efforts to manufacture the companion diagnostic test and to make the companion diagnostic test commercially available in those countries in which the Company has obtained regulatory approval for, and has valid patent claims covering, galeterone. Qiagen will be responsible for commercializing the companion diagnostic in each such country. If Qiagen elects not to commercialize the companion diagnostic test itself in any such country, for so long as there are valid patent claims covering galeterone in such country, Qiagen has agreed to procure alternative distribution channels or otherwise supply the companion diagnostic test to the Company in order for the Company to market galeterone in combination with the companion diagnostic test. Upon the request of the Company, the parties have also agreed to negotiate in good faith to expand the scope of the projects under the Agreement to, among other things, provide for the development and commercialization of the companion diagnostic test for use with galeterone in Japan.

Subject to the terms of the Agreement, the Company will pay Qiagen a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the companion diagnostic test, fees for the development of the assay and a contingent milestone payment of $1,000 upon Qiagen obtaining pre-market approval of the assay, and will reimburse Qiagen for certain direct out-of-pocket costs incurred by Qiagen, including for sample material. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. Following commercialization, the Company will have no further payment obligations to Qiagen under the Agreement. However, the Company will not receive any revenues from future sales, if any, of the companion diagnostic test.

The Agreement expires on the later to occur of (i) the fifth anniversary of regulatory approval of the companion diagnostic test and (ii) the expiration of Qiagen’s commercialization obligations under the Agreement. The Company is permitted to terminate the Agreement for convenience upon 180 days’ written notice to Qiagen. Either party may terminate the Agreement upon 60 days’ written notice to the other party based on uncured material breaches by the other party and may terminate the Agreement immediately based on the bankruptcy or insolvency of the other party.

Advisor Agreement

The Company paid a financial advisor $1,053 that was contingent upon the closing of its IPO in connection with strategic and financial advisory services unrelated to the offering. The Company recorded this amount as general and administrative expenses in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. In addition, the Company maintains directors and officers insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2014.

10. Income Taxes

During the years ended December 31, 2014, 2014 and 2013, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
Federal research and development tax credit	(0.9)	(0.7)	(1.2)
State taxes, net of federal benefit	(4.5)	(5.6)	(5.4)
Stock-based compensation expense	1.1	0.4	0.6
Other	0.2	0.1	—
Change in deferred tax asset valuation allowance	38.1	39.8	40.0

Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Current deferred tax assets:
Accrued expenses	$414	$201

Total current deferred tax assets	414	201

Noncurrent deferred tax assets:
Capitalized research and development expenses	24,945	19,250
Net operating loss carryforwards	6,292	3,989
Research and development tax credit carryforwards	1,008	889
Other	613	73

Total noncurrent deferred tax assets	32,858	24,201

Total gross deferred tax assets	33,272	24,402
Valuation allowance	(33,272)	(24,402)

Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2014, 2013 and 2012 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2014	2013	2012
Valuation allowance as of beginning of year	$24,402	$18,138	$14,129
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	8,870	6,264	4,009

Valuation allowance as of end of year	$33,272	$24,402	$18,138

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of $16,500 and $13,000, respectively, which begin to expire in 2024 and 2030, respectively. As of December 31, 2014, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $809 and $302, respectively, which begin to expire in 2025 and 2023, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

As of December 31, 2014 and 2013, the Company’s gross deferred tax asset balance of $33,272 and $24,402, respectively, was comprised principally of capitalized research and development expenses, net operating loss carryforwards, and research and development tax credit carryforwards.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2014 and 2013. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2014 or 2013.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2011 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

11. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, the Company has not made any contributions to the plan.

12. Related Party Transactions

The Company has an outstanding loan to a former advisor of the Company of $250 that accrued interest at 2.92% per annum that was due in 2007. In 2007, unpaid principal and interest in the amount of $220 was deemed uncollectable by the Company, and as a result, was fully reserved for by the Company. As of December 31, 2013, no payments had been received by the Company, and the unpaid principal and interest balance remained fully reserved. In 2014 the Company started to receive repayment of this note. The Company is recording payments received as other income in 2014 as cash is received. As a result, the Company recorded other income of $158 for the year ended December 31, 2014 representing cash collected during that period.

13. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Statements of Operations Data:
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(6,261)	(6,424)	(5,885)	(4,892)	(5,549)	(3,365)	(4,444)	(2,391)
Net loss	(6,208)	(6,390)	(5,851)	(4,847)	(5,525)	(3,365)	(4,445)	(2,390)
Net loss attributable to common stockholders	(6,208)	(6,390)	(5,851)	(4,847)	(5,540)	(3,365)	(4,524)	(2,390)
Basic and diluted net loss attributable to common stockholders per share	$(0.28)	$(2.71)	$(11.68)	$(9.79)	$(11.23)	$(6.82)	$(12.95)	$(7.20)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investor & Media — Corporate Governance” section of our website, www.tokaipharma.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 12 will be included under the captions “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 100 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.

Date: March 26, 2015	By:	/s/ Jodie P. Morrison
Jodie P. Morrison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jodie P. Morrison	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015
Jodie P. Morrison

/s/ Lee H. Kalowski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015
Lee H. Kalowski

/s/ Seth L. Harrison	Chairman of the Board	March 26, 2015
Seth L. Harrison

/s/ Timothy J. Barberich	Director	March 26, 2015
Timothy J. Barberich

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	March 26, 2015

/s/ David A. Kessler David A. Kessler	Director	March 26, 2015

/s/ Joseph A. Yanchik III Joseph A. Yanchik III	Director	March 26, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.1	Fifth Amended and Restated Investor Rights Agreement, dated as of May 13, 2013, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.2+	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.3+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.4+	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.5+	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.6+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.7+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.8	2014 Employee Stock Purchase Plan to (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.9+	Amended and Restated Employment Agreement, dated as of July 16, 2014, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.10*+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Jodie P. Morrison

10.11+	Employment Agreement, dated as of January 30, 2014, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.12*+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and John S. McBride

10.13+	Employment Agreement, dated as of April 7, 2014, between the Registrant and Karen J. Ferrante, M.D. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.14*+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Karen J. Ferrante

10.15

Employment Agreement, dated as of August 21, 2014, between the Registrant and Lee H. Kalowski (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form

S-1/A (File No. 333-198052) filed on September 2, 2014)

10.16*+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Lee H. Kalowski

10.17+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.18*	Sublease Agreement, dated as of February 27, 2015, between the Registrant and Boston Private Wealth LLC

10.19†	Master License Agreement, dated as of May 19, 2006, between the Registrant and the University of Maryland, Baltimore, as amended by First Amendment, dated as of March 3, 2009, Second Amendment, dated as of April 10, 2012, and Third Amendment, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.20*†	License Agreement, dated as of January 9, 2015, between the Registrant and The Johns Hopkins University

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Indicates management contract or plan.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.