Form 10-Q
period 2015-03-31
Tokai Pharmaceuticals Inc
filed 2015-05-12
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36620

Tokai Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

255 State Street, 6th floor Boston, MA	02109
(Address of principal executive offices)	(Zip Code)

(617) 225-4305

(Registrant’s telephone number, including area code)

One Broadway, 14th floor

Cambridge, MA 02142

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015 there were 22,413,594 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the anticipated timing, cost and conduct of our planned pivotal Phase 3 clinical trial of galeterone and our efforts to complete the clinical development of galeterone for CRPC patients with AR-V7;

•	the development of a clinical trial assay to be used in the planned pivotal Phase 3 trial and the development of the assay as an in vitro companion diagnostic to be used commercially with galeterone;

•	the outcome of regulatory review of galeterone for the treatment of prostate cancer in CRPC patients with AR-V7 or other indications or patient populations and any other future product candidates;

•	the development of galeterone for the treatment of prostate cancer and of future product candidates, including compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

Tokai Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$94,162	$105,256
Prepaid expenses and other current assets	2,170	2,255

Total current assets	96,332	107,511
Property and equipment, net	73	33
Restricted cash	200	200
Other assets	45	—

Total assets	$96,650	$107,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,434	$765
Accrued expenses	2,320	3,478

Total current liabilities	5,754	4,243

Total liabilities	5,754	4,243

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 173,018,331 shares authorized; 22,396,540 and 22,382,340 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	190,485	189,830
Accumulated deficit	(99,611)	(86,351)

Total stockholders’ equity	90,896	103,501

Total liabilities and stockholders’ equity	$96,650	$107,744

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$—	$—

Operating expenses:
Research and development	10,559	3,556
General and administrative	2,741	1,336

Total operating expenses	13,300	4,892

Loss from operations	(13,300)	(4,892)
Interest and other income	40	45

Net loss and comprehensive loss	$(13,260)	$(4,847)

Net loss per share, basic and diluted	$(0.59)	$(9.79)

Weighted average common shares outstanding, basic and diluted	22,384,233	495,049

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,260)	$(4,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	634	90
Depreciation expense	5	4
Release of reserve for loan to former advisor	(34)	(45)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	85	(344)
Accounts payable	2,669	798
Accrued expenses	(1,158)	(432)
Other assets	(45)	—

Net cash used in operating activities	(11,104)	(4,776)

Cash flows from investing activities:
Purchases of property and equipment	(45)	(12)

Net cash used in investing activities	(45)	(12)

Cash flows from financing activities:
Repayment of notes receivable	34	45
Proceeds from exercise of common stock options	21	4

Net cash from financing activities	55	49

Net decrease in cash and cash equivalents	(11,094)	(4,739)
Cash and cash equivalents at beginning of period	105,256	31,753

Cash and cash equivalents at end of period	$94,162	$27,014

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$98

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

The accompanying consolidated financial statements and footnotes include Diotima Pharmaceuticals, Inc. (“Diotima”), a variable interest entity in which the Company had a variable financial interest and was the primary beneficiary but had no ownership interest. In 2010, the Company formed and incorporated Diotima. Diotima operated as a stand-alone company with limited activity through April 2014. In early 2014, the license agreements relating to the Diotima compounds were terminated. Additionally, in
April 2014, the board of directors and stockholders of Diotima approved the dissolution of Diotima, and Diotima was dissolved. All significant intercompany balances and transactions between the Company and Diotima have been eliminated in consolidation. Expenses incurred by Diotima for the three months ended March 31, 2014 were $5.

On September 22, 2014, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 6,480,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $87,062 after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 14,860,173 shares of the Company’s common stock. On October 9, 2014, the Company issued and sold an additional 540,000 shares of its common stock at the public offering price of $15.00 per share, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $7,533 after deducting underwriting discounts and commissions.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of March 31, 2015, the Company had an accumulated deficit of $99,611. The Company believes its cash and cash equivalents balance of $94,162 as of March 31, 2015 will be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to generate product revenue and operating cash flow will depend heavily on the successful development and eventual commercialization of galeterone and other product candidates that it may develop in the future. If the Company is unable to generate positive cash flows from operations, it may have to seek other sources of capital.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2015.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company’s cash equivalents of $94,162 and $105,256 as of March 31, 2015 and December 31, 2014, respectively, which were invested in money market accounts, were carried at fair value based on Level 2 inputs. The carrying values of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

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

The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2015 and 2014.

The following common stock equivalents outstanding as of March 31, 2015 and 2014 were excluded from the computation of diluted net loss per share for the three months ended March 31, 2015 and 2014, because they had an anti-dilutive impact:

	March 31,
	2015	2014
Stock options to purchase common stock	2,113,423	1,327,419
Restricted common stock units	54,604	—
Redeemable convertible preferred stock (as converted to common stock)	—	14,860,185

Total options, restricted stock units and redeemable convertible preferred stock exercisable or convertible into common stock	2,168,027	16,187,604

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued research and development expenses	$1,518	$1,853
Accrued payroll and related expenses	305	963
Accrued professional fees	397	497
Accrued other	100	165

	$2,320	$3,478

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

4. Income Taxes

The Company did not provide for any income taxes in the three months ended March 31, 2015 or 2014. The Company had gross deferred tax assets of $33,272 at December 31, 2014 which increased by approximately $5,000 at March 31, 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2015 and December 31, 2014, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2015 or December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

5. Stock-Based Compensation

The Company grants stock-based awards under its 2014 Stock Incentive Plan and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock options under its 2007 Stock Incentive Plan but is no longer granting awards under this plan. As of March 31, 2015, 2,090,695 shares of common stock were available for issuance under the 2014 Stock Incentive Plan. As of March 31, 2015, 225,000 shares of common stock were available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Three Months Ended March 31,
	2015	2014
Research and development	$168	$29
General and administrative	466	61

	$634	$90

6. Commitments and Contingencies

Leases

In February 2015, the Company entered into a sublease with a Massachusetts limited liability company (the “sublandlord”) for 15,981 square feet of office space in Boston, Massachusetts. The sublease is subject and subordinate to a prime lease, dated October 5, 2010, with the prime landlord. The term of the sublease commenced on April 1, 2015 and expires on December 31, 2016. However, if the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will terminate immediately and the Company will have no recourse against the sublandlord for such termination. The Company is obligated to make monthly payments under this lease totaling $408 and $555 for the years ending December 31, 2015 and 2016, respectively, aggregating $963 in total minimum lease payments. Prior to April 2015, the Company leased office space in Cambridge, Massachusetts, and obtained certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. The Company recorded exit costs of $133 in the first quarter of 2015 in connection with the termination of the Cambridge lease.

During the three months ended March 31, 2015 and 2014, the Company recognized $306 and $106, respectively, of rental expense related to office space.

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

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

The Company is obligated to pay UMB an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make an additional $50 milestone payment to UMB for each additional investigational new drug application filed for a licensed product and a $100 milestone payment upon the approval of each new drug application (“NDA”) for a licensed product by the U.S. Food and Drug Administration. Because the achievement of these milestones has not occurred as of March 31, 2015, no liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements.

The Company must also pay UMB low-single digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of March 31, 2015, the Company has not yet developed a commercial product using the licensed technologies, and it has not entered into any sublicense agreements for the technologies.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement, which was recognized as research and development expense during the three months ended March 31, 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700 in the aggregate. Because the achievement of these milestones has not occurred as of March 31, 2015, no liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements. The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (and not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of March 31, 2015, the Company has not yet developed a commercial product using the licensed technologies, and it has not entered into any sublicense agreements for the technologies.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements—(Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

Companion Diagnostic Development Agreement

In March 2015, the Company entered into a project work plan with Qiagen Manchester Limited (“Qiagen”) under a Master Collaboration Agreement, dated January 12, 2015, between the Company and Qiagen (together with the project work plan, the “Agreement”). Pursuant to the Agreement, Qiagen has agreed to develop and commercialize an assay as an in vitro companion diagnostic test to identify castration resistant prostate cancer (“CRPC”) patients with the splice variant AR-V7 for use with galeterone, the Company’s lead drug candidate. The Company expects to use the clinical trial assay developed by Qiagen in its planned pivotal Phase 3 clinical trial of galeterone in order to identify CRPC patients with AR-V7.

Under the Agreement, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for the in vitro companion diagnostic test in the United States, the European Union, Canada, Australia and such other countries as the parties may agree. In addition, Qiagen has agreed to use commercially reasonable and diligent efforts to manufacture the in vitro companion diagnostic test and to make the in vitro companion diagnostic test commercially available in those countries in which the Company has obtained regulatory approval for, and has valid patent claims covering, galeterone. Qiagen will be responsible for commercializing the in vitro companion diagnostic in each such country. If Qiagen elects not to commercialize the in vitro companion diagnostic test itself in any such country, for so long as there are valid patent claims covering galeterone in such country, Qiagen has agreed to procure alternative distribution channels or otherwise supply the in vitro companion diagnostic test to the Company in order for the Company to market galeterone in combination with the in vitro companion diagnostic test. Upon the request of the Company, the parties have also agreed to negotiate in good faith to expand the scope of the projects under the Agreement to, among other things, provide for the development and commercialization of the in vitro companion diagnostic test for use with galeterone in Japan.

Subject to the terms of the Agreement, the Company paid Qiagen a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the in vitro companion diagnostic test, which was recognized as research and development expense during the three months ended March 31, 2015. The Company will also pay Qiagen fees for the development of the assay and a contingent milestone payment of $1,000 upon Qiagen obtaining pre-market approval of the assay. Furthermore, the Company will reimburse Qiagen for certain direct out-of-pocket costs incurred by Qiagen, including for sample material. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. Following commercialization, the Company will have no further payment obligations to Qiagen under the Agreement. However, the Company will not receive any revenues from future sales, if any, of the in vitro companion diagnostic test.

The Agreement expires on the later to occur of (i) the fifth anniversary of regulatory approval of the in vitro companion diagnostic test and (ii) the expiration of Qiagen’s commercialization obligations under the Agreement. The Company is permitted to terminate the Agreement for convenience upon 180 days’ written notice to Qiagen. Either party may terminate the Agreement upon 60 days’ written notice to the other party based on uncured material breaches by the other party and may terminate the Agreement immediately based on the bankruptcy or insolvency of the other party.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2015.

7. Related Party Transactions

The Company has an outstanding loan to a former advisor of the Company of $250 that accrued interest at 2.92% per annum that was due in 2007. In 2007, unpaid principal and interest in the amount of $220 was deemed uncollectable by the Company, and as a result, was fully reserved for by the Company. As of December 31, 2013, no payments had been received by the Company, and the unpaid principal and interest balance remained fully reserved. In 2014, the Company started to receive repayment of this note. The Company records payments received as other income. As a result, the Company recorded other income of $34 and $45 for the three months ended and March 31, 2015 and 2014, respectively, representing cash collected during those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. Our lead drug candidate, galeterone, is a highly selective, multi-targeted, oral small molecule drug candidate that we believe has advantages over existing prostate cancer therapies. As of April 30, 2015, we have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. In these trials, galeterone was well tolerated and, in multiple prostate cancer populations, showed clinically meaningful reductions in levels of prostate specific antigen, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy. We are currently preparing to initiate our pivotal Phase 3 clinical trial of galeterone in the second quarter of 2015. We refer to this trial as our ARMOR3-Splice Variant, or ARMOR3-SV trial.

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

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $13.3 million for the three months ended March 31, 2015 and $23.3 million for the year ended December 31, 2014. As of March 31, 2015, we had an accumulated deficit of $99.6 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of galeterone and other product candidates that we may develop in the future. As a result, we will need additional financing to support our continuing operations until such time that we can generate significant revenue from product sales, if ever. We expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on acceptable terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of March 31, 2015, we had cash and cash equivalents of $94.2 million. We expect that our existing cash and cash equivalents will only be sufficient to enable us to complete our ongoing ARMOR2 trial, conduct our planned pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for this indication, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, include the following:

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

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses. See “Results of Operations—Comparison of the Three Months Ended March 31, 2015 and 2014.”

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $10.6 million for the three months ended March 31, 2015 and $3.6 million for the three months ended March 31, 2014. We expect that our research and development expenses will continue to increase in 2015 and 2016 as we pursue later stages of clinical development of galeterone and other product candidates that we may develop in the future.

We are currently conducting a Phase 2 clinical trial of galeterone for the treatment of CRPC. We anticipate initiating our planned pivotal Phase 3 clinical trial of galeterone in the second quarter of 2015. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

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

Interest and Other Income

Interest and other income consists of interest income and miscellaneous income unrelated to our core operations. Interest income consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to low interest earned on invested balances.

Income Taxes

Since our inception in 2004, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2014, we had federal and state net operating loss carryforwards of $16.5 million and $13.0 million respectively. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2030, respectively. We also had federal and state research and development tax credit carryforwards of $0.8 million and $0.3 million, respectively, as of December 31, 2014, which begin to expire in 2025 and 2023, respectively. Our federal and state net operating loss carryforwards do not yet include the effect of research and development expenses of $63.5 million that we have capitalized for income tax purposes as of December 31, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 26, 2015, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	10,559	3,556	7,003
General and administrative	2,741	1,336	1,405

Total operating expenses	13,300	4,892	8,408

Loss from operations	(13,300)	(4,892)	(8,408)
Interest and other income	40	45	(5)

Net loss and comprehensive loss	$(13,260)	$(4,847)	$(8,413)

Research and Development Expenses

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Galeterone for prostate cancer	$9,272	$2,960	$6,312
Other early-stage development programs and additional indications for galeterone	103	44	59
Unallocated research and development expenses	1,184	552	632

Total research and development expenses	$10,559	$3,556	$7,003

The increase in research and development expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to increased costs associated with our galeterone for prostate cancer program and an increase in unallocated research and development expenses. The increase in costs of our galeterone for prostate cancer program consisted primarily of increased costs of clinical trials of $4.1 million and increased manufacturing costs of $2.4 million. The increase in clinical trial costs was primarily due to costs associated with the development of the clinical trial assay to be used in our planned ARMOR3-SV trial, start-up costs for our ARMOR3-SV trial and costs associated with other clinical trials to support the submission of an NDA for galeterone. Costs associated with the development of our clinical trial assay include a fee paid for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the AR-V7 in vitro companion diagnostic tests as well as costs of the development of the assay. The increase in manufacturing costs was primarily due to a large purchase of raw materials during the three months ended March 31, 2015 for use in manufacturing process optimization and validation studies required to support the submission of an NDA. The increase in unallocated research and development costs was primarily due to increased personnel related costs, including stock-based compensation expense, as a result of increased headcount in our research and development function.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,243	$559	$684
Professional and consultant fees	974	615	359
Facility related and other	524	162	362

Total general and administrative expenses	$2,741	$1,336	$1,405

The increase in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in personnel related costs, professional and consultant fees and facility related and other costs. The increase in personnel related costs was primarily due to an increase in stock-based compensation expense of $0.5 million related to additional employee stock options granted and a higher value of our common stock. The increase in professional and consultant fees was primarily due to an increase in legal and patent fees associated with ongoing business activities and additional costs associated with operating as a public company. Facility related and other costs increased primarily due to increased insurance costs, facility costs and other taxes related to our growth and operating as a public company.

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

Cash Flows

As of March 31, 2015, we had cash and cash equivalents of $94.2 million. We invest our cash equivalents in money market accounts in order to preserve principal.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(11,104)	$(4,776)
Cash used in investing activities	(45)	(12)
Cash provided by financing activities	55	49

Net decrease in cash and cash equivalents	$(11,094)	$(4,739)

Operating activities. During the three months ended March 31, 2015, cash used in operating activities consisted of our net loss of $13.3 million, partially offset by net non-cash charges of $0.6 million and by net cash provided by changes in our operating assets and liabilities of $1.6 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense of $0.6 million. Cash provided by changes in our operating assets and liabilities consisted primarily of a net increase in accounts payable and accrued expenses of $1.5 million.

During the three months ended March 31, 2014, cash used in operating activities was $4.8 million, resulting from our net loss of $4.8 million. A nominal amount of cash was provided by changes in our operating assets and liabilities due to a net increase in accounts payable and accrued expenses of $0.4 million, partially offset by an increase in prepaid expenses and other current assets of $0.3 million.

Our net losses for the three months ended March 31, 2015 and 2014 were primarily attributable to research and development activities related to galeterone and our general and administrative expenses, as we had no revenue in the periods. Our prepaid expenses and other current assets and accounts payable and accrued expense balances have historically been affected by the volume of business and the timing of vendor invoicing and payments.

Investing activities. We used a small amount of cash during the three months ended March 31, 2015 and 2014 related to purchases of property and equipment.

Financing activities. During the three months ended March 31, 2015 and 2014, net cash provided by financing activities was due to the repayment of notes receivable and proceeds from the exercise of stock options.

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

As of March 31, 2015, we had cash and cash equivalents of $94.2 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to complete our ongoing ARMOR2 trial, conduct our planned pivotal Phase 3 clinical trial of galeterone for metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for this indication, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, as we may use our available capital resources sooner than we currently expect or our clinical trials may take longer than we anticipate. Because of the numerous risks and uncertainties associated with the development of galeterone and because the extent to which we may enter into collaborations with third parties for development of this product candidate is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Our future capital requirements for galeterone will depend on many factors, including:

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

Contractual Obligations and Commitments

During the three months ended March 31, 2015, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 26, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of March 31, 2015 consisted of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $13.3 million for the three months ended March 31, 2015, $23.3 million for the year ended December 31, 2014 and $15.7 million for the year ended December 31, 2013. As of March 31, 2015, we had an accumulated deficit of $99.6 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2015, we had cash and cash equivalents of $94.2 million. We expect that our existing cash and cash equivalents will only be sufficient to enable us to complete our ongoing ARMOR2 trial, conduct our planned pivotal Phase 3 clinical trial of galeterone for metastatic CRPC treatment-naïve patients whose prostate tumors express the splice variant AR-V7, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7 and conduct other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for this indication, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We will need to obtain substantial additional funding in order to submit an NDA to the FDA for galeterone for the treatment of CRPC patients with AR-V7, complete the development of, and commercialize, galeterone for these patients and other indications and patient populations and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

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

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone for the treatment of CRPC. We plan to initiate our pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients with AR-V7 in the second quarter of 2015. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for CRPC patients with AR-V7. We also may develop galeterone for other indications or patient populations in prostate cancer or for the treatment of other hormonally-driven diseases that are associated with the androgen receptor signaling pathway and compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation. The success of galeterone or other product candidates will depend on several factors, including the following:

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

We plan to initiate our pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients with AR-V7 in the second quarter of 2015 and anticipate having top-line data from the trial by the end of 2016. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as an in vitro companion diagnostic to identify CRPC patients with AR-V7. We will not be able to initiate dosing of patients in the trial unless and until Qiagen completes its development of the clinical trial assay. In addition, our anticipated time to top-line data is subject to the rates of patient enrollment and disease progression in the trial. The rate of patient enrollment in the trial, however, is difficult to predict as we have no experience recruiting patients with AR-V7 for a clinical trial, and the percentage of CRPC patients with AR-V7 is subject to widely varying projections in published literature. Moreover, because we have not previously conducted a clinical trial of galeterone in patients with AR-V7 and clinical trials of Xtandi in AR-V7 have only been conducted in a limited number of patients, our assumption concerning rates of disease progression could be incorrect. As a result, there can be no assurance that we will initiate, have top-line data from or complete the trial when we anticipate.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates. For instance, we experienced delays following our open label, dose escalation Phase 1 clinical trial of galeterone, which we refer to as our ARMOR1 trial, due to the exposure variability associated with the food effect of administering galeterone in capsule formulation and our efforts to reformulate galeterone, which resulted in the development of the spray dried dispersion formulation of galeterone and required us to conduct additional Phase 1 clinical trials. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	preclinical studies and clinical trials of galeterone or our future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical or clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of galeterone or our future product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our failure to conduct our clinical trials in accordance with the FDA’s good clinical practices or applicable regulatory requirements in other countries;

•	Qiagen is unable to develop the in vitro companion diagnostic test and obtain regulatory approval to market the test on a timely basis, or at all;

•	we may decide, or regulators or institutional review boards may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements,

•	a finding that the participants are being exposed to unacceptable health risks or the occurrence of serious adverse events associated with galeterone or our future product candidates;

•	the cost of clinical trials of galeterone and our future product candidates may be greater than we anticipate; and

•	the supply or quality of galeterone or our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate.

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

As of April 30, 2015, we have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. We are currently conducting our ARMOR2 trial. As of April 30, 2015, we had completed enrollment in the trial and had 17 of the 121 patients still participating in the trial. However, we have yet to fully explore the safety and efficacy of galeterone. Ultimately, the results of our clinical trials to date, in which galeterone has been well tolerated and showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, may prove to be incorrect. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete, and success in early-stage clinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find that galeterone is not safe, or if its efficacy cannot be consistently demonstrated, we may not be able to commercialize, or may be required to cease distribution of, the product. Galeterone may also prove to be substantially identical or inferior to drugs already available, in which case the market for galeterone would be reduced or eliminated.

We plan to initiate our pivotal Phase 3 clinical trial of galeterone in metastatic CRPC treatment-naïve patients with AR-V7 in the second quarter of 2015. We believe that patients’ prostate tumor cells may not be responsive to treatment with Zytiga (abiraterone acetate) and Xtandi (enzalutamide) in the presence of C-terminal loss, including AR-V7, but that galeterone, with its mechanism of androgen receptor degradation, may effectively treat these patients. There can be no assurance, however, that our beliefs and assumptions about the effectiveness of galeterone, Zytiga or Xtandi in the treatment of CRPC patients with C-terminal loss or AR-V7 are accurate. Our belief that patients’ prostate tumor cells may not be responsive to treatment with Zytiga and Xtandi in the presence of C-terminal loss or AR-V7 is based on our understanding of the mechanisms of action of these products, data from clinical trials conducted by researchers at MD Anderson Cancer Center, or MD Anderson, Johns Hopkins University, or Johns Hopkins, and Memorial Sloan Kettering Cancer Center, or Sloan Kettering, and data from preclinical studies conducted by us and independent laboratories. However, the clinical studies conducted by MD Anderson, Johns Hopkins and Sloan Kettering only involved a limited number of patients with C-terminal loss or AR-V7 and were conducted in different patient populations, using different protocols and using different and unvalidated assays to identify patients with C-terminal loss or AR-V7. The patient populations, protocols and assays used in the MD Anderson, Johns Hopkins and Sloan Kettering studies may also differ from the patient populations, protocols and assays used in our planned pivotal Phase 3 clinical trial. In addition, it is possible that other factors were present that caused, or contributed to, the poor responsiveness of Zytiga and Xtandi in the presence of C-terminal loss and AR-V7 in the clinical studies. The outcome of preclinical testing and clinical studies may not be predictive of the success of later clinical trials and is often susceptible to varying interpretations and analyses. If Zytiga and Xtandi are found to be more responsive to C-terminal loss or AR-V7 than we anticipate, any clinical trial designed to compare galeterone to Zytiga and Xtandi for this patient population would be less likely to succeed.

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

We may not be able to conduct our planned pivotal Phase 3 clinical trial or any other clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

We will need to develop an analytically validated assay that sensitively detects AR-V7 in order to proceed with our planned pivotal Phase 3 clinical trial and develop and commercialize an in vitro companion diagnostic test for this assay in order to seek approval of, and commercialize, galeterone for patients with these types of truncated androgen receptors. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as an in vitro companion diagnostic test to identify CRPC patients with AR-V7. We have also discussed with the FDA our development strategy and plans for identifying AR-V7 in our pivotal Phase 3 clinical trial, including our plans to develop the assay as an in vitro companion diagnostic test. Based on our discussions with the FDA, we will need to develop the assay before we screen patients in the trial.

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

We believe that galeterone may be well suited to treat other prostate cancer patient populations. If galeterone is approved for additional indications, it may compete with other secondary hormonal treatments currently being marketed, such as Zytiga and Xtandi, or with secondary hormonal treatment drug candidates currently in development, such as ARN-509, ODM-201, ODM-204 and VT-464. Galeterone could compete in the future with products, including secondary hormonal treatments, some of which are marketed by several of the world’s largest and most experienced pharmaceutical companies, who have substantially more financial resources than us and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved secondary hormonal treatments in the United States for CRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

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

We are a party to a master license agreement with the University of Maryland, Baltimore, or UMB, under which we license certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen compounds, including galeterone, and an exclusive, worldwide license with Johns Hopkins under which we license patent applications and know-how covering certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. We may enter into additional license agreements in the future. Our license agreements with UMB and Johns Hopkins impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could materially adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms.

Restrictions on our patent rights relating to our drug candidates may limit our ability to prevent third parties from competing against us.

As of April 30, 2015, we owned two issued U.S. patents, nine U.S. provisional and non-provisional patent applications, one issued foreign patent and 35 foreign applications in our galeterone patent portfolio. We also had rights under our license agreement with UMB to six issued U.S. patents and 66 issued foreign patents as well as three U.S. patent applications and ten foreign applications. In addition, we have rights under a license agreement with Johns Hopkins to two U.S. patent applications and two foreign patent applications. Our owned and licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others.

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

We have no patent protection specifically covering the chemical structure of galeterone. As a result, a third party that obtains regulatory approval of a product with the same active ingredient as galeterone may be able to market such product so long as the third party does not infringe any other patents owned or licensed by us with respect to galeterone. A U.S. patent we have exclusively licensed from UMB covering galeterone-related compounds and their use expires in 2017. We do not expect this patent to provide significant protection for galeterone given its expiration date and our anticipated timing of development and commercialization of galeterone. For this reason, we have filed for or licensed additional patents and patent applications relating to galeterone covering methods of use, pharmaceutical compositions, combination treatments, prodrugs, metabolites and analogs of galeterone and their use.

We also have an exclusive license from Johns Hopkins for patent applications in the United States, Europe, and Canada covering methods of determining whether a subject may respond to androgen therapy, and methods of determining a subject’s risk of recurrence of hormone-refractory or hormone-naïve prostate cancer. If issued, the term of the resulting patents would be expected to expire in 2029. These patents applications may provide protection for an AR-V7 specific assay or the in vitro companion diagnostic test using this assay that we and Qiagen may develop and commercialize. However, these patent applications do not provide any protection for galeterone or for galeterone’s pharmaceutical formulations or uses.

Our owned and licensed patents and patent applications, if issued, are expected to expire on various dates from 2017 through 2036. Upon the expiration of these patents, we, UMB and Johns Hopkins, as applicable, will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing more than 70% of our common stock, based on the number of shares of our common stock outstanding as of April 30, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing more than 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of April 30, 2015. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs.

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

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 and a low price of $9.67 per share for the period September 17, 2014, our first day of trading on The NASDAQ Global Market, through April 30, 2015. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2015, we estimate that we have used approximately $20.4 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 17, 2014.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.

Date: May 12, 2015	By:	/s/ Lee H. Kalowski
Lee H. Kalowski Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†	Master Collaboration Agreement, dated January 12, 2015, between the Registrant and Qiagen Manchester Limited

10.2†	License Agreement, dated as of January 9, 2015, between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2015)

10.3	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2015)

10.4	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2015)

10.5	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Karen J. Ferrante (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2015)

10.6	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Lee H. Kalowski (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2015)

10.7	Sublease Agreement, dated as of February 27, 2015, between the Registrant and Boston Private Wealth LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.