Form 10-Q
period 2015-06-30
Tokai Pharmaceuticals Inc
filed 2015-08-12
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 22,547,660 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the anticipated timing, cost and conduct of our pivotal Phase 3 clinical trial of galeterone and our efforts to complete the clinical development of galeterone for CRPC patients with AR-V7;

•	the development of the in vitro companion diagnostic to be used commercially with galeterone;

•	the outcome of regulatory review of galeterone for the treatment of prostate cancer in CRPC patients with AR-V7 or in other indications or patient populations, and of any other future product candidates;

•	the development of galeterone for the treatment of prostate cancer or in other indications, and of future product candidates, including compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Tokai Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$59,084	$105,256
Marketable securities	24,110	—
Prepaid expenses and other current assets	3,562	2,255

Total current assets	86,756	107,511
Property and equipment, net	339	33
Restricted cash	270	200
Other assets	45	—

Total assets	$87,410	$107,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,704	$765
Accrued expenses	2,943	3,478

Total current liabilities	4,647	4,243
Other long term liabilities	13	—

Total liabilities	4,660	4,243

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,486,944 and 22,382,340 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	191,298	189,830
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(108,568)	(86,351)

Total stockholders’ equity	82,750	103,501

Total liabilities and stockholders’ equity	$87,410	$107,744

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	5,855	4,392	16,414	7,948
General and administrative	3,127	1,493	5,868	2,829

Total operating expenses	8,982	5,885	22,282	10,777

Loss from operations	(8,982)	(5,885)	(22,282)	(10,777)
Interest and other income	25	34	65	79

Net loss	$(8,957)	$(5,851)	$(22,217)	$(10,698)

Net loss per share, basic and diluted	$(0.40)	$(11.68)	$(0.99)	$(21.48)

Weighted average common shares outstanding, basic and diluted	22,421,622	501,133	22,403,031	498,107

Comprehensive loss:
Net loss	$(8,957)	$(5,851)	$(22,217)	$(10,698)
Other comprehensive loss:
Unrealized loss on marketable securities	(2)	—	(2)	—

Total other comprehensive loss	(2)	—	(2)	—

Total comprehensive loss	$(8,959)	$(5,851)	$(22,219)	$(10,698)

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,217)	$(10,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,240	340
Depreciation expense	21	11
Release of reserve for loan to former advisor	(49)	(79)
Premium on purchase of marketable securities	(35)	—
Amortization of premium on marketable securities	1	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,307)	(164)
Accounts payable	905	507
Accrued expenses	(636)	(43)
Other assets	(45)	(71)
Other long-term liabilities	13	—

Net cash used in operating activities	(22,109)	(10,197)

Cash flows from investing activities:
Purchases of marketable securities	(24,078)	—
Purchases of property and equipment	(192)	(18)
Change in restricted cash	(70)	—

Net cash used in investing activities	(24,340)	(18)

Cash flows from financing activities:
Repayment of notes receivable	49	79
Proceeds from exercise of common stock options	228	12
Payments of initial public offering costs	—	(479)

Net cash provided by (used in) financing activities	277	(388)

Net decrease in cash and cash equivalents	(46,172)	(10,603)
Cash and cash equivalents at beginning of period	105,256	31,753

Cash and cash equivalents at end of period	$59,084	$21,150

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,015
Purchases of property and equipment included in accounts payable and accrued expenses	$135	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Tokai Pharmaceuticals, Inc. (the “Company”) was incorporated on March 26, 2004 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. The Company’s lead drug candidate, galeterone, is a highly selective, multi-targeted, oral small molecule drug candidate. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management, in-licensing technology and raising capital.

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

On September 22, 2014, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 6,480,000 shares of common stock at a price to the public of $15.00 per share, resulting in net proceeds of $87,062 after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 14,860,173 shares of the Company’s common stock. On October 9, 2014, the Company issued and sold an additional 540,000 shares of its common stock at the public offering price of $15.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $7,533 after deducting underwriting discounts and commissions.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of June 30, 2015, the Company had an accumulated deficit of $108,568. The Company believes its cash and investments balance of $83,194 as of June 30, 2015 will be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to generate product revenue and operating cash flow will depend heavily on the successful development and eventual commercialization of galeterone and other product candidates that it may develop in the future. If the Company is unable to generate positive cash flows from operations, it may have to seek other sources of capital.

The accompanying consolidated financial statements and footnotes include Diotima Pharmaceuticals, Inc. (“Diotima”), a variable interest entity in which the Company had a variable financial interest and was the primary beneficiary but had no ownership interest. In 2010, the Company formed and incorporated Diotima. Diotima operated as a stand-alone company with limited activity through April 2014. In early 2014, the license agreements relating to the Diotima compounds were terminated. Additionally, in April 2014, the board of directors and stockholders of Diotima approved the dissolution of Diotima, and Diotima was dissolved. All significant intercompany balances and transactions between the Company and Diotima have been eliminated in consolidation. Expenses incurred by Diotima for the six months ended June 30, 2014 were $8.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

The consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 26, 2015.

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

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest and other income (expense) based on the specific identification method. The Company has classified its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

At June 30, 2015, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of Deposit (due within one year)	$1,960	$—	$—	$1,960
Certificates of Deposit (due after one year through two years)	5,876	—	—	5,876
United States Treasury Notes (due after one year through two years)	16,276	1	(3)	16,274

Total	$24,112	$1	$(3)	$24,110

The Company did not have marketable securities at December 31, 2014.

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

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$—	$54,202	$—	$54,202
Certificates of Deposit	—	7,836	—	7,836
United States Treasury Notes	—	16,274	—	16,274

Total	$—	$78,312	$—	$78,312

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$—	$91,316	$—	$91,316

Total	$—	$91,316	$—	$91,316

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

The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2015 and 2014.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

The following common stock equivalents outstanding as of June 30, 2015 and 2014 were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014 because they had an anti-dilutive impact:

	June 30,
	2015	2014
Stock options to purchase common stock	2,302,181	1,634,275
Restricted common stock units	47,779	—
Redeemable convertible preferred stock (as converted to common stock)	—	14,860,171

Total options, restricted stock units and redeemable convertible preferred stock exercisable or convertible into common stock	2,349,960	16,494,446

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance relates to footnote disclosure only and the adoption will not impact the Company’s financial position, results of operations or liquidity.

3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued research and development expenses	$1,605	$1,853
Accrued payroll and related expenses	622	963
Accrued professional fees	572	497
Accrued other	144	165

	$2,943	$3,478

4. Income Taxes

The Company did not provide for any income taxes in the six months ended June 30, 2015 or 2014. The Company had gross deferred tax assets of $33,272 at December 31, 2014 which increased by approximately $8,000 at June 30, 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2015 and December 31, 2014, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2015 or December 31, 2014. As of June 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

5. Stock-Based Compensation

The Company grants stock-based awards under its 2014 Stock Incentive Plan and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock options under its 2007 Stock Incentive Plan but is no longer granting awards under this plan. As of June 30, 2015, 1,818,358 shares of common stock were available for issuance under the 2014 Stock Incentive Plan. As of June 30, 2015, 225,000 shares of common stock were available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$140	$107	$308	$136
General and administrative	466	143	932	204

	$606	$250	$1,240	$340

6. Commitments and Contingencies

Leases

In February 2015, the Company entered into a sublease with a Massachusetts limited liability company (the “sublandlord”) for 15,981 square feet of office space in Boston, Massachusetts. The sublease is subject and subordinate to a prime lease, dated October 5, 2010, between the sublandlord and the prime landlord. The term of the sublease commenced on April 1, 2015 and expires on December 31, 2016. If the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will terminate immediately and the Company will have no recourse against the sublandlord for such termination. The Company is obligated to make monthly payments under the sublease totaling $408 and $555 for the years ending December 31, 2015 and 2016, respectively, aggregating $963 in total minimum lease payments. In June 2015, the Company entered into a lease for the existing space with the prime landlord (the “landlord”) which effectively extends the term of the lease of the existing space until July 2018. The Company is obligated to make monthly payments under the new lease totaling $839 and $489 for the years ending December 31, 2017 and 2018, respectively, aggregating $1,328 in total minimum lease payments. Total minimum lease payments under both of these operating leases aggregate $2,291 over their full term. Payment escalations specified in the lease agreements are accrued such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. Prior to April 2015, the Company leased office space in Cambridge, Massachusetts, and obtained certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. The Company recorded exit costs of $133 included in rent expense in the six months ended June 30, 2015 in connection with the termination of the Cambridge lease.

During the three months ended June 30, 2015 and 2014, the Company recognized $181 and $103, respectively, of rental expense related to office space. During the six months ended June 30, 2015 and 2014, the Company recognized $487 and $209, respectively, of rental expense related to office space.

Restricted Cash and Letters of Credit

As of June 30, 2015 and December 31, 2014, the Company held a money market account to collateralize a credit card account with its bank of $200, which was classified as restricted cash. In addition, at June 30, 2015, the Company maintained a letter of credit totaling $70 for the benefit of the landlord of the new lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a money market account of at least $70 as of June 30, 2015 to secure the letter of credit. This amount was also classified as restricted cash in the balance sheet at June 30, 2015.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under three amendments to the license agreement. The Company is obligated to pay UMB

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make an additional $50 milestone payment to UMB for each additional investigational new drug application filed for a licensed product and a $100 milestone payment upon the approval by the U.S. Food and Drug Administration of each new drug application (“NDA”) for a licensed product. Because none of these milestones has been achieved as of June 30, 2015, no liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of June 30, 2015, the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

In January 2015, the Company entered into an exclusive license agreement with The Johns Hopkins University (“Johns Hopkins”) pursuant to which Johns Hopkins granted the Company an exclusive, worldwide license under certain patent applications and a non-exclusive license under certain know-how, in each case with the right to sublicense, to make, have made, use, sell, offer to sell and import certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. In addition, Johns Hopkins granted the Company an option to negotiate an exclusive license to Johns Hopkins’s rights in certain improvements to the licensed intellectual property.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement, which was recognized as research and development expense during the six months ended June 30, 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700 in the aggregate. During the six months ended June 30, 2015, the Company expensed $25 related to the achievement of one of these milestones. The Company has not achieved any other milestones and therefore no additional liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements. The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (and not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of June 30, 2015, the Company has not yet developed a commercial product using the licensed technologies, and it has not entered into any sublicense agreements for the technologies.

Companion Diagnostic Development Agreement

In March 2015, the Company entered into a project work plan with Qiagen Manchester Limited (“Qiagen”) under a Master Collaboration Agreement, dated January 12, 2015, between the Company and Qiagen (together with the project work plan, the “CDx Agreement”). Pursuant to the CDx Agreement, Qiagen has agreed to develop and commercialize an in vitro companion diagnostic test to identify castration resistant prostate cancer (“CRPC”) patients with the AR-V7 splice variant for use with galeterone. Qiagen has also developed under the CDx Agreement a clinical trial assay for use in our pivotal Phase 3 clinical trial of galeterone in order to identify CRPC patients whose tumor cells express AR-V7.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(Amounts in thousands, except share and per share data)

(Unaudited)

Under the CDx Agreement, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for the in vitro companion diagnostic test in the United States, the European Union, Canada, Australia and such other countries as the parties may agree. In addition, Qiagen has agreed to use commercially reasonable and diligent efforts to manufacture the in vitro companion diagnostic test and to make the in vitro companion diagnostic test commercially available in those countries in which the Company has obtained regulatory approval for, and has valid patent claims covering, galeterone. Qiagen will be responsible for commercializing the in vitro companion diagnostic in each such country. If Qiagen elects not to commercialize the in vitro companion diagnostic test itself in any such country, for so long as there are valid patent claims covering galeterone in such country, Qiagen has agreed to procure alternative distribution channels or otherwise supply the in vitro companion diagnostic test to the Company in order for the Company to market galeterone in combination with the in vitro companion diagnostic test. Upon the request of the Company, the parties have also agreed to negotiate in good faith to expand the scope of the projects under the Agreement to, among other things, provide for the development and commercialization of the in vitro companion diagnostic test for use with galeterone in Japan.

Subject to the terms of the CDx Agreement, the Company paid Qiagen a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the in vitro companion diagnostic test, which was recognized as research and development expense during the six months ended June 30, 2015. The Company will also pay Qiagen fees for the development of the assay and a contingent milestone payment of $1,000 upon Qiagen obtaining pre-market approval of the in vitro companion diagnostic test. Furthermore, the Company will reimburse Qiagen for certain direct out-of-pocket costs incurred by Qiagen, including for sample material. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. Following commercialization, the Company will have no further payment obligations to Qiagen under the Agreement. The Company will not, however, receive any revenues from future sales, if any, of the in vitro companion diagnostic test.

The CDx Agreement expires on the later to occur of (i) the fifth anniversary of regulatory approval of the in vitro companion diagnostic test and (ii) the expiration of Qiagen’s commercialization obligations under the CDx Agreement. The Company is permitted to terminate the CDx Agreement for convenience upon 180 days’ written notice to Qiagen. Either party may terminate the CDx Agreement upon 60 days’ written notice to the other party based on uncured material breaches by the other party and may terminate the CDx Agreement immediately based on the bankruptcy or insolvency of the other party.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2015.

7. Related Party Transactions

The Company had an outstanding loan to a former advisor of the Company of $250 that accrued interest at 2.92% per annum that was due in 2007. In 2007, unpaid principal and interest in the amount of $220 was deemed uncollectable by the Company, and as a result, was fully reserved for by the Company. As of December 31, 2013, no payments had been received by the Company, and the unpaid principal and interest balance remained fully reserved. In 2014, the Company started to receive repayment of this note. The Company recorded payments received as other income. As a result, the Company recorded other income of $15 and $34 for the three months ended June 30, 2015 and 2014, respectively, and $49 and $79 for the six months ended June 30, 2015 and 2014, respectively, representing cash collected during those periods. As of June 30, 2015, this loan had been fully repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K that was filed with the SEC on March 26, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a biopharmaceutical company focused on developing and commercializing proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. Our lead drug candidate, galeterone, is a highly selective, multi-targeted, oral small molecule drug candidate. We are focusing our late-stage development of galeterone on the treatment of patients with castration resistant prostate cancer, or CRPC, whose prostate tumor cells express an altered androgen receptor that is truncated. These truncated androgen receptors are missing the end of the receptor that contains the ligand binding domain. We describe patients with these truncated androgen receptors as having C-terminal loss. An example of one such truncated androgen receptor with C-terminal loss is the splice variant AR-V7, which we believe is the most prevalent of the splice variants that cause C-terminal loss. We have initiated our pivotal Phase 3 clinical trial of galeterone, which we refer to as ARMOR3-Splice Variant, or ARMOR3-SV, in metastatic CRPC patients whose tumor cells express AR-V7. In ARMOR3-SV, we are comparing galeterone to Xtandi® (enzalutamide) in 148 metastatic CRPC patients who have not received other second-generation oral therapies or chemotherapy for their CRPC. The primary endpoint of ARMOR3-SV is radiographic progression-free survival assessed by blinded independent central review. Selection of patients with AR-V7 is made using a clinical trial assay optimized for global use by our collaborator, Qiagen. Implementation of the clinical trial assay is ongoing and screening of eligible patients is expected to begin this quarter. The design of ARMOR3-SV is informed by feedback that we obtained from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency. We expect top-line data from ARMOR3-SV to be available by the end of 2016. We have been given fast track designation by the FDA for galeterone for the treatment of CRPC.

As of July 31, 2015, we have administered galeterone to over 250 cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. In these trials, which included patients whose tumor cells did not express AR-V7, galeterone was well tolerated and showed clinically meaningful reductions in levels of prostate specific antigen, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy. Therefore, and subject to the availability of resources, we anticipate continuing the clinical development of galeterone in other indications or patient populations. We have exclusive worldwide development and commercialization rights to galeterone.

Since our inception in March 2004, we have devoted substantially all of our resources to developing our product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. In September 2014, we completed the initial public offering of our common stock and issued and sold 6,480,000 shares of our common stock at a price to the public of $15.00 per share, resulting in net proceeds of $87.1 million after deducting underwriting discounts and commissions and offering expenses. In October 2014, we issued and sold an additional 540,000 shares of our common stock as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock at the public offering price of $15.00 per share, and received additional net proceeds of $7.5 million after deducting underwriting discounts and commissions.

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $22.2 million for the six months ended June 30, 2015 and $23.3 million for the year ended December 31, 2014. As of June 30, 2015, we had an accumulated deficit of $108.6 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone for treatment-naïve metastatic CRPC patients whose prostate tumor cells express the splice variant AR-V7, and conduct other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the FDA for galeterone for this indication;

•	develop an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with Qiagen Manchester Limited, or Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, including early-stage prostate cancer, and the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

As of June 30, 2015, we had cash and investments of $83.2 million. We expect that our existing cash and investments will only be sufficient to enable us to complete our Phase 2 clinical trial of galeterone, conduct ARMOR3-SV, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7, conduct other clinical trials and non-clinical studies necessary to support the submission of an initial NDA to the FDA for galeterone, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, include the following:

•	third-party contract costs relating to research, formulation and manufacturing, preclinical studies and clinical trial activities;

•	third-party contract costs relating to development of an in vitro companion diagnostic test to identify CRPC patients with AR-V7, including the clinical trial assay to be used to identify eligible patients for ARMOR3-SV;

•	personnel costs, including salaries, related benefits and stock-based compensation for personnel engaged in research and development functions;

•	consulting fees paid to third parties;

•	costs related to compliance with regulatory requirements; and

•	payments made under our third-party licensing agreements.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses. See “Results of Operations.”

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $16.4 million for the six months ended June 30, 2015 and $7.9 million for the six months ended June 30, 2014. We expect that our research and development expenses will continue to increase in 2015 and 2016 as we pursue later stage clinical trials and conduct additional NDA-enabling activities for galeterone.

We have initiated ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

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

We expect that our general and administrative expenses will increase in future periods as we establish capabilities that would enable the potential commercialization of galeterone for the treatment of CRPC and any future product candidates and as a result of increased payroll, expanded infrastructure, increased insurance, consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to galeterone and any other product candidates that we may develop in the future.

Interest and Other Income

Interest and other income consists of interest income and miscellaneous income unrelated to our core operations. Interest income consists of interest earned on our cash and investments. Our interest income has not been significant due to low interest earned on invested balances.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 26, 2015, the following involve the most judgment and complexity:

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

There have been no material changes in these policies since December 31, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	5,855	4,392	1,463
General and administrative	3,127	1,493	1,634

Total operating expenses	8,982	5,885	3,097

Loss from operations	(8,982)	(5,885)	(3,097)
Interest and other income	25	34	(9)

Net loss	$(8,957)	$(5,851)	$(3,106)

Research and Development Expenses

	Three Months Ended
	June 30,
	2015	2014	Change
	(in thousands)
Galeterone for prostate cancer	$4,748	$3,521	$1,227
Other early-stage development programs and additional indications for galeterone	94	5	89
Unallocated research and development expenses	1,013	866	147

Total research and development expenses	$5,855	$4,392	$1,463

The increase in research and development expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to increased costs associated with our galeterone program in prostate cancer, which included increased costs of clinical trials of $1.9 million, partially offset by a decrease in manufacturing costs of $0.8 million. The increase in clinical trial costs was primarily due to start-up costs related to ARMOR3-SV, as well as costs associated with the development of our clinical trial assay in collaboration with Qiagen. The decrease in manufacturing costs was due to higher costs in the prior year for the manufacturing of galeterone for our clinical trials.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2015	2014	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,301	$671	$630
Professional and consultant fees	1,271	663	608
Facility related and other	555	159	396

Total general and administrative expenses	$3,127	$1,493	$1,634

The increase in general and administrative expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due to an increase in personnel related costs, professional and consultant fees and facility related and other costs. The increase in personnel related costs was primarily due to an increase in stock-based compensation expense of $0.3 million related to additional employee stock options granted and a higher value of our common stock, as well as increased headcount in our general and administrative function. The increase in professional and consultant fees was primarily due to an increase in legal and patent fees associated with ongoing business activities and additional costs associated with operating as a public company. Facility related and other costs increased primarily due to increased insurance costs and facility costs related to our growth and operating as a public company.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	16,414	7,948	8,466
General and administrative	5,868	2,829	3,039

Total operating expenses	22,282	10,777	11,505

Loss from operations	(22,282)	(10,777)	(11,505)
Interest and other income	65	79	(14)

Net loss	$(22,217)	$(10,698)	$(11,519)

Research and Development Expenses

	Six Months Ended
	June 30,
	2015	2014	Change
	(in thousands)
Galeterone for prostate cancer	$14,020	$6,481	$7,539
Other early-stage development programs and additional indications for galeterone	197	49	148
Unallocated research and development expenses	2,197	1,418	779

Total research and development expenses	$16,414	$7,948	$8,466

The increase in research and development expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to increased costs associated with our galeterone program in prostate cancer and an increase in unallocated research and development expenses. The increase in costs of our galeterone program consisted primarily of increased costs of clinical trials of $6.0 million and increased manufacturing costs of $1.6 million. The increase in clinical trial costs was primarily due to costs associated with the development of the clinical trial assay to be used in ARMOR3-SV, start-up costs related to ARMOR3-SV, and costs associated with other clinical trials to support the submission of an NDA for galeterone. Costs associated with the development of our clinical trial assay include a fee paid for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the AR-V7 in vitro companion diagnostic tests as well as costs of the development of the assay. The increase in manufacturing costs was primarily due to a large purchase of raw materials during the six months ended June 30, 2015 for use in manufacturing process optimization and validation studies required to support the submission of an NDA. The increase in unallocated research and development costs was primarily due to increased personnel related costs, including stock-based compensation expense, as a result of increased headcount in our research and development function.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2015	2014	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,544	$1,230	$1,314
Professional and consultant fees	2,245	1,278	967
Facility related and other	1,079	321	758

Total general and administrative expenses	$5,868	$2,829	$3,039

The increase in general and administrative expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to an increase in personnel related costs, professional and consultant fees and facility related and other costs.

The increase in personnel related costs was primarily due to an increase in stock-based compensation expense of $0.7 million related to additional employee stock options granted and a higher value of our common stock. Personnel related costs also increased due to increased headcount in our general and administrative function and an increase in overall compensation. The increase in professional and consultant fees was primarily due to an increase in legal and patent fees associated with ongoing business activities and additional costs associated with operating as a public company. Facility related and other costs increased primarily due to increased insurance costs, facility costs and other taxes related to our growth and operating as a public company.

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

To date, we have funded our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, private placements of our redeemable convertible preferred stock and convertible promissory notes. In September 2014, we completed the initial public offering of our common stock and issued and sold 6,480,000 shares of our common stock at a price to the public of $15.00 per share, resulting in net proceeds of $87.1 million after deducting underwriting discounts and commissions and offering expenses. In October 2014, we issued and sold an additional 540,000 shares of our common stock as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock at the public offering price of $15.00 per share and received additional net proceeds of $7.5 million after deducting underwriting discounts and commissions.

Cash Flows

As of June 30, 2015, our principal sources of liquidity were cash and investments of $83.2 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(22,109)	$(10,197)
Cash used in investing activities	(24,340)	(18)
Cash provided by (used in) financing activities	277	(388)

Net decrease in cash and cash equivalents	$(46,172)	$(10,603)

Operating activities. During the six months ended June 30, 2015, cash used in operating activities consisted of our net loss of $22.2 million and net cash used in changes in our operating assets and liabilities of $1.1 million, partially offset by net non-cash charges of $1.2 million. Our net non-cash charges during the period consisted almost entirely of stock-based compensation expense. Cash used in changes in our operating assets and liabilities consisted primarily of an increase in prepaid expenses and other current assets of $1.3 million, offset by a net increase in accounts payable and accrued expenses of $0.3 million.

During the six months ended June 30, 2014, cash used in operating activities was $10.2 million, resulting from our net loss of $10.7 million, partially offset by net non-cash charges of $0.3 million and by net cash provided by changes in our operating assets and liabilities of $0.2 million. Our net non-cash charges during the period consisted almost entirely of stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of a net increase in accounts payable and accrued expenses of $0.5 million, partially offset by an increase in prepaid expenses and other current assets of $0.2 million.

Our net losses for the six months ended June 30, 2015 and 2014 were primarily attributable to research and development activities related to galeterone and our general and administrative expenses, as we had no revenue in the periods. Our prepaid expenses and other current assets and accounts payable and accrued expense balances have historically been affected by the volume of business and the timing of vendor invoicing and payments.

Investing activities. During the six months ended June 30, 2015, purchases of marketable securities were $24.1 million. During the six months ended June 30, 2015, purchases of property and equipment was $0.2 million primarily related to the purchase of lab equipment. During the six months ended June 30, 2015, restricted cash increased by $0.1 million to secure a letter of credit for our new office lease.

Financing activities. During the six months ended June 30, 2015 and 2014, net cash provided by financing activities was attributable to the repayment of notes receivable and proceeds from the exercise of stock options. In addition, during the six months ended June 30, 2014, cash used in financing activities included payments of $0.5 million of costs related to our initial public offering that were paid during the period.

Funding Requirements

Galeterone is still in clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone for treatment-naïve metastatic CRPC patients whose prostate tumor cells express the splice variant AR-V7, and conduct other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for this indication;

•	develop an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, including early-stage prostate cancer, and the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

As of June 30, 2015, we had cash and investments of $83.2 million. We expect that our existing cash and investments will be sufficient to enable us to complete our Phase 2 clinical trial of galeterone, conduct ARMOR3-SV, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7, conduct other clinical trials and non-clinical studies necessary to support the submission of an initial NDA to the FDA for galeterone, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, as we may use our available capital resources sooner than we currently expect or our clinical trials may take longer than we anticipate. Because of the numerous risks and uncertainties associated with the development of galeterone and because the extent to which we may enter into collaborations with third parties for development of this product candidate is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate. Our future capital requirements for galeterone will depend on many factors, including:

•	the progress and results of ARMOR3-SV and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA and marketing authorization applications to regulatory authorities outside of the United States;

•	the progress and results of any additional clinical trials of galeterone that we decide to conduct in other indications and patient populations;

•	the timing and outcome of regulatory review of galeterone for the treatment of prostate cancer in CRPC patients with AR-V7 and in any other indication or patient population, and of any other future product candidates;

•	the progress and results of the development of an in vitro companion diagnostic test for identifying CRPC patients with AR-V7 under our agreement with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Contractual Obligations and Commitments

In June 2015, we entered into a lease for our existing office space that effectively extends our current lease term from December 2016 until July 2018. Under this lease, our total rent expense will increase by $0.8 and $0.5 million in the years ending December 31, 2017 and 2018, respectively. There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 26, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance relates to footnote disclosure only and the adoption will not impact our financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our cash and investments as of June 30, 2015 consisted of cash, money market accounts, certificates of deposit and government bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $22.2 million for the six months ended June 30, 2015, $23.3 million for the year ended December 31, 2014 and $15.7 million for the year ended December 31, 2013. As of June 30, 2015, we had an accumulated deficit of $108.6 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone for treatment-naïve, metastatic castration resistant prostate cancer, or CRPC, patients whose prostate tumor cells express the splice variant AR-V7, and conduct other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for galeterone for this indication;

•	develop an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with Qiagen Manchester Limited, or Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, including early-stage prostate cancer, and the treatment of prostate cancer in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential and market acceptance. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of galeterone for the treatment of CRPC patients whose tumor cells express AR-V7 and other indications and patient populations, as well as preclinical testing and clinical trials of any of our future product candidates, obtaining marketing and regulatory approval for these product candidates, successfully developing an in vitro companion diagnostic test to identify CRPC patients with AR-V7 in collaboration with third parties, partnering with third parties to manufacture our product candidates in commercial quantities, marketing and selling those products for which we may obtain regulatory approval, and obtaining reimbursement from third-party payors. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

As of June 30, 2015, we had cash and investments of $83.2 million. We expect that our existing cash and investments will only be sufficient to enable us to complete our ongoing Phase 2 clinical trial of galeterone, conduct ARMOR3-SV, fund the development of an in vitro companion diagnostic test in collaboration with Qiagen to identify CRPC patients with AR-V7, conduct other clinical trials and non-clinical studies necessary to support the submission of an initial NDA to the FDA for galeterone for this indication, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We will need to obtain substantial additional funding in order to submit an initial NDA to the FDA, complete the development of, and commercialize, galeterone for these patients and other indications and patient populations and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress and results of ARMOR3-SV and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA and marketing authorization applications to regulatory authorities outside of the United States;

•	the progress and results of any additional clinical trials of galeterone that we decide to conduct for the treatment of other indications and patient populations in prostate cancer;

•	the timing and outcome of regulatory review of galeterone for the treatment of prostate cancer in CRPC patients with AR-V7 and in any other indication or patient population, and of any other future product candidates;

•	the progress and results of the development of an in vitro companion diagnostic test for identifying CRPC patients with AR-V7 under our agreement with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Risks Related to the Development and Regulatory Approval of Galeterone and Our Future Product Candidates

We depend heavily on the success of our lead product candidate, galeterone, which is in pivotal clinical development for the treatment of metastatic CRPC patients whose tumor cells express AR-V7. Any failure to successfully develop galeterone for these patients or for other indications or patient populations, or any future product candidates, or significant delays in doing so, would compromise our ability to generate revenue and become profitable.

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone, for which we are conducting a pivotal Phase 3 clinical trial in treatment-naïve metastatic CRPC patients whose tumor cells express AR-V7. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for metastatic CRPC patients whose tumor cells express AR-V7. We also may develop galeterone for other indications or patient populations in prostate cancer or for the treatment of other diseases that are associated with the androgen receptor signaling pathway and compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation. The success of galeterone or other product candidates will depend on several factors, including the following:

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

If clinical trials of galeterone and our future product candidates, including our pivotal Phase 3 clinical trial of galeterone, fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or are not otherwise successful, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of galeterone and our future product candidates.

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

We are conducting a pivotal Phase 3 clinical trial of galeterone in treatment-naïve metastatic CRPC patients whose tumor cells express AR-V7 and anticipate having top-line data from the trial by the end of 2016. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as an in vitro companion diagnostic to identify CRPC patients with AR-V7. Our anticipated time to top-line data is subject to our continued ability to initiate clinical trial sites, our ability to recruit eligible patients, the prevalence of patients with the AR-V7 splice variant, the sensitivity of our clinical trial assay in detecting AR-V7 in patients, and disease progression of the patients enrolled in the trial. The rate of patient enrollment in the trial is difficult to predict as we have no experience recruiting patients with AR-V7 for a clinical trial, and the percentage of CRPC patients with AR-V7 is subject to widely varying projections in published literature. Moreover, because we have not previously conducted a clinical trial of galeterone in patients with AR-V7, and clinical trials of Xtandi® (enzalutamide) in AR-V7-positive patients have only been conducted in a limited number of patients at single clinical sites, our assumption concerning rates of disease progression could be incorrect. As a result, there can be no assurance that we will have top-line data from or complete the trial when we anticipate.

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

Our ARMOR3-SV trial is a randomized, open label clinical trial comparing galeterone to Xtandi in 148 treatment-naïve metastatic CRPC patients whose prostate tumor cells express the AR-V7 splice variant. The primary endpoint of the trial is radiographic progression-free survival, or rPFS, as determined by a blinded, independent central imaging assessment. We have not conducted any clinical trials of galeterone for patients with AR-V7, comparing galeterone to an active comparator drug, or using a primary endpoint of rPFS. As a result, the results of the clinical trials that we have conducted may not be predictive of the outcome of our ARMOR3-SV trial.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates. For instance, we experienced delays following our open label, dose escalation Phase 1 clinical trial of galeterone due to the exposure variability associated with the food effect of administering galeterone in capsule formulation and our efforts to reformulate galeterone, which resulted in the development of the spray dried dispersion formulation of galeterone and required us to conduct additional Phase 1 clinical trials. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include:

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

As of July 31, 2015, we have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. As of July 31, 2015, we had completed enrollment in the prescribed 12-week treatment phase of our Phase 2 clinical trial, and 16 of the 121 patients enrolled in the trial were still receiving galeterone in an optional extension phase. Despite this experience, we have yet to fully explore the safety and efficacy of galeterone. Ultimately, the results of our clinical trials to date, in which galeterone has been well tolerated and showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, may prove to be incorrect. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete, and success in early-stage clinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find that galeterone is not safe, or if its efficacy cannot be consistently demonstrated, we may not be able to commercialize, or may be required to cease distribution of, the product. Galeterone may also prove to be substantially identical or inferior to drugs already available, in which case the market for galeterone would be reduced or eliminated.

We are conducting a pivotal Phase 3 clinical trial of galeterone in treatment-naïve metastatic CRPC patients whose tumor cells express AR-V7. We believe that patients’ prostate tumor cells may not be responsive to treatment with Zytiga® (abiraterone acetate) and Xtandi in the presence of C-terminal loss, including AR-V7, but that galeterone, with its mechanism of androgen receptor degradation, may effectively treat these patients. There can be no assurance, however, that our beliefs and assumptions about the effectiveness of galeterone, Zytiga or Xtandi in the treatment of CRPC patients with C-terminal loss or AR-V7 are accurate. Our belief that patients’ prostate tumor cells may not be responsive to treatment with Zytiga and Xtandi in the presence of C-terminal loss or AR-V7 is based on our understanding of the mechanisms of action of these products, data from clinical trials conducted by researchers at MD Anderson Cancer Center, or MD Anderson, Johns Hopkins University, or Johns Hopkins, and Memorial Sloan Kettering Cancer Center, or Sloan Kettering, and data from preclinical studies conducted by us and independent laboratories. The clinical studies conducted by MD Anderson, Johns Hopkins and Sloan Kettering only involved a limited number of patients with C-terminal loss or AR-V7 and were conducted in different patient populations, using different protocols and using different and/or unvalidated assays to identify patients with C-terminal loss or AR-V7. The patient populations, protocols and assays used in the MD Anderson, Johns Hopkins and Sloan Kettering studies may also differ from the patient populations, protocols and assays used in ARMOR3-SV. In addition, it is possible that other factors were present that caused, or contributed to, the poor responsiveness of Zytiga and Xtandi in the presence of C-terminal loss and AR-V7 in the clinical studies. The outcome of preclinical testing and clinical studies may not be predictive of the success of later clinical trials and is often susceptible to varying interpretations and analyses. If Zytiga and Xtandi are found to be more responsive to C-terminal loss or AR-V7 than we anticipate, any clinical trial designed to compare galeterone to Zytiga and Xtandi for this patient population would be less likely to succeed.

Our belief that galeterone may be effective in CRPC patients with C-terminal loss, including AR-V7, is based on data from preclinical studies and a retrospective subset analysis that identified, in an unvalidated assay, seven treatment-naïve CRPC patients in our Phase 2 clinical trial who had truncated androgen receptors with C-terminal loss. We believe that these data support our view that galeterone may be effective in patients without an intact ligand binding domain. There can be no assurance, however, that these data will be predictive of the success of ARMOR3-SV. ARMOR3-SV is the first clinical trial to evaluate galeterone in prospectively identified patients with AR-V7 and has a design that is different than the design of our Phase 2 clinical trial, including primary endpoints that, unlike our earlier trial, are not based on PSA. The failure of ARMOR3-SV would have a material adverse impact on our ability to obtain approval for galeterone and on our business, financial condition and prospects.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, or patients discontinue their participation in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to complete ARMOR3-SV or conduct any other clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

In particular, because ARMOR3-SV is focused on CRPC patients whose tumor cells express AR-V7, and we expect that only a small percentage of metastatic CRPC patients are AR-V7 positive, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We expect that we may need to screen more than 1,500 patients to identify and enroll the target AR-V7 positive patients. Because we have no experience recruiting patients with AR-V7 for a clinical trial and the percentage of CRPC patients with AR-V7 is subject to widely varying projections in published literature, we cannot be assured our projections for enrollment are accurate. In addition, the clinical trial assay developed for use to identify patients with AR-V7 has not previously been used in a clinical trial setting and its operation may differ from our expectations or be subject to operator variability. Patient enrollment in ARMOR3-SV may also be adversely affected by data that show little or no activity of Xtandi in patients with AR-V7 as patients in the trial will be randomized to the Xtandi arm and the trial will not provide for crossover to galeterone. Patient enrollment delays in ARMOR3-SV or any of our other future clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for ARMOR3-SV would result in significant delays. Any significant delays or increases in costs of ARMOR3-SV could result in the need for us to obtain additional funding to complete the trial.

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

In our Phase 2 clinical trial, eight of the 121 patients enrolled experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient. To date, no adverse events have resulted in interruptions or delays of our clinical trials.

In order to develop and commercialize galeterone for the treatment of metastatic CRPC patients whose tumor cells express AR-V7, we will need to develop and commercialize an in vitro companion diagnostic test that can be used to identify these patients. If we or Qiagen are unable to successfully develop, commercialize and obtain approval for an in vitro companion diagnostic test for this assay, or if there are significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of galeterone.

We will need to develop and commercialize an in vitro companion diagnostic test that sensitively detects AR-V7 in order to seek approval of, and commercialize galeterone for patients whose tumor cells express AR-V7. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as an in vitro companion diagnostic test to identify CRPC patients with AR-V7. We have also discussed with the FDA our development strategy and plans for identifying AR-V7 in ARMOR3-SV including our plans to develop the assay as an in vitro companion diagnostic test.

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

Failure to obtain regulatory approval for galeterone for metastatic CRPC patients whose tumor cells express AR-V7, or for other indications and patient populations, will prevent us from commercializing galeterone for those indications. Although our management team has experience filing and supporting applications necessary to gain regulatory approvals, we have yet to file for or obtain regulatory approval to market galeterone in any jurisdiction. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish galeterone’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Galeterone may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

Even if galeterone or any of our future product candidates demonstrate safety and efficacy in clinical trials, regulatory agencies may not complete their review processes in a timely manner or grant regulatory approval at all. Additional delays may result if a regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of galeterone or our future product candidates.

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

In the event we receive FDA approval for galeterone for metastatic CRPC patients whose tumor cells express AR-V7, we will not be able to expand the indications for which galeterone is approved unless we receive FDA approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for galeterone.

We are focusing our initial development of galeterone on the treatment of metastatic CRPC patients whose tumor cells express AR-V7 and plan to seek marketing and regulatory approvals for galeterone for this patient population. We also plan to develop galeterone for the treatment of other indications and patient populations including prostate cancer and other diseases that are associated with the androgen receptor signaling pathway. In order to market and sell galeterone in the United States for these additional indications, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. There can be no assurance that we will be successful in obtaining FDA approval for additional indications for the use of galeterone. If we are unsuccessful in expanding the approved indications for the use of galeterone, the size of the commercial market for galeterone will be limited.

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

We are focusing our late-stage development of galeterone on the treatment of CRPC patients whose prostate tumor cells express AR-V7. Based on their mechanisms of action, preclinical data and the data from investigator-initiated clinical trials conducted at MD Anderson, Johns Hopkins and Sloan Kettering, we believe that Zytiga and Xtandi may be less responsive in patients whose androgen receptor is truncated and do not expect that other drugs in development with similar mechanisms of action will be responsive in this patient population. We expect, however, that other drugs with alternative mechanisms of action may be developed for the treatment of this patient population.

We believe that galeterone may be well suited to treat other prostate cancer patient populations. If galeterone is approved for additional indications, it may compete with other secondary hormonal treatments currently being marketed, such as Zytiga and Xtandi, or with secondary hormonal treatment drug candidates currently in development. Galeterone could compete in the future with products, including secondary hormonal treatments, some of which are marketed by several of the world’s largest and most experienced pharmaceutical companies, who have substantially more financial resources than us and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved secondary hormonal treatments in the United States for CRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

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

We do not plan to internally develop an in vitro companion diagnostic test to prospectively identify prostate cancer patients with AR-V7 and, as a result, we will be dependent on the efforts of Qiagen to successfully develop and commercialize this test. Qiagen:

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

As of July 31, 2015, we owned two issued U.S. patents, 15 U.S. provisional and non-provisional patent applications, one granted foreign patent and 34 foreign applications in our galeterone patent portfolio. We also had rights under our license agreement with UMB to six issued U.S. patents and 66 granted foreign patents as well as six U.S. patent applications and nine foreign applications. In addition, we have rights under a license agreement with Johns Hopkins to four U.S. patent applications and nine foreign patent applications. Our owned and licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others.

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

Assuming the other requirements for patentability are met, in the United States, the first to invent the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is generally entitled to the patent. Under the America Invents Act, or AIA, enacted in September 2011, the United States moved to a first inventor to file system in March 2013. The U.S. Patent and Trademark Office recently finalized the rules relating to these changes and courts have yet to address the new provisions. These changes could increase the costs and uncertainties surrounding the prosecution of patent applications and the enforcement or defense of patent rights. Furthermore, we may become involved in interference proceedings, opposition proceedings, or other post-grant proceedings, such as reexamination or inter partes review proceedings, challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We are aware of two issued U.S. patents having broad claims relating to a composition of matter or its use in regulating cellular differentiation or proliferation. We are also aware of certain third-party pending U.S. patent applications that have broad generic disclosures and disclosure of certain compounds possessing structural similarities to galeterone. Although we believe that it is unlikely that such applications will lead to issued claims that would cover galeterone and its use and still be valid, patent prosecution is inherently unpredictable and an application could be allowed. Based on our analyses, we do not believe our proposed products or activities would be found to infringe any valid claims of these patents if any of the above third-party patents or patent applications, if issued, were asserted against us. If we were to challenge the validity of an issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

Because we rely on third parties in the discovery, development and manufacture of our product candidates, and because we collaborate with various organizations and academic institutions on the advancement of our technology, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite these contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by potential competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, discovery by a third party of our trade secrets or other unauthorized use or disclosure would impair our intellectual property rights and protections in our product candidates.

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

In addition, our third party agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we receive marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we receive marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, require manufacturers of covered drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

We are highly dependent on Jodie Morrison, our President and Chief Executive Officer, as well as the other members of our executive and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing approximately 70% of our common stock, based on the number of shares of our common stock outstanding as of July 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing approximately 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of July 31, 2015. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs.

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

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 per share and a low price of $9.67 per share for the period beginning September 17, 2014, our first day of trading on The NASDAQ Global Market, through July 31, 2015. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On September 22, 2014, we completed the initial public offering of our common stock and issued and sold 6,480,000 shares of our common stock at a price to the public of $15.00 per share. In addition, on October 9, 2014, we issued and sold an additional 540,000 shares of common stock at the initial public offering price of $15.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock.

The offer and sale of all of the shares in our initial public offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198052), which was declared effective by the SEC on September 16, 2014, and a registration statement on Form S-1MEF (File No. 333-198792), which was automatically effective upon filing with the SEC on September 16, 2014. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. The offering commenced on September 16, 2014 and did not terminate until the sale of all of the shares offered.

We received aggregate gross proceeds from the offering of $105.3 million, or aggregate net proceeds of $94.6 million after deducting underwriting discounts and commissions and offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

As of June 30, 2015, we estimate that we have used approximately $31.4 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 17, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Item 5. Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02, “Results of Operations and Financial Condition” of Form 8-K:

On August 12, 2015, we announced our financial results for the quarter ended June 30, 2015 and commented on certain of our accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.

Date: August 12, 2015	By:	/s/ Lee H. Kalowski
Lee H. Kalowski
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

10.1	Lease, executed on June 9, 2015, between the Registrant and 255 State Street LLC. Filed herewith.

10.2†	Employment Letter, dated as of April 7, 2015, between the Registrant and Gerald E. Quirk. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release issued by the Registrant on August 12, 2015. Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or plan.
*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.