Form 10-Q
period 2015-09-30
Tokai Pharmaceuticals Inc
filed 2015-11-10
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015 there were 22,584,675 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the anticipated timing, cost and conduct of our pivotal Phase 3 clinical trial of galeterone and our efforts to complete the clinical development of galeterone for patients with AR-V7 positive mCRPC;

•	the development of a companion diagnostic test expected to be used commercially with galeterone;

•	the outcome of regulatory review of galeterone for the treatment of AR-V7 positive metastatic castration resistant prostate cancer, or mCRPC, or in other indications or patient populations, and of any other future product candidates;

•	the development of galeterone for the treatment of prostate cancer or other indications, and of future product candidates, including compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tokai Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$33,168	$105,256
Marketable securities	39,935	—
Prepaid expenses and other current assets	3,762	2,255

Total current assets	76,865	107,511
Property and equipment, net	427	33
Restricted cash	270	200
Other assets	45	—

Total assets	$77,607	$107,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,652	$765
Accrued expenses	4,005	3,478

Total current liabilities	5,657	4,243
Other long term liabilities	51	—

Total liabilities	5,708	4,243

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,581,545 and 22,382,340 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	23	22
Additional paid-in capital	192,289	189,830
Accumulated other comprehensive income	8	—
Accumulated deficit	(120,421)	(86,351)

Total stockholders’ equity	71,899	103,501

Total liabilities and stockholders’ equity	$77,607	$107,744

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	8,491	2,825	24,905	10,773
General and administrative	3,416	3,599	9,284	6,428

Total operating expenses	11,907	6,424	34,189	17,201

Loss from operations	(11,907)	(6,424)	(34,189)	(17,201)
Interest and other income (expense), net	54	34	119	113

Net loss	$(11,853)	$(6,390)	$(34,070)	$(17,088)

Net loss per share, basic and diluted	$(0.53)	$(2.71)	$(1.52)	$(15.19)

Weighted average common shares outstanding, basic and diluted	22,540,876	2,357,236	22,449,484	1,124,627

Comprehensive loss:
Net loss	$(11,853)	$(6,390)	$(34,070)	$(17,088)
Other comprehensive income:
Unrealized gains on marketable securities	10	—	8	—

Total other comprehensive income	10	—	8	—

Total comprehensive loss	$(11,843)	$(6,390)	$(34,062)	$(17,088)

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(34,070)	$(17,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,044	1,519
Depreciation expense	53	16
Release of reserve for loan to former advisor	(49)	(113)
Premium on purchase of marketable securities	(186)	—
Amortization of premium on marketable securities	34	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,507)	(835)
Accounts payable	887	1,884
Accrued expenses	429	(23)
Other assets	(45)	(21)
Other long-term liabilities	51	—

Net cash used in operating activities	(32,359)	(14,661)

Cash flows from investing activities:
Purchases of marketable securities	(39,775)	—
Purchases of property and equipment	(349)	(25)
Change in restricted cash	(70)	(150)

Net cash used in investing activities	(40,194)	(175)

Cash flows from financing activities:
Repayment of notes receivable	49	113
Proceeds from exercise of common stock options	416	12
Proceeds from initial public offering, net of underwriting discounts and commissions	—	90,396
Payments of initial public offering costs	—	(1,974)

Net cash provided by financing activities	465	88,547

Net increase (decrease) in cash and cash equivalents	(72,088)	73,711
Cash and cash equivalents at beginning of period	105,256	31,753

Cash and cash equivalents at end of period	$33,168	$105,464

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$85,345
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,302
Purchases of property and equipment included in accounts payable and accrued expenses	$98	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Tokai Pharmaceuticals, Inc. (the “Company”) was incorporated on March 26, 2004 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of prostate cancer and other hormonally-driven diseases. The Company’s lead drug candidate, galeterone, is a highly selective, multi-targeted oral small molecule drug candidate that is being developed for patients with metastatic castration resistant prostate cancer (“mCRPC”). Since its inception, the Company has devoted substantially all of its efforts to research and development, in-licensing technology and raising capital.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Galeterone, which is currently under development, and any product candidates that the Company may seek to develop in the future, will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance capabilities.

There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and contracted service providers.

On September 22, 2014, the Company completed an initial public offering (“IPO”) of its common stock through the issuance and sale of 6,480,000 shares of common stock at a price to the public of $15.00 per share, resulting in net proceeds of $87,062 after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 14,860,173 shares of the Company’s common stock. On October 9, 2014, the Company issued and sold an additional 540,000 shares of its common stock at the public offering price of $15.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $7,533 after deducting underwriting discounts and commissions.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of September 30, 2015, the Company had an accumulated deficit of $120,421. The Company believes its cash and investments balance of $73,103 as of September 30, 2015 will be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to generate product revenue and operating cash flow will depend heavily on the successful development and eventual commercialization of galeterone and other product candidates that it may develop in the future. Until such time, if ever, that the Company can generate positive cash flows from operations, it will have to seek other sources of capital.

The accompanying consolidated financial statements and footnotes include Diotima Pharmaceuticals, Inc. (“Diotima”), a variable interest entity in which the Company had a variable financial interest and was the primary beneficiary but had no ownership interest. In 2010, the Company formed and incorporated Diotima. Diotima operated as a stand-alone company with limited activity through April 2014. In early 2014, the license agreements relating to the Diotima compounds were terminated. Additionally, in April 2014, the board of directors and stockholders of Diotima approved the dissolution of Diotima, and Diotima was dissolved. All significant intercompany balances and transactions between the Company and Diotima have been eliminated in consolidation. Expenses incurred by Diotima for the nine months ended September 30, 2014 were $8.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

The consolidated balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 26, 2015.

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

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest and other income (expense) based on the specific identification method. The Company has classified its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

At September 30, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of Deposit (due within one year)	$5,734	$—	$—	$5,734
Certificates of Deposit (due after one year through two years)	9,057	—	—	9,057
United States Treasury Notes (due within one year)	11,268	3	—	11,271
United States Treasury Notes (due after one year through two years)	13,868	5	—	13,873

Total	$39,927	$8	$—	$39,935

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$—	$28,406	$—	$28,406
Certificates of Deposit	—	14,791	—	14,791
United States Treasury Notes	—	25,144	—	25,144

Total	$—	$68,341	$—	$68,341

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Instruments	$—	$91,316	$—	$91,316

Total	$—	$91,316	$—	$91,316

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

The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

The following common stock equivalents outstanding as of September 30, 2015 and 2014 were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 because they had an anti-dilutive impact:

	September 30,
	2015	2014
Stock options to purchase common stock	2,318,653	1,852,709
Restricted common stock units	40,953	54,604
Options to purchase additional shares of common stock granted to the underwriters in connection with the IPO	—	972,000

	2,359,606	2,879,313

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

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accrued research and development expenses	$2,391	$1,853
Accrued payroll and related expenses	912	963
Accrued professional fees	597	497
Accrued other	105	165

	$4,005	$3,478

4. Income Taxes

The Company did not provide for any income taxes in the nine months ended September 30, 2015 or 2014. The Company had gross deferred tax assets of $33,272 at December 31, 2014, which increased by approximately $13,000 at September 30, 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2015 and December 31, 2014, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2015 or December 31, 2014. As of September 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

5. Stock-Based Compensation

The Company grants stock-based awards under its 2014 Stock Incentive Plan and is authorized to issue common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock options under its 2007 Stock Incentive Plan, but is no longer granting awards under this plan. As of September 30, 2015, 1,714,111 shares of common stock were available for issuance under the 2014 Stock Incentive Plan. As of September 30, 2015, 225,000 shares of common stock were available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$156	$186	$464	$322
General and administrative	648	993	1,580	1,197

	$804	$1,179	$2,044	$1,519

6. Commitments and Contingencies

Leases

In February 2015, the Company entered into a sublease with a Massachusetts limited liability company (the “sublandlord”) for 15,981 square feet of office space in Boston, Massachusetts. The sublease is subject and subordinate to a prime lease, dated October 5, 2010, between the sublandlord and the prime landlord. The term of the sublease commenced on April 1, 2015 and expires on December 31, 2016. If the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will terminate immediately and the Company will have no recourse against the sublandlord for such termination. The Company is obligated to make aggregate monthly payments under the sublease of $408 and $555 for the years ending December 31, 2015 and 2016, respectively, aggregating to $963 in total minimum lease payments. In June 2015, the Company entered into a lease for the existing space with the prime landlord (the “landlord”) which effectively extends the term of the lease of the existing space until July 31, 2018. The Company is obligated to make aggregate monthly payments under the new lease of $839 and $489 for the years ending December 31, 2017 and 2018, respectively, aggregating to $1,328 in total minimum lease payments. Total minimum lease payments under both of these operating leases aggregate to $2,291 over their full terms. Payment escalations specified in the lease agreements are accrued such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

Prior to April 2015, the Company leased office space in Cambridge, Massachusetts, and obtained certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. The Company recorded exit costs of $133 included in rent expense in the nine months ended September 30, 2015 in connection with the termination of the Cambridge lease.

During the three months ended September 30, 2015 and 2014, the Company recognized $174 and $152, respectively, of rental expense related to office space. During the nine months ended September 30, 2015 and 2014, the Company recognized $661 and $361, respectively, of rental expense related to office space.

Restricted Cash and Letters of Credit

As of September 30, 2015 and December 31, 2014, the Company held a money market account to collateralize a credit card account with its bank of $200, which was classified as restricted cash. In addition, at September 30, 2015, the Company maintained a letter of credit totaling $70 for the benefit of the landlord of the new lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company was required to maintain a money market account of at least $70 as of September 30, 2015 to secure the letter of credit. This amount was also classified as restricted cash on the balance sheet at September 30, 2015.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis,

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under three amendments to the license agreement. The Company is obligated to pay UMB an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make an additional $50 milestone payment to UMB for each additional investigational new drug application filed for a licensed product and a $100 milestone payment upon the approval by the U.S. Food and Drug Administration of each new drug application (“NDA”) for a licensed product. Because none of these milestones has been achieved as of September 30, 2015, no liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of September 30, 2015 the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

In January 2015, the Company entered into an exclusive license agreement with The Johns Hopkins University (“Johns Hopkins”) pursuant to which Johns Hopkins granted the Company an exclusive, worldwide license under certain patents and patent applications, and a non-exclusive license under certain know-how, in each case with the right to sublicense, to make, have made, use, sell, offer to sell and import certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. In addition, Johns Hopkins granted the Company an option to negotiate an exclusive license to Johns Hopkins’s rights in certain improvements to the licensed intellectual property.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement, which was recognized as research and development expense during the nine months ended September 30, 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700 in the aggregate. During the nine months ended September 30, 2015, the Company expensed $50 related to the achievement of two of these milestones. The Company has not achieved any other milestones and therefore no additional liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements.

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of September 30, 2015, the Company has not yet developed a commercial product using the licensed technologies.

Companion Diagnostic Development Agreement

In March 2015, the Company entered into a project work plan with Qiagen Manchester Limited (“Qiagen”) under a Master Collaboration Agreement, dated January 12, 2015, between the Company and Qiagen (together with the project work plan, the “CDx

Tokai Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Agreement”). Pursuant to the CDx Agreement, Qiagen has agreed to develop and commercialize an in vitro companion diagnostic test for use with galeterone to identify mCRPC patients with the AR-V7 splice variant. Qiagen has also developed under the CDx Agreement a clinical trial assay for use in our pivotal Phase 3 clinical trial of galeterone in order to identify mCRPC patients whose tumor cells express AR-V7.

Under the CDx Agreement, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for the companion diagnostic test in the United States, the European Union, Canada, Australia and such other countries as the parties may agree. In addition, Qiagen has agreed to use commercially reasonable and diligent efforts to manufacture the companion diagnostic test and to make the companion diagnostic test commercially available in those countries in which the Company has obtained regulatory approval for, and has valid patent claims covering, galeterone. Qiagen will be responsible for commercializing the companion diagnostic in each such country. If Qiagen elects not to commercialize the companion diagnostic test itself in any such country, for so long as there are valid patent claims covering galeterone in such country, Qiagen has agreed to procure alternative distribution channels or otherwise supply the companion diagnostic test to the Company in order for the Company to market galeterone in combination with the companion diagnostic test. Upon the request of the Company, the parties have also agreed to negotiate in good faith to expand the scope of the projects under the Agreement to, among other things, provide for the development and commercialization of the companion diagnostic test for use with galeterone in Japan.

Subject to the terms of the CDx Agreement, the Company paid Qiagen a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the companion diagnostic test, which was recognized as research and development expense during the nine months ended September 30, 2015. The Company will also pay Qiagen fees for the development of the AR-V7 clinical trial assay and a contingent milestone payment of $1,000 upon Qiagen obtaining pre-market approval of the companion diagnostic test. Furthermore, the Company will reimburse Qiagen for certain direct out-of-pocket costs incurred by Qiagen, including for sample material. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. Following commercialization, the Company will have no further payment obligations to Qiagen under the Agreement. The Company will not, however, receive any revenues from future sales, if any, of the companion diagnostic test.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2015.

7. Related Party Transactions

The Company had an outstanding loan to a former advisor of the Company of $250 that accrued interest at 2.92% per annum that was due in 2007. In 2007, unpaid principal and interest in the amount of $220 was deemed uncollectable by the Company, and as a result, was fully reserved for by the Company. As of December 31, 2013, no payments had been received by the Company, and the unpaid principal and interest balance remained fully reserved. In 2014, the Company started to receive repayment of this note. This loan was fully repaid in April 2015. The Company recorded payments received as other income. The Company recorded $0 and $34 for the three months ended September 30, 2015 and 2014, respectively, and $49 and $113 for the nine months ended September 30, 2015 and 2014, respectively, in interest and other income (expense), net, representing cash collected during those periods.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of prostate cancer and other hormonally-driven diseases. Our lead drug candidate, galeterone, is a highly selective, multi-targeted oral small molecule drug candidate that we are developing for patients with metastatic castration resistant prostate cancer, or mCRPC. We are conducting a pivotal Phase 3 clinical trial comparing galeterone to Xtandi® (enzalutamide) in approximately 148 mCRPC patients whose prostate tumors express the AR-V7 splice variant. We refer to this clinical trial as ARMOR3-SV. We believe that the AR-V7 splice variant is the most common form of C-terminal loss, or the loss of the portion of the androgen receptor that contains the ligand-binding domain. C-terminal loss generally, and AR-V7 specifically, has been associated with non-response to commonly-used oral therapies for mCRPC. ARMOR3-SV is the first precision medicine based pivotal clinical trial in prostate cancer. Selection of patients with AR-V7 is made using a clinical trial assay developed by our collaborator, Qiagen Manchester Limited, or Qiagen. The design of ARMOR3-SV is aligned with feedback that we obtained from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency. We expect top-line data from ARMOR3-SV to be available by the end of 2016. We have been given fast track designation by the FDA for galeterone for the treatment of mCRPC.

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

Since our inception in March 2004, we have devoted substantially all of our resources to developing our product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. In September 2014, we completed the initial public offering of our common stock through the issuance and sale of 6,480,000 shares of our common stock at a price to the public of $15.00 per share, resulting in net proceeds of $87.1 million after deducting underwriting discounts and commissions and offering expenses. In October 2014, we issued and sold an additional 540,000 shares of our common stock as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock at the public offering price of $15.00 per share, and received additional net proceeds of $7.5 million after deducting underwriting discounts and commissions.

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $34.1 million for the nine months ended September 30, 2015 and $23.3 million for the year ended December 31, 2014. As of September 30, 2015, we had an accumulated deficit of $120.4 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV and other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the FDA for galeterone for AR-V7 positive mCRPC;

•	develop an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, alone or in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

As of September 30, 2015, we had cash and investments of $73.1 million. We expect that our existing cash and investments will only be sufficient to enable us to complete our Phase 2 clinical trial of galeterone, conduct ARMOR3-SV, fund the development of an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen, conduct other clinical trials and non-clinical studies necessary to support the submission of an initial NDA to the FDA for galeterone, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, include the following:

•	third-party contract costs relating to research, formulation and manufacturing, preclinical studies and clinical trial activities;

•	third-party contract costs relating to development of an in vitro companion diagnostic test for use with galeterone, including the AR-V7 clinical trial assay being used to identify eligible patients for ARMOR3-SV;

•	personnel costs, including salaries, related benefits and stock-based compensation for personnel engaged in research and development functions;

•	consulting fees paid to third parties;

•	costs related to compliance with regulatory requirements; and

•	payments made under our third-party licensing agreements.

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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $24.9 million for the nine months ended September 30, 2015 and $10.8 million for the nine months ended September 30, 2014. We expect that our research and development expenses will continue to increase as we conduct ARMOR3-SV, other clinical trials, and additional NDA-enabling activities for galeterone.

ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone, is ongoing. We cannot determine with certainty the duration and completion costs of ARMOR3-SV or any future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including salaries, related benefits and stock-based compensation expense, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include professional fees for auditing, tax and legal services, including legal expenses to pursue protection of our intellectual property, insurance costs, travel expenses and facility-related costs.

We expect that our general and administrative expenses will increase in future periods as we establish capabilities that would enable the potential commercialization of galeterone for the treatment of mCRPC and any future product candidates, and as a result of increased payroll, expanded infrastructure, increased insurance, consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to galeterone and any other product candidates that we may develop in the future.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest income and miscellaneous income and expense unrelated to our core operations. Interest income consists of interest earned on our cash and investments. Our interest income has not been significant due to low interest earned on invested balances.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, the following involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	8,491	2,825	5,666
General and administrative	3,416	3,599	(183)

Total operating expenses	11,907	6,424	5,483

Loss from operations	(11,907)	(6,424)	(5,483)
Interest and other income (expense), net	54	34	20

Net loss	$(11,853)	$(6,390)	$(5,463)

Research and Development Expenses

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Galeterone for prostate cancer	$7,161	$1,884	$5,277
Other early-stage development programs and additional indications for galeterone	263	—	263
Unallocated research and development expenses	1,067	941	126

Total research and development expenses	$8,491	$2,825	$5,666

The increase in research and development expenses associated with our galeterone program in prostate cancer for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due primarily to increased costs of clinical trials of $4.6 million and an increase in manufacturing costs of $0.5 million. The increase in clinical trial costs was primarily due to costs related to our ARMOR3-SV clinical trial, including the purchase of Xtandi to be used in the trial for comparison against galeterone, as well as costs associated with the development of our in vitro companion diagnostic test in collaboration with Qiagen. The increase in manufacturing costs was due to higher costs related to the manufacture of registration lots and process validation activities required to support the submission of an NDA for galeterone.

General and Administrative Expenses

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,551	$1,642	$(91)
Professional and consultant fees	1,358	1,677	(319)
Facility related and other	507	280	227

Total general and administrative expenses	$3,416	$3,599	$(183)

The decrease in professional and consultant fees for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $1.1 million fee incurred in 2014 upon the closing of our initial public offering in connection with strategic and financial advisory services unrelated to the offering. This decrease was partially offset by an increase in patent costs and pre-commercialization expenses in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Facility related and other costs increased primarily due to increased insurance costs and other costs related to our growth and operating as a public company.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	24,905	10,773	14,132
General and administrative	9,284	6,428	2,856

Total operating expenses	34,189	17,201	16,988

Loss from operations	(34,189)	(17,201)	(16,988)
Interest and other income (expense), net	119	113	6

Net loss	$(34,070)	$(17,088)	$(16,982)

Research and Development Expenses

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Galeterone for prostate cancer	$21,181	$8,365	$12,816
Other early-stage development programs and additional indications for galeterone	460	49	411
Unallocated research and development expenses	3,264	2,359	905

Total research and development expenses	$24,905	$10,773	$14,132

The increase in research and development expenses associated with our galeterone program for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to increased costs of clinical trials of $10.6 million and increased manufacturing costs of $2.0 million. The increase in clinical trial costs was primarily due to costs associated with the development of the AR-V7 clinical trial assay for use in our ARMOR3-SV clinical trial, start-up costs related to ARMOR3-SV, and costs associated with other clinical trials to support the submission of an NDA for galeterone. ARMOR3-SV costs also included the purchase of Xtandi to be used in the trial for comparison against galeterone. Costs associated with the development of our AR-V7 clinical trial assay included a fee paid for the exclusive right to have the circulating tumor cell enrichment technology used in the assay as well as costs of the development of the assay. The increase in manufacturing costs was primarily due to a large purchase of raw materials during the nine months ended September 30, 2015 for use in the manufacture of registration lots and process validation activities required to support the submission of an NDA for galeterone. The increase in unallocated research and development costs was primarily due to increased personnel related costs and facility costs as a result of increased headcount in our research and development function.

General and Administrative Expenses

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,095	$2,815	$1,280
Professional and consultant fees	3,603	3,012	591
Facility related and other	1,586	601	985

Total general and administrative expenses	$9,284	$6,428	$2,856

The increase in personnel related costs for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to increased headcount in our general and administrative function and an increase in overall compensation. Personnel related costs also increased due to an increase in stock-based compensation expense of $0.4 million related to additional employee stock options granted and a higher value of our common stock. After excluding a nonrecurring $1.1 million fee incurred in 2014 upon the closing of our initial public offering in connection with strategic and financial advisory services unrelated to the offering, professional and consultant fees increased $1.7 million in 2015 as compared to 2014. This change was primarily due to an increase in legal fees associated with patents and ongoing business activities as well as additional costs associated with operating as a public company since September 2014. Facility related and other costs increased primarily due to increased insurance and facility costs and other costs related to our growth and operating as a public company.

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

To date, we have funded our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, private placements of our redeemable convertible preferred stock and convertible promissory notes. In September 2014, we completed the initial public offering of our common stock through the issuance and sale of 6,480,000 shares of our common stock at a price to the public of $15.00 per share, resulting in net proceeds of $87.1 million after deducting underwriting discounts and commissions and offering expenses. In October 2014, we issued and sold an additional 540,000 shares of our common stock as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock at the public offering price of $15.00 per share and received additional net proceeds of $7.5 million after deducting underwriting discounts and commissions.

Cash Flows

As of September 30, 2015, our principal sources of liquidity were cash and investments of $73.1 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(32,359)	$(14,661)
Cash used in investing activities	(40,194)	(175)
Cash provided by financing activities	465	88,547

Net increase (decrease) in cash and cash equivalents	$(72,088)	$73,711

Operating activities. During the nine months ended September 30, 2015, cash used in operating activities consisted of our net loss of $34.1 million and net cash used in changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $1.9 million. Our net non-cash charges during the period consisted almost entirely of stock-based compensation expense. Cash used in changes in our operating assets and liabilities consisted primarily of an increase in prepaid expenses and other current assets of $1.5 million, offset by a net increase in accounts payable and accrued expenses of $1.3 million.

During the nine months ended September 30, 2014, cash used in operating activities consisted of our net loss of $17.1 million, partially offset by net non-cash charges of $1.4 million and by net cash provided by changes in our operating assets and liabilities of $1.0 million. Our net non-cash charges during the period consisted almost entirely of stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of a net increase in accounts payable and accrued expenses of $1.9 million, partially offset by an increase in prepaid expenses and other current assets of $0.9 million.

Our net losses for the nine months ended September 30, 2015 and 2014 were primarily attributable to research and development activities related to galeterone and our general and administrative expenses, as we had no revenue in the periods. Our prepaid expenses and other current assets and accounts payable and accrued expense balances have historically been affected by the volume of business and the timing of vendor invoicing and payments.

Investing activities. During the nine months ended September 30, 2015, net cash used in investing activities was primarily attributable to purchases of marketable securities of $39.8 million and purchases of property and equipment of $0.3 million primarily related to the purchase of lab equipment. During the nine months ended September 30, 2014, net cash used in investing activities was primarily attributable to an increase in restricted cash of $0.2 million to collateralize a credit card account with our bank.

Financing activities. During the nine months ended September 30, 2015, net cash provided by financing activities was attributable to proceeds from the exercise of stock options and the repayment of notes receivable. During the nine months ended September 30, 2014, net cash provided by financing activities was primarily a result of proceeds, net of underwriting discounts and commissions, of $90.4 million from our initial public offering, partially offset by payments of $2.0 million of deferred offering costs related to our initial public offering.

Capital Requirements

Galeterone is still in clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV and other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for AR-V7 positive mCRPC;

•	develop an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, alone or in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

As of September 30, 2015, we had cash and investments of $73.1 million. We expect that our existing cash and investments will only be sufficient to enable us to complete our Phase 2 clinical trial of galeterone, conduct ARMOR3-SV, fund the development of an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen, conduct other clinical trials and non-clinical studies necessary to support the submission of an initial NDA to the FDA for galeterone, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, as we may use our available capital resources sooner than we currently expect or our clinical trials may take longer than we anticipate. Because of the numerous risks and uncertainties associated with the development of galeterone and because the extent to which we may enter into collaborations with third parties for development of galeterone is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of galeterone. Our future capital requirements for galeterone will depend on many factors, including:

•	the progress and results of ARMOR3-SV and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA and marketing authorization applications to regulatory authorities outside of the United States;

•	the progress and results of any additional clinical trials of galeterone that we decide to conduct in other indications and patient populations;

•	the timing and outcome of regulatory review of galeterone for the treatment of AR-V7 positive mCRPC and in any other indication or patient population, and of any other future product candidates;

•	the progress and results of the development of an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To this end, in October 2015, we filed and the SEC declared effective a shelf registration statement registering an aggregate of $150 million in various equity and debt securities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our common stockholders’ ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market galeterone that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

In June 2015, we entered into a lease for our existing office space that effectively extends our current lease term from December 2016 until July 2018. Our total rent expense related to the lease extension will be $0.8 and $0.5 million in the years ending December 31, 2017 and 2018, respectively. There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Interest Rate Fluctuation Risk

Our cash and investments as of September 30, 2015 consisted of cash, money market accounts, certificates of deposit and government bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $34.1 million for the nine months ended September 30, 2015, $23.3 million for the year ended December 31, 2014 and $15.7 million for the year ended December 31, 2013. As of September 30, 2015, we had an accumulated deficit of $120.4 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone in patients with metastatic castration resistant prostate cancer, or mCRPC, whose prostate tumors express the AR-V7 splice variant, and other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for galeterone for this indication;

•	develop an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen Manchester Limited, or Qiagen;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer, alone or in combination with currently marketed prostate cancer therapies and novel targeted agents;

•	explore the use of galeterone for the treatment of other diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential and market acceptance. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing ARMOR3-SV and other NDA-enabling studies as well as preclinical testing and clinical trials of any of our future product candidates, obtaining marketing and regulatory approval for these product candidates, successfully developing a companion diagnostic test for use with galeterone, partnering with third parties to manufacture our product candidates in commercial quantities, marketing and selling those products for which we may obtain regulatory approval, and obtaining reimbursement from third-party payors. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

We will need substantial additional funding to complete our development of, and to commercialize, galeterone for the treatment of AR-V7 positive mCRPC, which funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce, terminate or eliminate product development programs, including our commercialization efforts for galeterone for the treatment of these patients and other indications and patient populations and for our future product candidates.

As of September 30, 2015, we had cash and investments of $73.1 million. We expect that our existing cash and investments will only be sufficient to enable us to complete our Phase 2 clinical trial of galeterone, conduct ARMOR3-SV, fund the development of an in vitro companion diagnostic test for use with galeterone, conduct other clinical trials and non-clinical studies necessary to support the submission of an initial NDA to the FDA for galeterone for AR-V7 positive mCRPC, as well as to continue to fund our operating expenses and capital expenditure requirements into the first half of 2017. We will need to obtain substantial additional funding in order to submit an initial NDA to the FDA, complete the development of, and commercialize, galeterone for these patients and other indications and patient populations and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress and results of ARMOR3-SV and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA and marketing authorization applications to regulatory authorities outside of the United States;

•	the progress and results of any additional clinical trials of galeterone that we decide to conduct for the treatment of other indications and patient populations in prostate cancer;

•	the timing and outcome of regulatory review of galeterone for the treatment of AR-V7 positive mCRPC and in any other indication or patient population, and of any other future product candidates;

•	the progress and results of the development of an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaborations, strategic alliances and licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. Additional fundraising efforts may also divert our management from their day-to-day activities, which may compromise our ability to develop and commercialize our product candidates.

Risks Related to the Development and Regulatory Approval of Galeterone and Our Future Product Candidates

We depend heavily on the success of our lead product candidate, galeterone, which is in pivotal clinical development for the treatment of AR-V7 positive mCRPC patients. Any failure to successfully develop galeterone for these patients or for other indications or patient populations, or any future product candidates, or significant delays in doing so, would compromise our ability to generate revenue and become profitable.

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone, for which we are conducting a pivotal Phase 3 clinical trial in treatment-naïve mCRPC patients whose prostate tumors express AR-V7. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for AR-V7 positive mCRPC patients. We also may develop galeterone for other indications or patient populations in prostate cancer or for the treatment of other diseases that are associated with the androgen receptor signaling pathway and compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation. The success of galeterone or other product candidates will depend on several factors, including the following:

•	successfully completing clinical trials, including obtaining clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing galeterone and our future product candidates;

•	receiving marketing approvals for our products from the FDA and similar regulatory authorities outside the United States;

•	successfully developing an in vitro companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for galeterone or other product candidates, both in the United States and internationally;

•	establishing successful sales and marketing arrangements and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining commercial acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	obtaining and maintaining adequate reimbursement;

•	effectively competing with other therapies;

•	protecting our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

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

We are conducting a pivotal Phase 3 clinical trial of galeterone in treatment-naïve mCRPC patients whose prostate tumor cells express AR-V7 and anticipate having top-line data from the trial by the end of 2016. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as an in vitro companion diagnostic for use with galeterone. Our anticipated time to top-line data is subject to our continued ability to initiate clinical trial sites, our ability to recruit eligible patients, the prevalence of patients with the AR-V7 splice variant, the sensitivity of our clinical trial assay in detecting AR-V7 in patients, and disease progression of the patients enrolled in the trial. The rate of patient enrollment in the trial is difficult to predict as we have no experience recruiting patients with AR-V7 for a clinical trial, and the percentage of mCRPC patients with AR-V7 is subject to widely varying projections in published literature. Moreover, because we have not previously conducted a clinical trial of galeterone in patients with AR-V7 or conducted a clinical trial using our AR-V7 clinical trial assay, and clinical trials of Xtandi® (enzalutamide) in AR-V7-positive patients have only been conducted in a limited number of patients at single clinical sites, our assumption concerning patient prevalence or rates of disease progression could be incorrect. As a result, there can be no assurance that we will have top-line data from or complete the trial when we anticipate.

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

Our ARMOR3-SV trial is a randomized, open label clinical trial comparing galeterone to Xtandi in approximately 148 treatment-naïve mCRPC patients whose prostate tumor cells express the AR-V7 splice variant. The primary endpoint of the trial is radiographic progression-free survival, or rPFS, as determined by a blinded, independent central imaging assessment. We have not conducted any clinical trials of galeterone for patients with AR-V7, comparing galeterone to an active comparator drug, or using a primary endpoint of rPFS. As a result, the results of the clinical trials that we have conducted may not be predictive of the outcome of our ARMOR3-SV trial.

Moreover, we are unaware of any completed or currently ongoing pivotal trials of treatments for prostate cancer for which the sole primary endpoint to support initial FDA drug approval was rPFS. In August 2014, we met with the FDA to discuss plans for our ARMOR3-SV trial. At this meeting, the FDA advised us that, in its view, rPFS and the use of rPFS in the mCRPC context is limited by difficulties in bone scan interpretation and the complexity of the criteria used to define progression, each of which creates uncertainty as to the ability of rPFS to predict improvements in morbidity or mortality. The FDA also advised us that if we used rPFS as the sole primary endpoint, this uncertainty would need to be overcome by a statistically persuasive large relative and absolute magnitude of improvement in rPFS as well as internal consistency across secondary endpoints, including a supportive result in overall survival. We cannot be assured as to how the FDA will interpret any rPFS data that we generate in our ARMOR3-SV trial.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates. For instance, we experienced delays following our open label, dose escalation Phase 1 clinical trial of galeterone due to the exposure variability associated with the food effect of administering galeterone in capsule formulation and our efforts to reformulate galeterone, which resulted in the development of the spray dried dispersion formulation of galeterone and required us to conduct additional Phase 1 clinical trials. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	preclinical studies and clinical trials of galeterone or our future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical or clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of galeterone or our future product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our failure to conduct our clinical trials in accordance with the FDA’s good clinical practices or applicable regulatory requirements in other countries;

•	Qiagen is unable to develop the in vitro companion diagnostic test for use with galeterone and obtain regulatory approval to market the test on a timely basis, or at all;

•	we may decide, or regulators or institutional review boards may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements,

•	a finding that the participants are being exposed to unacceptable health risks or the occurrence of serious adverse events associated with galeterone or our future product candidates;

•	the cost of clinical trials of galeterone and our future product candidates may be greater than we anticipate; and

•	the supply or quality of galeterone or our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate.

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

We have administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. As of October 31, 2015, we had completed enrollment in the prescribed 12-week treatment phase of our Phase 2 clinical trial, and 14 of the 121 patients enrolled in the trial were still receiving galeterone in an optional extension phase. Despite this experience, we have yet to fully explore the safety and efficacy of galeterone. Ultimately, the results of our clinical trials to date, in which galeterone has been well tolerated and showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, may prove to be incorrect. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete, and success in early-stage clinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find that galeterone is not safe, or if its efficacy cannot be consistently demonstrated, we may not be able to commercialize, or may be required to cease distribution of, the product. Galeterone may also prove to be substantially identical or inferior to drugs already available, in which case the market for galeterone would be reduced or eliminated.

We are conducting a pivotal Phase 3 clinical trial of galeterone in treatment-naïve mCRPC patients whose tumor cells express AR-V7. We believe that patients’ prostate tumor cells may not be responsive to treatment with Zytiga® (abiraterone acetate) and Xtandi, two approved oral therapies for mCRPC, in the presence of C-terminal loss, including AR-V7, but that galeterone, with its mechanism of androgen receptor degradation, may effectively treat these patients. There can be no assurance, however, that our beliefs and assumptions about the effectiveness of galeterone, Zytiga or Xtandi in the treatment of mCRPC patients with C-terminal loss or AR-V7 are accurate. Our belief that patients’ prostate tumors may not be responsive to treatment with Zytiga and Xtandi in the presence of C-terminal loss or AR-V7 is based on our understanding of the mechanisms of action of these products, data from clinical trials conducted by researchers at MD Anderson Cancer Center, or MD Anderson, Johns Hopkins University, or Johns Hopkins, and Memorial Sloan Kettering Cancer Center, or Sloan Kettering, and data from preclinical studies conducted by us and independent laboratories. The clinical studies conducted by MD Anderson, Johns Hopkins and Sloan Kettering only involved a limited number of patients with C-terminal loss or AR-V7 and were conducted in different patient populations, using different protocols and using different and/or unvalidated assays to identify patients with C-terminal loss or AR-V7. The patient populations, protocols and assays used in the MD Anderson, Johns Hopkins and Sloan Kettering studies may also differ from the patient populations, protocols and assays used in ARMOR3-SV. In addition, it is possible that other factors were present that caused, or contributed to, the poor responsiveness of Zytiga and Xtandi in the presence of C-terminal loss and AR-V7 in the clinical studies. The outcome of preclinical testing and clinical studies may not be predictive of the success of later clinical trials and is often susceptible to varying interpretations and analyses. If Zytiga and Xtandi are found to be more responsive to C-terminal loss or AR-V7 than we anticipate, any clinical trial designed to compare galeterone to Zytiga and Xtandi for this patient population would be less likely to succeed.

Our belief that galeterone may be effective in mCRPC patients with C-terminal loss, including AR-V7, is based on data from preclinical studies and a retrospective subset analysis that identified, in an unvalidated assay, seven treatment-naïve castration resistant prostate cancer (“CRPC”) patients in our Phase 2 clinical trial who had truncated androgen receptors with C-terminal loss. We believe that these data support our view that galeterone may be effective in patients without an intact ligand binding domain. There can be no assurance, however, that these data will be predictive of the success of ARMOR3-SV. ARMOR3-SV is the first clinical trial to evaluate galeterone in prospectively identified patients with AR-V7 and has a design that is different than the design of our Phase 2 clinical trial, including primary endpoints that, unlike our earlier trial, are not based on PSA. The failure of ARMOR3-SV would have a material adverse impact on our ability to obtain approval for galeterone and on our business, financial condition and prospects.

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

In particular, because ARMOR3-SV is focused on AR-V7 positive mCRPC patients and we expect that only a small percentage of mCRPC patients are AR-V7 positive, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We expect that we may need to screen more than 1,500 patients to identify and enroll the target AR-V7 positive patients. Because we have no experience recruiting patients with AR-V7 for a clinical trial and the percentage of mCRPC patients with AR-V7 is subject to widely varying projections in published literature, we cannot be assured our projections for enrollment are accurate. In addition, the clinical trial assay developed for use to identify patients with AR-V7 has not previously been used in a clinical trial setting and its operation may differ from our expectations or be subject to operator variability. Patient enrollment in ARMOR3-SV may also be adversely affected by data that show little or no activity of Xtandi in patients with AR-V7 as patients in the trial will be randomized to the Xtandi arm and the trial will not provide for crossover to galeterone. Patient enrollment delays in ARMOR3-SV or any of our other future clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for ARMOR3-SV would result in significant delays. Any significant delays or increases in costs of ARMOR3-SV could result in the need for us to obtain additional funding to complete the trial.

In addition, patients enrolled in our clinical trials may discontinue their participation at any time during the trial as a result of a number of factors, including experiencing adverse clinical events that may or may not be associated with our product candidates under evaluation. We are aware that other late stage trials in CRPC have been adversely affected by discontinuations by patients who prematurely leave the trial in response to an increase in their PSA levels during the trial. It is possible that patients enrolled in ARMOR3-SV may discontinue participation in the study prior to radiographic progression due to increased PSA levels or other clinical events. The discontinuation of patients in ARMOR3-SV or any one of our other clinical trials may cause us to delay or abandon our trial, require the enrollment of more patients than initially contemplated, or lead to negative or insufficient results to support a filing for marketing and regulatory approval of the applicable product candidate.

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

In our Phase 2 clinical trial of galeterone, eight of the 121 patients enrolled experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient. To date, no adverse events have resulted in interruptions or delays of our clinical trials.

In order to develop and commercialize galeterone for the treatment of AR-V7 positive mCRPC patients, we will need to develop and commercialize a companion diagnostic test that can be used to identify these patients. If we or Qiagen are unable to successfully develop, commercialize and obtain approval for an in vitro companion diagnostic test, or if there are significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of galeterone.

We will need to develop and commercialize a companion diagnostic test that sensitively detects AR-V7 in order to seek approval of, and commercialize galeterone for AR-V7 positive mCRPC patients. We have entered into a collaboration with Qiagen to develop an AR-V7 specific clinical trial assay and an in vitro companion diagnostic test for use with galeterone to identify mCRPC patients with AR-V7. We have also discussed with the FDA our development strategy and plans for identifying AR-V7 in ARMOR3-SV including our plans to develop the assay as a companion diagnostic test.

We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on Qiagen to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We and Qiagen or other third parties may encounter difficulties in developing, administering and obtaining approval for the companion diagnostic test, including issues relating to sample collection, selectivity, specificity, analytical validation, reproducibility or clinical validation, the resolution of which could require us to enroll more patients in ARMOR3-SV than initially contemplated.

If we or Qiagen are unable to successfully develop and obtain approval of an in vitro companion diagnostic test, or experience delays in doing so:

•	the development of galeterone for AR-V7 positive mCRPC will be adversely affected;

•	galeterone may not receive marketing approval on a timely basis or at all; and

•	we will not realize the full commercial potential of galeterone if, among other reasons, we are unable to appropriately identify patients with AR-V7.

If any of these events were to occur, our business would be materially harmed.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize galeterone, and our ability to generate revenue will be materially impaired.

Failure to obtain regulatory approval for galeterone for AR-V7 positive mCRPC patients, or for other indications and patient populations, will prevent us from commercializing galeterone for those indications. Although our management team has experience filing and supporting applications necessary to gain regulatory approvals, we have yet to file for or obtain regulatory approval to market galeterone in any jurisdiction. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish galeterone’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Galeterone may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

We have obtained fast track designation from the FDA for galeterone for the treatment of mCRPC. However, fast track designation may not actually lead to a faster development, regulatory review or approval process.

If a product is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA fast track designation. If the fast track designation is obtained, the FDA may initiate review of sections of an NDA, before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for submission of the individual sections of the application. In June 2012, the FDA notified us that we had obtained fast track designation for galeterone for the treatment of mCRPC. Fast track designation does not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval of galeterone. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

In the event we receive FDA approval for galeterone for AR-V7 positive mCRPC patients, we will not be able to expand the indications for which galeterone is approved unless we receive FDA approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for galeterone.

We are focusing our initial development of galeterone on the treatment of AR-V7 positive mCRPC patients and plan to seek marketing and regulatory approvals for galeterone for this patient population. We also plan to develop galeterone for the treatment of other indications and patient populations including prostate cancer and other diseases that are associated with the androgen receptor signaling pathway. In order to market and sell galeterone in the United States for these additional indications, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. There can be no assurance that we will be successful in obtaining FDA approval for additional indications for the use of galeterone. If we are unsuccessful in expanding the approved indications for the use of galeterone, the size of the commercial market for galeterone will be limited.

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

Even if galeterone receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If galeterone does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of galeterone or any of our future product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer galeterone and our future product candidates for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	our understanding of the market and development of an effective commercial strategy;

•	the strength of sales, marketing, medical affairs and distribution support;

•	the approval of other products for the same indications;

•	combinations of existing or newly approved products that alter the standard of care;

•	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;

•	adverse publicity about the product or favorable publicity about competitive products;

•	clinical indications for which the product is approved; and

•	the prevalence and severity of any side effects.

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

We are focusing our late-stage development of galeterone on the treatment of AR-V7 positive mCRPC patients. Based on their mechanisms of action, preclinical data and the data from investigator-initiated clinical trials conducted at MD Anderson, Johns Hopkins and Sloan Kettering, we believe that Zytiga and Xtandi may be less responsive in patients whose androgen receptor is truncated and do not expect that other drugs in development with similar mechanisms of action will be responsive in this patient population. We expect, however, that other drugs with alternative mechanisms of action may be developed for this patient population.

We believe that galeterone may be well suited to treat other prostate cancer patient populations. If galeterone is approved for additional indications, it may compete with other oral hormonal treatments currently being marketed, such as Zytiga and Xtandi, or with drug candidates currently in development. Galeterone could compete in the future with products, including hormonal treatments, some of which are marketed by several of the world’s largest and most experienced pharmaceutical companies, who have substantially more financial resources than we do and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved second-generation hormonal treatments in the United States for CRPC include abiraterone acetate, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

In addition, there are numerous prostate cancer products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. These include hormonal treatments such as Johnson & Johnson’s ARN-509, Orion Corporation’s ODM-201, Innocrin’s VT-464 and Essa Pharma’s EPI-506. Other compounds that are not hormonal treatments in clinical development include Bavarian Nordic A/S’s Prostvac and AstraZeneca’s olaparib. If a therapy for prostate cancer were developed that targeted the C-terminal loss or AR-V7 patient populations or altered the standard of care for the treatment of mCRPC, such therapy could render galeterone irrelevant.

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

Our ability to commercialize any products successfully will also depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we receive marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we receive marketing approval.

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

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products;

•	are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may have the right to conduct clinical trials of our product candidates without our consent and could conduct trials with flawed designs that result in data that adversely affect our clinical trials, our ability to obtain marketing approval for our product candidates or market acceptance of our product candidates;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

If we are not able to enter into collaborations for galeterone, we may have to curtail the development of galeterone, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop galeterone or other future candidates or bring these product candidates to market and generate product revenue.

Failure of Qiagen to successfully develop or commercialize an in vitro companion diagnostic test for use with galeterone to identify AR-V7 positive mCRPC patients could harm our ability to commercialize galeterone.

We do not plan to internally develop a companion diagnostic test to identify AR-V7 positive mCRPC patients and, as a result, we will be dependent on the efforts of Qiagen to successfully develop and commercialize this test. Qiagen:

•	may not perform its obligations as expected or as required under our agreement with Qiagen;

•	may encounter production difficulties that could constrain the supply of the companion diagnostic test;

•	may have difficulties gaining acceptance of the use of the companion diagnostic test in the clinical community;

•	may not pursue commercialization of the companion diagnostic test even if they receive any required regulatory approvals;

•	may elect not to continue the development of the companion diagnostic test based on changes in the third parties’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of the companion diagnostic test; and

•	may terminate their relationship with us.

If the companion diagnostic test that is developed for use with galeterone fails to gain market acceptance, our ability to derive revenues from sales from galeterone would be harmed. If Qiagen or any other third parties we engage fail to commercialize the companion diagnostic test, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative test for use with galeterone or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of galeterone.

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

If our third-party manufacturers’ facilities are damaged or destroyed, or production at one of these facilities is otherwise interrupted, our business and prospects would be negatively affected.

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

We are a party to a master license agreement with the University of Maryland, Baltimore, or UMB, under which we license certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen compounds, including galeterone, and an exclusive, worldwide license with Johns Hopkins under which we license patents, patent applications and know-how covering certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. We may enter into additional license agreements in the future. Our license agreements with UMB and Johns Hopkins impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could materially adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms.

Restrictions on our patent rights relating to our drug candidates may limit our ability to prevent third parties from competing against us.

As of October 31, 2015, we owned three issued U.S. patents, 15 U.S. provisional and non-provisional patent applications, one granted foreign patent and 35 foreign applications in our galeterone patent portfolio. We also had rights under our license agreements with UMB and Johns Hopkins to seven issued U.S. patents and 71 granted foreign patents as well as six U.S. patent applications and 25 foreign applications. Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Our owned and licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Upon the expiration of these patents, we, UMB and Johns Hopkins, as applicable, will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We also have an exclusive license from Johns Hopkins for patents and patent applications in the United States, Europe, and Canada covering methods of determining whether a subject may respond to androgen therapy, and methods of determining a subject’s risk of recurrence of hormone-refractory or hormone-naïve prostate cancer that are expected to expire in 2029. These patents applications may provide protection for an AR-V7 specific assay or the in vitro companion diagnostic test using this assay that we and Qiagen may develop and commercialize. However, these patent applications do not provide any protection for galeterone or for galeterone’s pharmaceutical formulations or uses.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds that are similar to galeterone but that are not covered by the claims of our patents;

•	the galeterone compound may become generic, and no patent protection will be available without regard to formulation or method of use;

•	we or our licensors, as the case may be, may not be able to detect infringement against our owned or in-licensed patents, which may be especially difficult for manufacturing processes or formulations;

•	we or our licensors, as the case may be, might not have been the first to make the inventions covered by our owned or in-licensed issued patents or pending patent applications;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions or the first to conceive or reduce to practice these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	this may be especially likely for manufacturing processes or formulations;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that our owned or in-licensed issued patents or pending patent applications are not Orange Book eligible;

•	it is possible that there are dominating patents to galeterone of which we are not aware;

•	it is possible that there are prior public disclosures that could invalidate our or our licensors’ inventions, as the case may be, or parts of our or their inventions of which we or they are not aware;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	it is possible that the U.S. government may exercise any of its statutory rights to our owned or in-licensed patents or patent applications that was developed with government funding;

•	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

•	our owned or in-licensed issued patents may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal challenges by third parties; or

•	we may not develop additional proprietary technologies for which we can obtain patent protection.

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

It is also possible that we failed to identify relevant third-party patents or applications. For example, certain U.S. patent applications that will not be filed outside the United States may remain confidential until patents issue. Furthermore, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering galeterone, its manufacture, use or sale, could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover galeterone or its use.

We are aware of two issued U.S. patents having broad claims relating to a composition of matter or its use in regulating cellular differentiation or proliferation. We are also aware of certain third-party pending U.S. patent applications that have broad generic disclosures and disclosure of certain compounds possessing structural similarities to galeterone. Although we believe that it is unlikely that such applications will lead to issued claims that would cover galeterone and its use and still be valid, patent prosecution is inherently unpredictable and an application could be allowed. Based on our analyses, we do not believe our proposed products or activities would be found to infringe any valid claims of these patents if any of the above third-party patents or patent applications, if issued, were asserted against us. If we were to challenge the validity of an issued U.S. patent in court, however, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

We may be subject to claims that our employees or directors have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees and certain of our directors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and directors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or directors have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s or director’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Compliance Matters

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing approximately 70% of our common stock, based on the number of shares of our common stock outstanding as of October 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing approximately 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of October 31, 2015. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs.

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

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 per share and a low price of $9.67 per share for the period beginning September 17, 2014, our first day of trading on The NASDAQ Global Market, through

October 31, 2015. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. Overall, we estimate that our incremental costs resulting from operating as a public company may be between $2.0 million and $4.0 million per year. The rules and regulations associated with being a public company are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Use of Proceeds from Initial Public Offering

On September 22, 2014, we completed the initial public offering of our common stock through the issuance and sale of 6,480,000 shares of our common stock at a price to the public of $15.00 per share. In addition, on October 9, 2014, we issued and sold an additional 540,000 shares of common stock at the initial public offering price of $15.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock.

The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198052), which was declared effective by the SEC on September 16, 2014, and a registration statement on Form S-1MEF (File No. 333-198792), which was automatically effective upon filing with the SEC on September 16, 2014. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. The offering commenced on September 16, 2014 and did not terminate until the sale of all of the shares offered.

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

As of September 30, 2015, we estimate that we have used approximately $41.6 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 17, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Item 5.	Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02, “Results of Operations and Financial Condition” of Form 8-K:

On November 10, 2015, we announced our financial results for the quarter ended September 30, 2015 and commented on certain of our accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.

Date: November 10, 2015	By:	/s/ Lee H. Kalowski
Lee H. Kalowski
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release issued by the Registrant on November 10, 2015. Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.