Form 10-K
period 2015-12-31
Tokai Pharmaceuticals Inc
filed 2016-03-10
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-36620

Tokai Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 State Street, 6th Floor Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip code)

(617) 225-4305

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $128,484,663, based on the last reported sale price of such stock on the NASDAQ Global Market as of such date.

As of February 29, 2016, the registrant had 22,625,159 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2015, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•	the anticipated timing, cost and conduct of our pivotal Phase 3 clinical trial of galeterone and our efforts to complete the clinical development of galeterone for patients with AR-V7 positive metastatic castration resistant prostate cancer, or mCRPC;

•	the anticipated timing, cost and conduct of additional clinical trials of galeterone;

•	the development of a companion diagnostic test expected to be used commercially with galeterone;

•	the timing and outcome of regulatory review of galeterone for the treatment of AR-V7 positive mCRPC;

•	the development of galeterone for the treatment of prostate cancer or other indications or patient populations, and of any other future product candidates, including compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for prostate cancer and other hormonally-driven diseases. Our lead drug candidate, galeterone, is an oral small molecule that utilizes the mechanistic pathways of current second-generation androgen signaling inhibitors, while also introducing a distinct third mechanism – androgen receptor degradation. We are developing galeterone for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC.

We are conducting a pivotal Phase 3 clinical trial comparing galeterone to Xtandi® (enzalutamide) in approximately 148 treatment-naïve mCRPC patients whose prostate tumors express the AR-V7 splice variant. We refer to this clinical trial as ARMOR3-SV. We believe that the AR-V7 splice variant is the most common form of C-terminal loss, or the loss of the portion of the androgen receptor that contains the ligand-binding domain. C-terminal loss generally, and AR-V7 specifically, has been associated with poor responsiveness to commonly-used oral therapies for mCRPC. ARMOR3-SV is, to our knowledge, the first precision-medicine based pivotal clinical trial in prostate cancer. Selection of patients with AR-V7 is made using a clinical trial assay developed by our collaborator, Qiagen Manchester Limited, or Qiagen. We believe that the design of ARMOR3-SV is aligned with feedback that we obtained from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. We expect to complete enrollment in ARMOR3-SV by the end of 2016 and to have top-line data available from the study by mid-2017. We have been given fast track designation by the FDA for galeterone for the treatment of mCRPC.

As of December 31, 2015, galeterone had been administered to over 250 prostate cancer patients and healthy volunteers in clinical trials. In these trials, which included patients whose tumor cells did not express AR-V7, galeterone was well tolerated and clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, were observed in prostate cancer patients. Therefore, and subject to the availability of resources, we anticipate expanding the clinical development of galeterone in other indications or patient populations in prostate cancer.

We initially plan to conduct two additional open-label studies of galeterone in mCRPC patients who have shown resistance following treatment with either Xtandi or Zytiga® (abiraterone acetate). The first of these studies, which we anticipate initiating in the first half of 2016, is an expansion of an arm of our ongoing Phase 2 clinical trial of galeterone, referred to as ARMOR2, in mCRPC patients who have developed acquired resistance to Xtandi. The other study, which we also expect to initiate in the first half of 2016, is designed to evaluate galeterone in men whose mCRPC rapidly progressed after initial treatment with either Xtandi or Zytiga. We plan to evaluate all patients enrolled in this new Phase 2 clinical trial for the presence of AR-V7, but AR-V7 positive status is not a criterion for participation in this trial.

We have worldwide development and commercialization rights to galeterone. To maximize the value of these rights, we intend to build a urology- and oncology-focused specialty sales and marketing organization in the United States to support the commercialization of galeterone. We intend to commercialize galeterone outside the United States through collaborations with third parties.

Our Strategy

Our goal is to become a leading biopharmaceutical company that develops and commercializes innovative therapies for the treatment of prostate cancer and other hormonally-driven diseases. Our strategy includes the following components:

•	Complete the clinical development of and seek marketing approval for galeterone for the treatment of AR-V7 positive mCRPC. ARMOR3-SV is designed to evaluate whether administration of galeterone results in a statistically significant increase in radiographic progression free survival as compared to Xtandi in approximately 148 treatment-naive mCRPC patients whose prostate tumor cells express the AR-V7 splice variant. We expect ARMOR3-SV to be fully enrolled by the end of 2016, and to have top-line data from the trial by mid-2017.

•	Develop galeterone for other prostate cancer indications and patient populations. Although we are currently focusing our initial development of galeterone on the treatment of AR-V7 positive mCRPC patients, we intend to evaluate galeterone in additional mCRPC patient populations. To this end, we plan to expand an arm of ARMOR2 in mCRPC patients who have developed acquired resistance to Xtandi. We also expect to initiate a new Phase 2 clinical trial designed to evaluate galeterone in men whose mCRPC rapidly progressed after initial treatment with either Xtandi or Zytiga.

•	Maximize the commercial potential of galeterone. We have worldwide development and commercialization rights to galeterone. If galeterone is approved in the United States, we intend to build a urology- and oncology-focused specialty sales organization in the United States to support the commercialization of galeterone. We intend to commercialize galeterone outside the United States through collaborations with third parties.

•	Advance the development of our second-generation androgen receptor degradation agents. We have a drug discovery program, known as ARDA (androgen receptor degradation agents), under which we are identifying and developing novel compounds designed to have potent androgen receptor degradation activity. Our most advanced series of compounds from this program are currently in preclinical development. We plan to target compounds developed under our ARDA program for patients with androgen receptor signaling diseases, including prostate cancer, either alone or in combination with other products.

The Treatment of Prostate Cancer

Prostate Cancer Overview

According to the American Cancer Society, in the United States, prostate cancer is the most frequently diagnosed cancer among men other than skin cancer. The American Cancer Society estimates that, in the United States, approximately 215,000 new cases of prostate cancer are diagnosed annually, and approximately 28,000 men will die from the disease each year. Overall, in the United States, about one in seven men will be diagnosed with prostate cancer during his lifetime, and about one in 36 men will die from the disease.

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

Treatment of Advanced Prostate Cancer

The growth and survival of prostate cancer tumor cells depend primarily on the functioning of the androgen receptor signaling pathway. The pathway is ordinarily activated by the binding of androgens, such as testosterone and dihydrotestosterone, or DHT, to the ligand binding domain of androgen receptors in prostate cancer cells. Testosterone is primarily produced in the testes, adrenal glands and, to a lesser extent, in prostate cancer tumor cells. DHT is a product of enzymatic conversion of testosterone. Once binding has occurred, the bound androgen/

androgen receptor complex passes into the nucleus of the tumor cell where it binds to DNA in the cancer cell, triggering abnormal cell growth and tumor progression.

Because testosterone fuels prostate cancer growth, first-line therapy for advanced prostate cancer typically entails androgen deprivation therapy, or ADT, with luteinizing hormone releasing hormone, or LHRH, analogs such as the drug Lupron® (leuprolide). ADT reduces testosterone to levels that are commensurate with the levels of a male who has had surgical castration to minimize the testosterone that would otherwise fuel prostate cancer growth. Early-stage patients who receive and respond to this treatment are considered to have hormone-sensitive prostate cancer. ADT has been the principal option for the initial treatment of advanced prostate cancer for more than 50 years.

Most advanced prostate cancer patients initially respond to ADT. However, after initiation of ADT, almost all advanced prostate cancer patients experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels. These patients are considered to be “castration resistant,” and cancer that has reached this state is considered to be castration-resistant prostate cancer, or CRPC. The development of CRPC following initiation of ADT is due in part to tumor cells that have adapted to the hormone-deprived environment of the prostate and is generally diagnosed based on either rising levels of PSA or disease progression as evidenced by imaging tests or clinical symptoms. Patients treated with LHRH analogs typically remain on those drugs for the remainder of their lives in order to maintain castrate levels of testosterone.

During the course of ADT or following diagnosis of CRPC, most patients are treated with anti-androgens, which block the binding of androgens to the androgen receptor. An example of an anti-androgen marketed in the United States is the drug Casodex® (bicalutamide). Like LHRH analogs, the anti-androgens suppress tumor growth for a period of time in many CRPC patients. However, almost all CRPC patients develop resistance to anti-androgen therapy. Unlike LHRH analogs, however, patients do not typically remain on these drugs because these drugs have been shown to cause tumor growth once the cancer becomes resistant to the treatment. We refer to initial hormonal treatments like LHRH analogs and Casodex as primary hormonal treatments.

Patients with CRPC may have metastatic or non-metastatic disease. Metastatic cancer is cancer that has spread from the organ of origin to one or more locations in the body. Approximately 90% of mCRPC patients will develop metastases in the bone, which can cause pain, bone fracture, decreased quality of life and death. Approximately 30% of patients will develop metastases to solid organs, which can cause pain, decreased quality of life and potentially death. Metastases in the organs are referred to as visceral metastases. The liver and the lungs are the most common sites of visceral metastases.

Prior to 2010, the next line of treatment for patients who became resistant to primary hormonal treatment with LHRH analogs and anti-androgens was chemotherapy. At that time, the chemotherapy drug Taxotere® (docetaxel) was the primary FDA-approved treatment used for CRPC patients who were resistant to primary hormonal treatments, and there were no effective FDA-approved treatments for CRPC patients following chemotherapy. Since 2010, the FDA has approved five new agents for the treatment of patients with CRPC. These new treatments have provided patients with alternatives to chemotherapy and have resulted in differentiation of disease stages and new patient populations for which treatments can be developed.

Of these new agents, the two with the highest worldwide sales in 2015 were Zytiga and Xtandi. Zytiga was reported to have worldwide 2015 sales of $2.2 billion, and Xtandi was reported to have worldwide 2015 sales of $1.9 billion. Zytiga and Xtandi are members of a class of new drugs that act by disrupting the androgen receptor signaling pathway. We refer to this class of drugs as secondary hormonal treatments.

Zytiga is an oral secondary hormonal treatment approved by the FDA in April 2011 for use in combination with prednisone to treat men with post-chemotherapy mCRPC. In December 2012, the FDA expanded the approval of Zytiga in combination with prednisone to include treatment of pre-chemotherapy mCRPC patients.

Zytiga disrupts the androgen receptor signaling pathway by inhibiting CYP17 and reducing production of testosterone in the testes, adrenal glands and prostate cancer tumor cells.

Xtandi is an oral secondary hormonal treatment approved by the FDA in August 2012 to treat men with post-chemotherapy mCRPC. In September 2014, the FDA expanded the approval of Xtandi to include treatment of pre-chemotherapy mCRPC patients. Xtandi is an androgen receptor antagonist that disrupts the androgen receptor signaling pathway by blocking the binding of testosterone or the androgen DHT with the androgen receptor.

Other new agents include Jevtana® (cabazitaxel), a chemotherapeutic agent for use in combination with prednisone to treat men with mCRPC following first-line chemotherapy, Provenge® (sipuleucel-T), a prostate cancer immunotherapy to treat men with asymptomatic or minimally symptomatic mCRPC, whether pre-chemotherapy or post-chemotherapy, and Xofigo® (radium-223), a bone targeting radiopharmaceutical for the treatment of CRPC patients with symptomatic bone metastases and no visceral metastases that are detectable upon imaging.

Prior to the approval of the new agents, patients had no effective treatment alternatives following chemotherapy. Each of the new agents, however, has been approved for use following chemotherapy. Patients who have undergone chemotherapy treatment and treatment with Zytiga or Xtandi and whose disease has progressed are referred to as salvage patients. There are only limited treatment options for salvage patients.

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

Figure 1: Summary of FDA Approved Treatments for Advanced Prostate Cancer Populations

We are aware of a number of additional therapies that are in late stage clinical trials for prostate cancer, including additional secondary hormonal treatment candidates that are designed to act by the same mechanisms of action of Zytiga and Xtandi.

Despite the new therapies, including Zytiga and Xtandi and the additional drug candidates in late-stage clinical development, we believe that there continues to be an unmet need as there are patient populations that may not be effectively addressed by these therapies, such as mCRPC patients with C-terminal loss. Zytiga and Xtandi also have treatment limitations, including efficacy limitations, risk of resistance, risks associated with the co-administration of prednisone with Zytiga, a potential seizure risk observed with Xtandi and a complicated dosing regimen for Zytiga.

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

Figure 2: Full-Length Androgen Receptor and Androgen Receptor with C-Terminal Loss

These limitations of CYP17 inhibitors and androgen receptor antagonists have been supported by investigator-initiated studies conducted at several leading academic medical centers in which the presence of C-terminal loss or AR-V7 in patients was associated with poor responsiveness of patients’ prostate tumors to Zytiga and Xtandi. Published data, however, have shown activity of docetaxel, a chemotherapeutic agent, in AR-V7 positive mCRPC patients.

MD Anderson. At The American Society of Clinical Oncology, or ASCO, 2014 Annual Meeting, researchers from MD Anderson presented data from a clinical study in which 60 mCRPC patients with bone metastases were treated with a sequential combination regimen of Zytiga and Xtandi. In the study, the researchers defined primary resistance as discontinuation of therapy due to symptomatic or imaging evidence of disease progression within four months of initiating treatment and benefit as discontinuation of therapy due to symptomatic or imaging evidence of disease progression at least four months after initiating treatment. In a subset of 15 patients who were evaluable for C-terminal loss, four patients were identified as having C-terminal loss, including two who were identified as having AR-V7. In this study, the researchers used antibody-based assays to identify the presence of C-terminal loss and AR-V7. All four, or 100%, of these patients showed primary resistance. Of the 11 patients in the subset that did not have C-terminal loss or AR-V7, nine patients, or 82%, showed benefit. These data are set forth in Table 1 below.

Table 1: Summary of MD Anderson C-Terminal Loss and AR-V7 Findings (ASCO 2014)

	N	Primary Resistance	Benefit
AR-V7 positive	2	100%(2/2)	0%(0/2)
C-terminal loss (excluding AR-V7)	2	100%(2/2)	0%(0/2)
Negative for AR-V7 and C-terminal loss	11	18%(2/11)	82%(9/11)

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

Table 2: Summary of MD Anderson AR-V7 Baseline (European Urology)

Outcome	N	Primary Resistance	Moderate Benefit	Prolonged Benefit
AR-V7 positive	7	86%(6/7)	14%(1/7)	0%(0/7)
AR-V7 negative	16	38%(6/16)	31%(5/16)	31%(5/16)

Johns Hopkins. In a clinical trial conducted by Johns Hopkins and published in the New England Journal of Medicine in September 2014, researchers prospectively evaluated the effect of AR-V7 in patients with mCRPC on tumor responsiveness to treatment with Xtandi and Zytiga. In the trial, 31 patients received Xtandi, and 31 patients received Zytiga. In the trial, the presence of AR-V7 was determined by an analysis of circulating tumor cells, or CTCs, isolated from the patient’s blood. In the Xtandi-treated group, 12 of the 31 patients were identified as having AR-V7. None of these 12 patients with AR-V7 achieved the trial’s primary endpoint of maximal PSA reduction of at least 50%. Eleven of the 12 patients with AR-V7 did not achieve any PSA reduction. Ten of the 19 patients who did not have AR-V7 achieved a maximal PSA reduction of at least 50%. In addition, the median radiographic progression free survival, or rPFS, and the median overall survival of the patients with AR-V7 was 2.1 months and 7.4 months, respectively, compared to 6.1 months and 16.0 months, respectively, in the patients without AR-V7. The differences between the AR-V7 and non-AR-V7 groups in terms of the number of patients achieving a maximal PSA reduction of 50% and the improvements in median rPFS and overall survival were statistically significant.

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

Table 3: Summary of Johns Hopkins Data (New England Journal of Medicine)

				Results
Treatment	N	AR-V7+	AR-V7 Status	PSA50	P-value*	rPFS	P-value*	Overall survival	P-value*
Xtandi	31	38% (12/31)	+	0%	0.004	2.1 months	<0.001	7.4 months	<0.001
			-	52%		6.1 months		16.0 months
Zytiga	31	19%(6/31)	+	0%	0.004	2.3 months	<0.001	11.1 months	<0.001
			-	68%		Not Reached		Not Reached

*	Results are considered statistically significant if they have a P-value of less than 0.05, meaning that there is less than a one-in-20 likelihood that the observed results occurred by chance.

The Johns Hopkins researchers also reported the prevalence of AR-V7 in different patient groups participating in the trial based on the prior treatment the patient had received. Table 4 below sets out the percentage of patients in each prior treatment group who had AR-V7 as detected in CTCs.

Table 4: Prevalence of AR-V7 in CRPC in the Johns Hopkins Trial (New England Journal of Medicine)

Treatment Status Prior to Entry Into Johns Hopkins Trial	Percentage of Patients in Pre-Treatment Group who had AR-V7 in CTCs
Pre-enzalutamide and pre-abiraterone acetate	11.6%
Post-enzalutamide only	25.0%
Post-abiraterone acetate only	51.2%
Post-enzalutamide and post-abiraterone acetate	66.7%

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

Memorial Sloan Kettering. At the European Society for Clinical Oncology 2014 Congress, researchers from Memorial Sloan Kettering presented data from a clinical study in which 85 mCRPC patients were treated with Xtandi, Zytiga or taxane-based chemotherapy. Of the 46 patients who received either Xtandi or Zytiga, 21 showed no reduction in PSA levels and were considered resistant to therapy and 25 showed a reduction in PSA levels and were considered to have had a clinical benefit. All patients were screened at baseline for C-terminal loss. A retrospective analysis was conducted in which patients with C-terminal loss were assessed as having demonstrated primary resistance or clinical benefit. Of the six patients identified as having C-terminal loss, no patient showed a clinical benefit. Sixty-three percent of the patients who did not have C-terminal loss showed clinical benefit. These data are summarized in Table 5 below.

Table 5: Summary of Memorial Sloan Kettering C-Terminal Loss Findings

	N	Primary Resistance	Benefit
C-terminal loss	6	100% (6/6)	0% (0/6)
Negative for C-terminal loss	40	37% (15/40)	63% (25/40)

Vancouver Prostate Centre. At the ASCO Genitourinary Cancers Symposium held in January 2016, researchers from the Vancouver Prostate Centre and the University of British Columbia presented data from a clinical study conducted in 37 mCRPC patients who had not received either Xtandi or Zytiga. In the trial, the presence of AR-V7 was determined using a whole blood assay that did not require analysis of CTCs. Four of the 37 patients, or 11%, were identified as being AR-V7 positive. Zytiga was administered to all 37 patients enrolled in the study. None of the AR-V7 positive patients achieved a maximal PSA reduction of at least 50%, while 42% of the AR-V7 negative patients achieved a maximal PSA reduction of at least 50%. The median progression-free survival and the median overall survival of the patients with AR-V7 were 0.7 months and 6.6 months, respectively, as compared to 4.0 months and 22.1 months in the AR-V7 negative patients. The data from the Vancouver trial are summarized in Table 6 below.

Table 6: Summary of Vancouver Data

Treatment	N	AR-V7+	AR-V7 Status	PSA50	Progression- free survival	Overall survival
Zytiga	37	11% (4/37)	+	0%	0.7	6.6
			-	42%	4.0	22.1

Galeterone

Overview

Our lead product candidate, galeterone, is an oral small molecule that utilizes the mechanistic pathways of current second-generation androgen signaling inhibitors, while also introducing a distinct mechanism – androgen receptor degradation. We are developing galeterone for the treatment of patients with mCRPC.

We are conducting ARMOR3-SV, a pivotal Phase 3 clinical trial comparing galeterone to Xtandi in approximately 148 treatment-naive mCRPC patients whose prostate tumors express the AR-V7 splice variant. We believe that the AR-V7 splice variant is the most common form of C-terminal loss, or the loss of the portion of the androgen receptor that contains the ligand-binding domain. C-terminal loss generally, and AR-V7 specifically, has been associated with poor responsiveness to commonly-used oral therapies for mCRPC. ARMOR3-SV is, to our knowledge, the first precision-medicine based pivotal clinical trial in prostate cancer. Selection of patients with AR-V7 is made using a clinical trial assay developed by our collaborator, Qiagen. We believe that the design of ARMOR3-SV is aligned with feedback that we obtained from the FDA and the EMA. We expect to complete enrollment in ARMOR3-SV by the end of 2016 and to have top-line data available from the study by mid-2017. We have been given fast track designation by the FDA for galeterone for the treatment of mCRPC.

As of December 31, 2015, galeterone had been administered to over 250 prostate cancer patients and healthy volunteers in clinical trials. In these trials, which included patients whose tumor cells did not express AR-V7, galeterone was well tolerated and clinically meaningful reductions in PSA levels were observed in prostate cancer patients. Therefore, and subject to the availability of resources, we anticipate expanding the clinical development of galeterone in other indications or patient populations in prostate cancer.

We initially plan to conduct two additional open-label studies of galeterone in mCRPC patients who have shown resistance following treatment with either Xtandi or Zytiga. The first of these studies, which we anticipate initiating in the first half of 2016, is an expansion of an arm of our ARMOR2 trial in mCRPC patients who have developed acquired resistance to Xtandi. The other study, which we also expect to initiate in the first half of 2016, is designed to evaluate galeterone in men whose mCRPC rapidly progressed after initial treatment with either Xtandi or Zytiga. We plan to evaluate all patients enrolled in this new Phase 2 clinical trial for the presence of AR-V7, but AR-V7 positive status is not a criterion for participation in this trial.

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

Key Differentiating Attributes of Galeterone

Based on preclinical and clinical data, we believe that galeterone has advantages over Zytiga and Xtandi because of the following key differentiating attributes:

•	Potential for improved efficacy. We believe that galeterone, which combines the mechanism of action of androgen receptor degradation with the mechanisms of action of Zytiga (CYP17 inhibition) and Xtandi (androgen receptor antagonism), may further improve progression-free survival and overall survival beyond that of products that depend on only a single mechanism of action. In 2014, we reported efficacy data from a total of 107 CRPC patients in our ARMOR2 trial that showed clinically meaningful reductions in maximal PSA in patients in the trial.

•	Potential for efficacy in CRPC patients with C-terminal loss, including AR-V7. Because galeterone’s distinct mechanism of action of androgen receptor degradation does not require an intact ligand binding domain to be effective against prostate cancer tumors, we believe galeterone may be effective in prostate cancer tumors that express altered androgen receptors with C-terminal loss, including AR-V7. In contrast, the mechanisms of action of Zytiga and Xtandi and other similar drugs in clinical development all require the presence of the ligand binding domain in order to be effective.

•	Potential for lower risk of resistance. We believe that galeterone may reduce the risk of or delay the development of resistance to therapy because galeterone addresses multiple mechanisms of action simultaneously. We believe that reducing resistance may delay the development of disease progression.

•	Potential for broad utility in prostate cancer. We believe that galeterone may be well suited to treat different prostate cancer patient populations, from early-stage prostate cancer patients to end-stage salvage mCRPC patients, because of its efficacy, safety and tolerability.

•	Favorable safety profile. As of December 31, 2015, we had administered galeterone to over 250 prostate cancer patients and healthy volunteers in Phase 1 and Phase 2 clinical trials. In these trials, galeterone demonstrated a favorable safety and tolerability profile. In our ARMOR2 trial, approximately 90% of all treatment-emergent related adverse events reported as of December 31, 2015 were grade 1 or 2 in severity and were generally manageable and reversible.

•	No requirements for steroids. Unlike Zytiga, galeterone has not been shown in clinical trials to cause mineralocorticoid excess and does not require co-administration of steroids. Because Zytiga has been shown in clinical trials to cause mineralocorticoid excess, a potentially fatal syndrome characterized by hypertension, hypokalemia, fluid retention and edema, Zytiga is required to be administered with prednisone to reduce the frequency of patients exhibiting mineralocorticoid excess. Despite the co-administration of prednisone, however, approximately 30% of patients treated with Zytiga in a pivotal Phase 3 trial developed symptoms of mineralocorticoid excess. In addition, the chronic use of prednisone poses other safety concerns. Side effects associated with chronic use of prednisone include muscle weakness, osteoporosis, diabetes and increased risk of infection.

•	No associated seizure risk. Unlike Xtandi, we have not had any reports of seizures in clinical trials of galeterone. A 0.9% risk of grand mal seizures was reported in the Xtandi pivotal Phase 3 trial in post-chemotherapy CRPC patients. These seizures have been linked to the inhibition or antagonism by Xtandi of GABAA, a receptor associated with the nervous system. Galeterone is not a GABAA antagonist.

•	Ease of dosing. Unlike the complicated dosing regimen for Zytiga, galeterone is dosed orally once per day and does not require the co-administration of steroids. We believe that this convenient dosing

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

Galeterone Clinical Development

We refer to our clinical development program for galeterone as the Androgen Receptor Modulation Optimized for Response, or ARMOR, program. We submitted an investigational new drug application, or IND, to the FDA for galeterone for the treatment of CRPC in August 2009 and began clinical trials of galeterone in November 2009. As of December 31, 2015, we had enrolled 121 CRPC patients in our ongoing ARMOR2 trial and 49 CRPC patients in our Phase 1 ARMOR1 trial, which used a prior formulation of galeterone. In four additional Phase 1 clinical trials, we also administered galeterone to 102 healthy volunteers. We are currently enrolling patients in ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone.

ARMOR2

In December 2012, we initiated our ARMOR2 trial, an open label Phase 2 clinical trial of galeterone. The trial was designed as a two-part trial. Part 1 of the trial was a dose escalation phase designed to confirm the dose of galeterone to be evaluated in Part 2 of the trial. Part 2 of the trial was designed to evaluate the efficacy and safety of galeterone at the dose selected in Part 1 in distinct CRPC patient populations. Enrollment in the trial has been completed. As of December 31, 2015, 11 patients were still participating in the trial.

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

Part 1 of ARMOR2 Trial. In Part 1 of the trial, we enrolled 25 CRPC treatment-naïve patients with progressive disease and three patients whose disease progressed during treatment with Zytiga, whom we refer to as Zytiga-refractory patients. The CRPC treatment-naïve patients were enrolled in one of three escalating dose cohorts: six patients at 1700 mg/day, 11 patients at 2550 mg/day and eight patients at 3400 mg/day. The Zytiga-refractory patients all received doses of 2550 mg/day. All patients in Part 1 of the trial received treatment for up to an initial period of 12 weeks followed by optional continued dosing for those patients who tolerated treatment and did not show signs of disease progression. Treatment was continued until disease progression or patient withdrawal due to adverse events or other reasons.

At least 50% of patients at all dose levels achieved a 30% or greater decrease in PSA. Based on the recommendation of the monitoring committee for the trial following review of safety, efficacy and pharmacokinetic results of the three dose groups, we chose the 2550 mg/day dose for further study in Part 2 of the ARMOR2 trial.

Part 2 of ARMOR2 Trial. In Part 2 of ARMOR2, we initially enrolled 93 patients and are evaluating galeterone dosed at 2550 mg/day in the following CRPC populations:

•	non-metastatic CRPC and mCRPC treatment-naïve patients;

•	Zytiga-refractory patients; and

•	patients whose disease progressed during treatment with Xtandi, whom we refer to as Xtandi-refractory patients.

The primary endpoints for Part 2 of ARMOR2 were as follows:

•	Treatment-naïve patients: percentage of patients having a maximal reduction in PSA levels of at least 30% from baseline to the end of the primary treatment phase; and

•	Zytiga-refractory and Xtandi-refractory patients: percentage of change in PSA levels from baseline to the end of the primary treatment phase.

Additional endpoints include incidence of adverse events, change from baseline in safety parameters, response rate, and CTC enumeration and characterization, including for the evaluation of C-terminal androgen receptor expression in relation to N-terminal androgen receptor expression to identify C-terminal loss and the lack of a functional ligand binding domain.

Patients enrolled in Part 2 of the trial were to receive treatment with galeterone at a dose of 2550 mg/day for an initial period of up to 12 weeks, followed by optional continued dosing in an extension phase for those patients who tolerated treatment and did not show signs of disease progression. Treatment is continued until disease progression or patient withdrawal due to adverse events or other reasons. Enrollment of these 93 patients was completed in July 2014 and, as of December 31, 2015, 11 patients remained on study in the extension phase.

We recently re-opened the arm of ARMOR2 evaluating Xtandi-refractory patients to enroll up to 21 additional patients. See “—Galeterone Development Program– Other Development Activities” below.

Phase 2 Data Presentation. In November 2014, we presented interim efficacy and safety data from our ARMOR2 trial for patients who received the 2550 mg/day dose of galeterone at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, or EORTC. In 60 evaluable treatment-naïve CRPC patients in Part 1 and Part 2 of the trial who received the 2550 mg/day dose of galeterone, during the first 12 weeks of dosing, 83% had a maximal reduction in PSA levels of at least 30%, and 70% had a maximal reduction in PSA levels of at least 50%, as described in Figure 3 below.

Figure 3: ARMOR2: 12-Week Maximal PSA Response Waterfall Plot in All

Treatment-Naïve CRPC Patients

(n=60) (2550 mg dose)

In 38 treatment-naïve mCRPC patients who received the 2550 mg/day dose, during the first 12 weeks of dosing, 84% had a maximal reduction in PSA levels of at least 30%, and 76% had a maximal reduction in PSA levels of at least 50%, as described in Figure 4 below.

Figure 4: ARMOR2: 12-Week Maximal PSA Response Waterfall Plot in

Treatment-Naïve mCRPC Patients Treated (n=38) (2550 mg dose)

We also reported 12-week data for 37 Zytiga-refractory patients, 13 of whom showed a reduction in PSA levels, and nine Xtandi-refractory patients, five of whom showed a reduction in PSA levels.

Of the 16 treatment-naïve patients evaluable by Response Evaluation Criteria in Solid Tumors, or RECIST, three patients had a partial response and 11 patients had stable disease. Fifteen of the Zytiga-refractory patients and three of the Xtandi-refractory patients were evaluable by RECIST. Of these patients, five Zytiga-refractory patients had stable disease, and one Xtandi-refractory patient had stable disease. As measured by RECIST criteria, stable disease is achieved when the tumor has not increased in size by 20% and has not decreased by 30%, a partial response occurs when the tumor has decreased in size by at least 30%, and progressive disease occurs when the tumor has increased in size by at least 20% or new tumor lesions are identified.

Our ARMOR2 trial included CTC enumeration and characterization. At EORTC, we presented data from a retrospective subset analysis in which seven treatment-naïve CRPC patients in ARMOR2 were identified as having C-terminal loss as determined by the evaluation of C-terminal androgen receptor expression in relation to N-terminal androgen receptor expression. The assay used to evaluate C-terminal loss was the same one used in the study conducted at Memorial Sloan Kettering described above. As shown in Figure 5 below, six of these patients had maximal reductions in PSA levels of at least 50%. The seventh patient, who did not show any PSA reduction, discontinued therapy due to an adverse event unrelated to galeterone after approximately six weeks in the trial and did not receive the full treatment regimen. These data are supportive of galeterone’s mechanism of action of androgen receptor degradation, which does not require a functional ligand binding domain.

Figure 5: ARMOR2: 12-Week Maximal PSA Response Waterfall Plot in All Treatment-Naïve CRPC with C-Terminal Loss (n=7) (2550 mg dose)

At EORTC, we also presented interim safety results from all 107 patients treated in the 2550 mg/day dose cohort as of October 14, 2014 in ARMOR2. In these patients, galeterone was well tolerated. Approximately 90% of all treatment-emergent related adverse events reported were grade 1 or 2 in severity and were generally manageable and reversible. The majority of these events were assessed as not related or unlikely related to galeterone. In addition, there were no reported cases of seizure or mineralocorticoid excess. The most common treatment-emergent related adverse events were nausea, fatigue, pruritus, decreased appetite, diarrhea, hypokalemia and vomiting.

As of December 31, 2015, nine of the 121 patients enrolled in ARMOR2 experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient. To date, no adverse events have resulted in interruptions or delays of our clinical trials.

ARMOR3-SV

We are currently enrolling patients in ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone. ARMOR3-SV trial is a randomized clinical trial comparing galeterone to Xtandi in approximately 148 treatment-naïve mCRPC patients whose prostate tumors express the AR-V7 splice variant. Under the trial protocol, patients are randomized on a one-to-one basis to receive either galeterone or the control arm treatment, Xtandi. Patients in the galeterone arm receive a dose of 2550 mg/day, and patients in the Xtandi arm receive a dose of 160 mg/day. All patients will continue to receive treatment until they have radiographic evidence of disease progression as determined by a blinded, independent central imaging assessment or patient withdrawal due to adverse events or other reasons. We have established an independent data monitoring committee for the trial. We believe the design of ARMOR3-SV is aligned with feedback that we obtained from the FDA and the EMA.

Only patients with the AR-V7 splice variant are being enrolled in the trial. These patients are identified by analysis of a blood sample at a central laboratory using an AR-V7 specific clinical trial assay developed under our collaboration with Qiagen. We expect that we may need to screen more than 1,500 patients to identify and enroll the target number of 148 patients with AR-V7.

The primary endpoint of the trial is rPFS as determined by a blinded, independent central imaging assessment measured from the time of patient randomization to the time of radiographic evidence of disease progression or time of death from any cause. In order to achieve the primary endpoint, results from the trial must demonstrate an 82% increase in median rPFS in the galeterone arm as compared to the Xtandi arm. Such a result would be statistically significant and would likely be considered a clinically relevant outcome. The secondary endpoints include overall survival, safety, and time to next anti-cancer intervention or time to next cytotoxic therapy.

ARMOR3-SV is being conducted at over 100 clinical sites in several countries across North America, Western Europe and Australia. We expect to complete enrollment in the trial by the end of 2016 and to have top-line data from the trial by mid-2017. Our anticipated time to completion of enrollment and top-line data is subject to our continued ability to initiate clinical trial sites, our ability to recruit eligible patients, the prevalence of patients with the AR-V7 splice variant, the sensitivity of our clinical trial assay in detecting AR-V7 in patients, the satisfaction by AR-V7 positive patients of other eligibility criteria for participation in the trial, and disease progression of the patients enrolled in the trial. The rate of patient enrollment in the trial is difficult to predict as we have limited experience recruiting patients with AR-V7 for a clinical trial, and the percentage of mCRPC patients with AR-V7 is subject to widely varying projections in published literature. Moreover, because we have not previously conducted a clinical trial of galeterone in patients with AR-V7 or conducted a clinical trial using our AR-V7 clinical trial assay, and clinical trials of Xtandi in AR-V7 positive patients have only been conducted in a limited number of patients at single clinical sites, our assumptions concerning patient prevalence and rates of disease progression may be incorrect. In addition, a higher percentage of AR-V7 positive patients than we anticipate may elect not to participate in ARMOR3-SV or fail to meet the other eligibility criteria for participation in the trial. As a result, there can be no assurance that we will fully enroll, have top-line data from, or complete the trial when we anticipate.

Prospective Identification of AR-V7

We have entered into a collaboration with Qiagen to develop the clinical trial assay being used in ARMOR3-SV and to develop and commercialize a companion diagnostic test based on that assay for use with galeterone. Clinical data obtained with the clinical trial assay in the ARMOR3-SV trial will be used by Qiagen to support regulatory filings for the approval of the companion diagnostic for AR-V7 and by us to support our regulatory filings for approval of galeterone. We have also entered into an exclusive, worldwide license with Johns Hopkins to patent applications and know how covering certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. One of these assays was used by Johns Hopkins in its prospectively designed clinical trial, reported in the New England Journal of Medicine, which assessed the impact of AR-V7 expression on patient responsiveness to Zytiga and Xtandi. We have discussed with the FDA our development strategy and plans for identifying AR-V7 patients in the ARMOR3-SV trial, including our plans to develop a companion diagnostic test based on our clinical trial assay. While we were not required to submit an investigational device exemption, or IDE, for the clinical trial assay to the FDA before we started screening patients in the ARMOR3-SV trial, we believe that the companion diagnostic test will need to be approved by the FDA through its Premarket Approval, or PMA, process. We anticipate that Qiagen will seek approval for the companion diagnostic test by the FDA in parallel with our seeking approval of galeterone in the United States.

We have also consulted with the EMA regarding our development strategy and plans for identifying AR-V7 patients in our ARMOR3-SV trial. Based on these consultations, we believe that the companion diagnostic test will need to be CE marked in connection with the submission for regulatory approval in the European Union. We have arranged with Qiagen to meet this requirement.

Under our agreement with Qiagen, Qiagen is responsible for developing, and obtaining and maintaining regulatory approvals for the AR-V7 companion diagnostic test in the United States, the European Union, Canada, Australia and such other countries as we and Qiagen may agree. In addition, Qiagen has agreed to use commercially reasonable and diligent efforts to manufacture the companion diagnostic test and to make the companion diagnostic test commercially available in those countries in which we have obtained regulatory approval for, and have valid patent claims covering, galeterone. Qiagen will be responsible for commercializing the companion diagnostic in each such country. If Qiagen elects not to commercialize the companion diagnostic test itself in any such country, for so long as there are valid patent claims covering galeterone in such country,

Qiagen has agreed to procure alternative distribution channels or otherwise supply the companion diagnostic test to us in order for us to market galeterone in combination with the companion diagnostic test. Upon our request, we and Qiagen have also agreed to negotiate in good faith to expand the scope of the projects under the agreement to, among other things, provide for the development and commercialization of the AR-V7 companion diagnostic test for use with galeterone in Japan.

Subject to the terms of our agreement with Qiagen, we will pay Qiagen an approximate aggregate amount of up to $7.4 million over the term of the development program, including amounts paid to Qiagen for us to have the exclusive right to have CTC enrichment technology used in the development of the clinical trial assay. In addition, we have agreed to reimburse Qiagen for certain direct, out-of-pocket costs incurred by Qiagen, including for sample materials, which costs are estimated to equal in the aggregate up to $2.2 million. These amounts are subject to adjustment if we and Qiagen determine that changes in the scope of the development program are required. As of December 31, 2015, we have expensed an aggregate of $3.3 million in fees and $0.9 in out-of-pocket costs under our agreement with Qiagen. Following commercialization, we will have no further payment obligations to Qiagen under the agreement. We will not, however, receive any revenues from future sales, if any, of the AR-V7 companion diagnostic test.

The agreement with Qiagen expires on the later to occur of (i) the fifth anniversary of regulatory approval of the AR-V7 companion diagnostic test and (ii) the expiration of Qiagen’s commercialization obligations under the agreement. We are permitted to terminate the agreement for convenience upon 180 days’ written notice to Qiagen. Either party may terminate the agreement upon 60 days’ written notice to the other party based on uncured material breaches by the other party and may terminate the agreement immediately based on the bankruptcy or insolvency of the other party.

Other Development Activities

Although we are currently focusing our initial development of galeterone on the treatment of AR-V7 positive mCRPC patients, we intend to evaluate galeterone in additional mCRPC patient populations. To this end, we recently re-opened the arm of ARMOR2 evaluating Xtandi-refractory patients in order to enroll up to 21 additional patients and expect to begin enrolling patients in this expansion cohort in the first half of 2016. The expansion of this arm of the study follows a compelling response seen in one Xtandi-refractory patient initially enrolled in ARMOR2. This patient did not show a PSA response until after seven months of galeterone treatment, at which time the patient’s PSA level rapidly dropped by over 90 percent and, as of December 31, 2015, has remained at less than 0.1µg/L for over a year. The PSA response curve of this patient is described in Figure 6 below.

Figure 6: PSA Response of Xtandi-Refractory Patient Enrolled in ARMOR2

None of the Xtandi-refractory or Zytiga-refractory patients enrolled in ARMOR2 remained on study for more than seven months, other than the patient who experienced the PSA response described in Figure 6. We plan to evaluate whether, in patients who have developed acquired resistance to Xtandi following prolonged benefit, longer-term administration of galeterone is required in order to demonstrate clinical benefit with galeterone. We plan to assess reduction in PSA levels and safety in these 21 additional patients.

We also expect to initiate in the first half of 2016 a new Phase 2 clinical trial designed to evaluate galeterone in men whose mCRPC rapidly progressed after initial treatment with either Xtandi or Zytiga. We plan to evaluate all patients enrolled in this open-label trial for the presence of AR-V7 using our clinical trial assay, but AR-V7 positive status is not a criterion for inclusion in the trial.

Galeterone Mechanisms of Action

The androgen receptor signaling pathway is the primary pathway that drives prostate cancer growth and has been implicated in other hormonally driven diseases. The pathway is ordinarily activated by the binding of androgens, such as testosterone and DHT, to the ligand binding domain of androgen receptors in prostate cancer cells. Galeterone disrupts the activation of the pathway through multiple mechanisms of action:

•	androgen receptor degradation, which reduces the amount of androgen receptor protein in the tumor cells;

•	inhibition of the enzyme CYP17, which blocks the synthesis of testosterone; and

•	androgen receptor antagonism, which blocks the binding of testosterone or DHT with the androgen receptor.

To our knowledge, there are no approved drugs or drugs in clinical development, other than galeterone, with multiple mechanisms of action including androgen receptor degradation.

In order to demonstrate galeterone’s multiple mechanisms of action, we conducted preclinical studies with respect to each mechanism.

Androgen Receptor Degradation

Galeterone decreases the amount of androgen receptor protein in prostate tumor cells by enhancing degradation of the androgen receptor. This reduces the number of androgen receptors in the tumor cells to which androgen can bind and decreases the sensitivity of androgen responsive cells to androgens. During the ASCO Genitourinary Cancers Symposium held in January 2016, we presented data describing the mechanism by which galeterone induces androgen receptor degradation in forms of the disease that exhibit a full-length androgen receptor, as well as in those with a truncated androgen receptor where the ligand-binding domain is not present, such as in AR-V7 positive and AR567es positive disease. We believe that these and earlier observations suggest that an intact ligand binding domain is not required for galeterone-induced androgen receptor degradation.

To elucidate this galeterone mechanism further, our researchers conducted a series of biochemical and cell-based in vitro studies that identified two deubiquitinating enzymes that galeterone selectively inhibits – USP12 and USP46. Neither Zytiga nor Xtandi were shown to inhibit these enzymes. By doing so, galeterone induces androgen receptor degradation through a distinct mechanism that does not exist with other currently available androgen receptor-targeting agents. These new data provide a strong preclinical rationale for galeterone’s ability to induce androgen receptor degradation, even in the absence of the ligand binding domain.

The effect of galeterone to reduce androgen receptor levels has also been observed in tumor cell lines and a xenograft model in mice. We have observed this effect of galeterone in varying degrees in prostate cancer cell lines that express non-mutated full-length androgen receptor and multiple forms of androgen receptor alterations, including splice variants such as AR-V7, and point mutations, which are single amino acid mutations in the protein sequence of the androgen receptor.

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

Preclinical Development

We have conducted in vitro and in vivo preclinical studies to evaluate galeterone’s effect on prostate cancer, including the efficacy of galeterone in hormone-sensitive tumor cell lines, in tumors expressing AR-V7 and other splice variants, and in tumors expressing androgen receptor point mutations.

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

In preclinical studies, we measured androgen receptor degradation using cell lines that expressed full-length and splice variant androgen receptors. These cells model the expression patterns described in human tumor samples where full-length and splice variant androgen receptor proteins are co-expressed. In these studies, levels of both full-length androgen receptor and AR-V7 were reduced in a dose-dependent fashion following galeterone treatment.

To demonstrate that galeterone would degrade the AR-V7 protein alone, in the absence of the full-length androgen receptor, researchers at the University of Maryland, Baltimore, or UMB, studied galeterone in a prostate cancer cell line that only expresses AR-V7, and not the full-length androgen receptor. In these studies, AR-V7 protein levels were reduced in a dose-dependent fashion in cells that only express AR-V7 and not the full-length androgen receptor, confirming that galeterone can act directly on AR-V7.

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

Researchers at the University of Washington also evaluated the in vivo activity of galeterone in a LuCaP136 xenograft model of human prostate cancer tumor cells grown in castrated mice. LuCaP136 is a prostate cancer cell line that expresses AR-V7. In these studies, tumors grew in control animals, but castrated animals treated with galeterone showed pronounced tumor growth inhibition.

In addition, researchers at UMB have also evaluated galeterone against a second splice variant, ARv567es. ARv567es, like AR-V7, is a truncated androgen receptor with C-terminal loss. To demonstrate that galeterone would degrade the ARv567es protein alone, in the absence of a full-length androgen receptor, galeterone was studied in a prostate cancer cell line that only expresses ARv567es, and not the full-length androgen receptor. In this study, ARv567es protein levels were reduced in a dose-dependent fashion in cells that only express ARv567es and not the full-length androgen receptor.

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

Androgen Receptor Degradation Compounds

Under a license from UMB, we have a drug discovery program, known as ARDA (androgen receptor degradation agents), under which we are identifying and developing novel compounds designed to have potent androgen receptor degradation activity. Our most advanced series of compounds from this program is currently in preclinical development. We plan to target compounds developed under our ARDA program for patients with androgen receptor signaling diseases, including prostate cancer, either alone or in combination with other products.

Manufacturing

Galeterone is a small molecule drug candidate that is manufactured through a reproducible synthetic process from readily available raw materials. Galeterone is manufactured in a proprietary formulation based on spray dried dispersion technology that is designed to produce a product that provides consistent drug exposure.

We have completed the production of formulated drug for use in ARMOR3-SV and our other ongoing and planned clinical trials of galeterone using manufacturers operating under current Good Manufacturing Practices, or cGMP, to manufacture pivotal clinical trial materials.

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

Commercialization Strategy

We have worldwide development and commercialization rights to galeterone. To maximize the value of these rights, we intend to build a urology- and oncology-focused specialty sales and marketing organization in the United States to support the commercialization of galeterone. We believe that a specialty sales force will be able to target the key prescribing physicians in urology and oncology that treat CRPC. We currently have no sales and limited marketing capabilities and experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch. To develop the appropriate internal commercial infrastructure in the United States, we will have to invest substantial financial and management resources, some of which will have to be deployed prior to any confirmation that galeterone will be approved. We intend to commercialize galeterone outside the United States through collaborations with third parties.

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

We are focusing our late-stage development of galeterone on the treatment of AR-V7 positive mCRPC patients. Based on their mechanisms of action, preclinical data and the data from investigator-initiated clinical trials conducted at several academic medical centers, we believe that Zytiga and Xtandi may be less responsive in patients whose androgen receptor is truncated and do not expect that other drugs in development with similar mechanisms of action will be responsive in this patient population. We expect, however, that other drugs with alternative mechanisms of action may be developed for this patient population.

We believe that galeterone may be well suited to treat other prostate cancer patient populations. If galeterone is approved for additional indications, it may compete with other commonly-used oral hormonal treatments being marketed, such as Zytiga and Xtandi, chemotherapeutic agents, or with drug candidates currently in development. Galeterone could compete in the future with products, either hormonal or non-hormonal, marketed by several of the world’s largest and most experienced pharmaceutical companies. These companies have substantially more financial resources than we do and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved second-generation hormonal treatments in the United States for CRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

In addition, there are numerous prostate cancer products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. These include hormonal treatments such as Johnson & Johnson’s ARN-509, Orion Corporation’s ODM-201, Innocrin’s Pharmaceuticals, Inc.’s VT-464 and Essa Pharma Inc.’s EPI-506. Other compounds that are not hormonal treatments in clinical development include Bavarian Nordic A/S’s Prostvac and AstraZeneca plc’s olaparib. If a therapy for prostate cancer were developed that targeted the C-terminal loss or AR-V7 patient populations or altered the standard of care for the treatment of mCRPC, such therapy could render galeterone irrelevant.

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

We believe the key competitive factors that will affect the development and commercial success of galeterone, if approved, will be efficacy, safety and tolerability profile, probability of drug resistance, convenience of dosage regimen, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Because patent applications in the United States and certain other jurisdictions can be maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention or in post-grant challenge proceedings at the USPTO or at a foreign patent office, such as inter partes review and post grant review proceedings at the USPTO and opposition proceedings at the European Patent Office, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

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

Galeterone Patent Portfolio

Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. As of December 31, 2015, we owned three issued U.S. patents, 15 U.S. provisional and non-provisional patent applications, three granted foreign patents and 46 foreign applications in our galeterone patent portfolio. We also had rights under our license agreements with UMB and Johns Hopkins to seven issued U.S. patents and 76 granted foreign patents as well as six U.S. patent applications and 23 foreign applications. Our owned and licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Upon the expiration of these patents, we, UMB and Johns Hopkins, as applicable, will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Method of Use. We have licensed from UMB a U.S. patent covering a method of treating prostate cancer in a human subject by administering galeterone, which is expected to expire in 2027. The license also includes granted patents in the European Patent Convention and Japan covering the use of galeterone to treat prostate disease, including prostate cancer and prostatic hyperplasia. Similar patents have been granted or allowed in Australia, Canada, Hong Kong, South Korea, Mexico, New Zealand, Singapore, South Africa, and the Eurasian Patent Organization. These patents are expected to expire in 2026. In addition, we have pending applications in Brazil, China, India, Israel and Indonesia. We have also licensed from UMB a PCT patent application covering the use of galeterone to inhibit proliferation of a cell having a specific splice variant form of the androgen receptor. The term of a patent derived from this PCT application, if issued, would be expected to expire in 2034.

We have also filed a PCT patent application covering the use of galeterone in treating prostate cancer mediated by androgen receptor variants, including splice variants such as AR-V7, as well as the use of biomarkers in identifying patients who are expected to respond to treatment with galeterone. This application is jointly owned with UMB and the University of Washington, and we have exclusively licensed those institutions’ undivided interest in such application and any resulting patents. The term of a patent derived from this PCT application, if issued, would be expected to expire in 2034.

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

In consideration for the rights granted to us, we made an upfront payment to UMB of $20,000 following the execution of the license agreement and a payment of $10,000 following the execution of each of the March 2009, April 2012 and October 2013 amendments. We are obligated to pay UMB an annual maintenance fee of $10,000 each year until the first commercial sale. In addition, we paid UMB a $50,000 milestone payment in 2009 upon the submission of our investigational new drug application, or IND, for galeterone and a $40,000 milestone payment in 2013 upon the issuance of the first patent related to UMB’s prodrug patent application. We are obligated to make an additional $50,000 milestone payment to UMB for each additional IND we file for a licensed product and a $100,000 milestone payment upon the approval of each NDA for a licensed product by the FDA. We must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties or in the event of specified competition from third-party products licensed by UMB. Our minimum annual royalty payment to UMB is $50,000 beginning in the year following the year in which the first commercial sale occurs. We must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, as of April 10, 2012, we assumed responsibility for all patent expenses related to the prosecution and maintenance of the licensed patents.

License Agreement with The Johns Hopkins University

In January 2015, we entered into an exclusive license agreement with Johns Hopkins. Pursuant to the license agreement, Johns Hopkins granted us an exclusive worldwide license under certain patent applications and a non-

exclusive license under certain know-how, with the right to sublicense, to make, have made, use, sell, offer to sell and import certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. In addition, Johns Hopkins granted us an option to negotiate an exclusive license to Johns Hopkins’s rights in certain improvements to the licensed products.

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

In consideration for the rights granted to us under the license agreement, we made an upfront payment to Johns Hopkins of $75,000 following the execution of the license agreement. We are obligated to pay Johns Hopkins an annual minimum royalty of up to $30,000. We are also obligated to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. We paid $50,000 during 2015 related to the achievement of two of these milestones. If all such milestones are achieved, the total milestone payments owed to Johns Hopkins would equal in the aggregate $700,000. We must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (and not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. We must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse them for patent costs.

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

Employees

As of December 31, 2015, we had 24 full-time employees and three part-time employees, 14 of whom were primarily engaged in research and development activities.

Corporate Information

We were incorporated under the laws of the State of Delaware on March 26, 2004 under the name Tokai Pharmaceuticals, Inc. Our principal executive office is located at 255 State Street, 6th Floor, Boston, Massachusetts 02109, and our telephone number is (617) 225-4305.

Information Available on the Internet

Our Internet website address is www.tokaipharmaceuticals.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. We have included our website address in this in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

Since inception, we have incurred significant operating losses. Our net loss was $45.1 million for the year ended December 31, 2015, $23.3 million for the year ended December 31, 2014 and $15.7 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $131.4 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone in patients with metastatic castration resistant prostate cancer, or mCRPC, whose prostate tumors express the AR-V7 splice variant, and other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for galeterone for this indication;

•	develop a companion diagnostic test for use with galeterone in collaboration with Qiagen Manchester Limited, or Qiagen;

•	conduct planned additional clinical trials of galeterone in mCRPC patients who have shown resistance following treatment with Xtandi or Zytiga;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

As of December 31, 2015, we had cash and investments of $64.0 million. We expect that our existing cash and investments will only be sufficient to enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2017. We will need to obtain substantial additional funding in order to complete the development of, and to commercialize galeterone for patients with AR-V7 positive mCRPC and in other indications and patient populations, submit an NDA to the FDA for galeterone, conduct other clinical trials of galeterone, and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress and results of ARMOR3-SV and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA and marketing authorization applications to regulatory authorities outside of the United States;

•	the progress and results of any additional clinical trials of galeterone that we decide to conduct for the treatment of other indications and patient populations in prostate cancer, including our planned trials in patients whose mCRPC has progressed after treatment with Xtandi of Zytiga;

•	the timing and outcome of regulatory review of galeterone for the treatment of AR-V7 positive mCRPC and in any other indication or patient population, and of any other future product candidates;

•	the progress and results of the development of a companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaborations, strategic alliances and licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that require liens to be placed on our property and include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. Additional fundraising efforts may also divert our management from their day-to-day activities, which may compromise our ability to develop and commercialize our product candidates.

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

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone, for which we are conducting a pivotal Phase 3 clinical trial in treatment-naïve mCRPC patients whose prostate tumors express AR-V7. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for AR-V7 positive mCRPC patients. We also intend to develop galeterone for other indications or patient populations as well as compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation. The success of galeterone or other product candidates will depend on several factors, including the following:

•	successfully completing clinical trials, including obtaining clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing galeterone and our future product candidates;

•	receiving marketing approvals for our products from the FDA and similar regulatory authorities outside the United States;

•	successfully developing a companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for galeterone or other product candidates, both in the United States and internationally;

•	establishing successful sales and marketing arrangements and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining commercial acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	obtaining and maintaining adequate reimbursement;

•	effectively competing with other therapies;

•	protecting our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

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

We are conducting a pivotal Phase 3 clinical trial of galeterone in treatment-naïve mCRPC patients whose prostate tumor cells express AR-V7. We anticipate completing enrollment in this trial by the end of 2016 and having top-line data from the trial by mid-2017. We have entered into a collaboration with Qiagen to develop and commercialize an AR-V7 specific assay as a companion diagnostic for use with galeterone. Our anticipated time to completion of enrollment and to top-line data is subject to our continued ability to initiate clinical trial sites, our ability to recruit eligible patients, the prevalence of patients with the AR-V7 splice variant, the sensitivity of our clinical trial assay in detecting AR-V7 in patients, the satisfaction by AR-V7 positive patients of other eligibility criteria for participation in the trial, and disease progression rates of the patients enrolled in the trial. The rate of patient enrollment in the trial is difficult to predict as we have limited experience recruiting patients with AR-V7 for a clinical trial, and the percentage of mCRPC patients with AR-V7 is subject to widely varying projections in published literature. Moreover, because we have not previously conducted a clinical trial of galeterone in patients with AR-V7 or conducted a clinical trial using our AR-V7 clinical trial assay, and clinical trials of Xtandi® (enzalutamide) in AR-V7-positive patients have only been conducted in a limited number of patients at single clinical sites, our assumptions concerning patient prevalence and rates of disease progression could be incorrect. In addition, a higher percentage of AR-V7 positive patients than we anticipate may elect not to participate in ARMOR3-SV or fail to meet the other eligibility criteria for participation in the trial. As a result, there can be no assurance that we will fully enroll, have top-line data from or complete the trial when we anticipate.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates. For instance, we experienced delays following our open label, dose escalation Phase 1 clinical trial of galeterone due to the exposure variability associated with the food effect of administering galeterone in capsule formulation and our efforts to reformulate galeterone, which resulted in the development of the spray dried dispersion formulation of galeterone and required us to conduct additional Phase 1 clinical trials. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include the following:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	preclinical studies and clinical trials of galeterone or our future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical or clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of galeterone or our future product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our failure to conduct our clinical trials in accordance with the FDA’s good clinical practices or applicable regulatory requirements in other countries;

•	Qiagen is unable to develop a companion diagnostic test for use with galeterone and obtain regulatory approval to market the test on a timely basis, or at all;

•	we may decide, or regulators or institutional review boards may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements,

•	a finding that the participants are being exposed to unacceptable health risks or the occurrence of serious adverse events associated with galeterone or our future product candidates;

•	the cost of clinical trials of galeterone and our future product candidates may be greater than we anticipate; and

•	the supply or quality of galeterone or our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate.

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

As of December 31, 2015, galeterone had been administered to over 250 prostate cancer patients and healthy volunteers in clinical trials. Despite this experience, we have yet to fully explore the safety and efficacy of galeterone. Ultimately, the results of our clinical trials to date, in which galeterone has been well tolerated and showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, may prove to be incorrect. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete, and success in early-stage clinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find that galeterone is not safe, or if its efficacy cannot be consistently demonstrated, we may not be able to commercialize, or may be required to cease distribution of, the product. Galeterone may also prove to be substantially identical or inferior to drugs already available, in which case the market for galeterone would be reduced or eliminated.

We are conducting a pivotal Phase 3 clinical trial of galeterone in treatment-naïve mCRPC patients whose tumor cells express AR-V7. We believe that patients’ prostate tumor cells may not be responsive to treatment with Zytiga® (abiraterone acetate) and Xtandi, two approved oral therapies for mCRPC, in the presence of C-terminal loss, including AR-V7, but that galeterone, with its mechanism of androgen receptor degradation, may effectively treat these patients. There can be no assurance, however, that our beliefs and assumptions about the effectiveness of galeterone, Zytiga or Xtandi in the treatment of mCRPC patients with C-terminal loss or AR-V7 are accurate. Our belief that patients’ prostate tumors may not be responsive to treatment with Zytiga and Xtandi in the presence of C-terminal loss or AR-V7 is based on our understanding of the mechanisms of action of these products, data from clinical trials conducted by researchers at several academic medical centers, and data from preclinical studies conducted by us and independent laboratories. The investigator-initiated clinical studies conducted at these academic medical centers involved a limited number of patients with C-terminal loss or AR-V7 and were conducted in different patient populations, using different protocols and using different and/or unvalidated assays to identify patients with C-terminal loss or AR-V7. The patient populations, protocols and assays used in these investigator-initiated studies may also differ from the patient populations, protocols and assays used in ARMOR3-SV. In addition, it is possible that other factors were present that caused, or contributed to, the poor responsiveness of Zytiga and Xtandi in the presence of C-terminal loss and AR-V7 in the clinical studies. The outcome of preclinical testing and clinical studies may not be predictive of the success of later clinical trials and is often susceptible to varying interpretations and analyses. If Zytiga and Xtandi are found to be more responsive to C-terminal loss or AR-V7 than we anticipate, any clinical trial designed to compare galeterone to Zytiga and Xtandi for this patient population would be less likely to succeed.

Our belief that galeterone may be effective in mCRPC patients with C-terminal loss, including AR-V7, is based on data from preclinical studies and a retrospective subset analysis that identified, in an unvalidated assay, seven treatment-naïve castration resistant prostate cancer, or CRPC, patients in our Phase 2 clinical trial who had truncated androgen receptors with C-terminal loss. We believe that these data support our view that galeterone may be effective in patients without an intact ligand binding domain. There can be no assurance, however, that these data will be predictive of the success of ARMOR3-SV. ARMOR3-SV is the first clinical trial to evaluate galeterone in prospectively identified patients with AR-V7 and has a design that is different than the design of our Phase 2 clinical trial, including primary endpoints that, unlike our earlier trial, are not based on PSA. The failure of ARMOR3-SV to meet its efficacy and safety endpoints would have a material adverse impact on our ability to obtain approval for galeterone and on our business, financial condition and prospects.

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

In particular, because ARMOR3-SV is focused on AR-V7 positive mCRPC patients and we expect that only a small percentage of mCRPC patients are AR-V7 positive, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We expect that we may need to screen more than 1,500 patients to identify and enroll the target number of AR-V7 positive patients. Because we have no experience recruiting patients with AR-V7 for a clinical trial and the percentage of mCRPC patients with AR-V7 is subject to widely varying projections in published literature, we cannot be assured our projections for enrollment are accurate. In addition, the clinical trial assay developed for use to identify patients with AR-V7 has not previously been used in a clinical trial setting and its operation may differ from our expectations or be subject to operator variability. Patient enrollment in ARMOR3-SV may also be adversely affected by data that show little or no activity of Xtandi in patients with AR-V7 as patients in the trial will be randomized to the Xtandi arm and the trial will not provide for crossover to galeterone. Moreover, more AR-V7 positive patients than we anticipate may not meet the other eligibility criteria for participation in the trial. Patient enrollment delays in ARMOR3-SV or any of our other future clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for ARMOR3-SV would result in significant delays. Any significant delays or increases in costs of ARMOR3-SV could result in the need for us to obtain additional funding to complete the trial.

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

As of December 31, 2015, nine of the 121 patients enrolled in our Phase 2 clinical trial of galeterone experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient. To date, no adverse events have resulted in interruptions or delays of our clinical trials.

In order to develop and commercialize galeterone for the treatment of AR-V7 positive mCRPC patients, we will need to develop and commercialize a companion diagnostic test that can be used to identify these patients. If we or Qiagen are unable to successfully develop, commercialize and obtain approval for a companion diagnostic test, or if there are significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of galeterone.

We will need to develop and commercialize a companion diagnostic test that sensitively detects AR-V7 in order to seek approval of, and commercialize galeterone for AR-V7 positive mCRPC patients. We have entered into a collaboration with Qiagen to develop an AR-V7 specific clinical trial assay and a companion diagnostic test for use with galeterone to identify mCRPC patients with AR-V7. We have also discussed with the FDA our development strategy and plans for identifying AR-V7 in ARMOR3-SV, including our plans to develop the assay as a companion diagnostic test.

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

If we or Qiagen are unable to successfully develop and obtain approval of a companion diagnostic test, or experience delays in doing so:

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

We are focusing our initial development of galeterone on the treatment of AR-V7 positive mCRPC patients and plan to seek marketing and regulatory approvals for galeterone for this patient population. We also plan to develop galeterone for the treatment of other indications and patient populations in prostate cancer. In order to market and sell galeterone in the United States for these additional indications, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. There can be no assurance that we will be successful in obtaining FDA approval for additional indications for the use of galeterone. If we are unsuccessful in expanding the approved indications for the use of galeterone, the size of the commercial market for galeterone will be limited.

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

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either outsource these functions to third parties or develop an internal sales and marketing organization. If galeterone is approved in the United States, we intend to build a urology and oncology focused, specialty sales organization in the United States to support the commercialization of galeterone. We intend to commercialize galeterone outside the United States through collaborations with third parties. Such reliance on third parties to market our products, if approved, is risky as these parties may not perform satisfactorily or at all.

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

We are focusing our late-stage development of galeterone on the treatment of AR-V7 positive mCRPC patients. Based on their mechanisms of action, preclinical data and the data from investigator-initiated clinical trials conducted at several academic medical centers, we believe that Zytiga and Xtandi may be less responsive in patients whose androgen receptor is truncated and do not expect that other drugs in development with similar mechanisms of action will be responsive in this patient population. We expect, however, that other drugs with alternative mechanisms of action may be developed for this patient population.

We believe that galeterone may be well suited to treat other prostate cancer patient populations. If galeterone is approved for additional indications, it may compete with other commonly-used oral hormonal treatments being marketed, such as Zytiga and Xtandi, chemotherapeutic agents, or with drug candidates currently in development. Galeterone could compete in the future with products, marketed by several of the world’s largest and most experienced pharmaceutical companies. These companies have substantially more financial resources than we do and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved second-generation hormonal treatments in the United States for CRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

In addition, there are numerous prostate cancer products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. These include hormonal treatments such as Johnson & Johnson’s ARN-509, Orion Corporation’s ODM-201, Innocrin Pharmaceuticals Inc.’s VT-464 and Essa Pharma’s Inc.’s EPI-506. Other compounds that are not hormonal treatments in clinical development include Bavarian Nordic A/S’s Prostvac and AstraZeneca plc’s olaparib. If a therapy for prostate cancer were developed that targeted the C-terminal loss or AR-V7 patient populations or altered the standard of care for the treatment of mCRPC, such therapy could render galeterone irrelevant.

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

Failure of Qiagen to successfully develop or commercialize a companion diagnostic test for use with galeterone to identify AR-V7 positive mCRPC patients could harm our ability to commercialize galeterone.

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

We currently rely on a single third-party contract manufacturer, with which we do not have a long-term agreement, to supply us with the spray dried dispersion formulation of galeterone. If this third-party manufacturer fails to fulfill orders or should become unavailable to us for any reason, we likely would incur some delay in our clinical trials for galeterone and added costs and delays in identifying or qualifying such replacements. In addition, we may be unable to establish any agreements with such replacement manufacturers or to do so on acceptable terms or at all. Even if we could transfer manufacturing to a different third party, the shift would likely be expensive and time-consuming.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. As of December 31, 2015, we owned three issued U.S. patents, 15 U.S. provisional and non-provisional patent applications, three granted foreign patent and 46 foreign applications in our galeterone patent portfolio. We also had rights under our license agreements with UMB and Johns Hopkins to seven issued U.S. patents and 76 granted foreign patents as well as six U.S. patent applications and 23 foreign applications. Our owned and licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Upon the expiration of these patents, we, UMB and Johns Hopkins, as applicable, will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We also have an exclusive license from Johns Hopkins for patents and patent applications in the United States, Europe, and Canada covering methods of determining whether a subject may respond to androgen therapy, and methods of determining a subject’s risk of recurrence of hormone-refractory or hormone-naïve prostate cancer that are expected to expire in 2029. These patents applications may provide protection for an AR-V7 specific assay or a companion diagnostic test using this assay that we and Qiagen may develop and commercialize. However, these patent applications do not provide any protection for galeterone or for galeterone’s pharmaceutical formulations or uses.

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

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing approximately 66% of our common stock, based on the number of shares of our common stock outstanding as of December 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing approximately 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of December 31, 2015. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs.

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

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 per share and a low price of $4.93 per share for the period beginning September 17, 2014, our first day of trading on The NASDAQ Global Market, through February 29, 2016. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a public company, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our disclosure controls and procedures quarterly and the effectiveness of our internal control over financial reporting at the end of each fiscal year.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act are complex and require significant documentation, testing and possible remediation. These standards require that our audit committee be advised and regularly updated on management’s review of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain internal control over financial reporting adequate to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected, which could cause a decline in the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering, although circumstances could cause us to lose that status earlier. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We conduct our operations in leased facilities. We currently lease 15,981 square feet of office space in Boston, Massachusetts under a sublease agreement with Boston Private Wealth LLC. The sublease is subject and subordinate to a prime lease, dated October 5, 2010, with the prime landlord, 255 State Street, LLC. The sublease expires on December 31, 2016. However, if the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will immediately terminate and we will have no recourse against the sublandlord for such termination. Under the sublease, we are obligated to pay approximately $45,300 per month in lease payments through March 30, 2016 and, beginning on April 1, 2016, we are obligated to pay approximately $46,600 per month in lease payments through December 31, 2016.

In June 2015, we entered into a lease for our existing office space that effectively extends our current lease term from December 2016 until July 2018. Under this lease, we are obligated to pay approximately $69,900 per month in lease payments from January 2017 through July 2018.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “TKAI” on the NASDAQ Global Market and has been publicly traded since September 17, 2014. Prior to this time, there was no public market for our common stock The following table sets forth the high and low sales price of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Year ended December 31, 2014:
Third Quarter (beginning September 17, 2014)	$30.00	$15.10
Fourth Quarter	$17.87	$9.67
Year ended December 31, 2015:
First Quarter	$16.10	$11.10
Second Quarter	$14.45	$9.77
Third Quarter	$14.71	$9.95
Fourth Quarter	$12.93	$8.50

Holders of Our Common Stock

As of February 29, 2016, there were approximately 16 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from September 17, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 17, 2014, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

As of December 31, 2015, we estimate that we have used approximately $50.7 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 17, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the year ended December 31, 2012 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development (1)	32,638	14,577	12,201	7,370
General and administrative (1)	12,623	8,885	3,548	2,279

Total operating expenses	45,261	23,462	15,749	9,649

Loss from operations	(45,261)	(23,462)	(15,749)	(9,649)
Interest and other income (expense), net	174	166	24	—

Net loss	(45,087)	(23,296)	(15,725)	(9,649)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(94)	(34)

Net loss attributable to common stockholders	$(45,087)	$(23,296)	$(15,819)	$(9,683)

Net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(3.60)	$(38.02)	$(31.09)

Weighted average common shares outstanding, basic and diluted	22,484,343	6,469,289	416,037	311,474

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Research and development	$634	$552	$91	$87
General and administrative	2,267	1,556	147	123

	$2,901	$2,108	$238	$210

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and investments	$63,957	$105,256	$31,753	$11,691
Working capital	61,008	103,268	29,969	9,908
Total assets	67,974	107,744	32,287	11,962
Redeemable convertible preferred stock	—	—	85,345	49,845
Total stockholders’ equity (deficit)	61,724	103,501	(55,267)	(39,901)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for prostate cancer and other hormonally driven diseases. Our lead drug candidate, galeterone, is an oral small molecule that utilizes the mechanistic pathways of current second-generation androgen signaling inhibitors, while also introducing a distinct third mechanism – androgen receptor degradation. We are developing galeterone for the treatment of patients with metastatic castration resistant prostate cancer, or mCRPC.

We are conducting a pivotal Phase 3 clinical trial comparing galeterone to Xtandi® (enzalutamide) in approximately 148 treatment-naïve mCRPC patients whose prostate tumors express the AR-V7 splice variant. We refer to this clinical trial as ARMOR3-SV. We believe that the AR-V7 splice variant is the most common form of C-terminal loss, or the loss of the portion of the androgen receptor that contains the ligand-binding domain. C-terminal loss generally, and AR-V7 specifically, has been associated with poor responsiveness to commonly-used oral therapies for mCRPC. ARMOR3-SV is, to our knowledge, the first precision-medicine based pivotal clinical trial in prostate cancer. Selection of patients with AR-V7 is made using a clinical trial assay developed by our collaborator, Qiagen Manchester Limited, or Qiagen. We believe that the design of ARMOR3-SV is aligned with feedback that we obtained from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency. We expect to complete enrollment in ARMOR3-SV by the end of 2016 and to have top-line data available from the study by mid-2017. We have been given fast track designation by the FDA for galeterone for the treatment of mCRPC.

As of December 31, 2015, galeterone had been administered to over 250 prostate cancer patients and healthy volunteers in clinical trials. In these trials, which included patients whose tumor cells did not express AR-V7, galeterone was well tolerated and clinically meaningful reductions in levels of prostate specific antigen or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, were observed in prostate cancer patients. Therefore, and subject to the availability of resources, we anticipate expanding the clinical development of galeterone in other indications or patient populations.

We initially plan to conduct two additional open-label studies of galeterone in mCRPC patients who have shown resistance following treatment with either Xtandi or Zytiga® (abiraterone acetate). The first of these studies, which we anticipate initiating in the first half of 2016, is an expansion of an arm of our ongoing Phase 2 clinical trial of galeterone, referred to as ARMOR2, in mCRPC patients who have developed acquired resistance to Xtandi. The other study, which we also expect to initiate in the first half of 2016, is designed to evaluate galeterone in men whose mCRPC rapidly progressed after initial treatment with either Xtandi or Zytiga. We plan to evaluate all patients enrolled in this new Phase 2 clinical trial for the presence of AR-V7, but AR-V7 positive status is not a criterion for participation in this trial.

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

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $45.1 million for the year ended December 31, 2015, $23.3 million for the year ended December 31, 2014 and $15.7 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $131.4 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV and other clinical trials and non-clinical studies to support the submission of a new drug application, or NDA, to the FDA for galeterone for AR-V7 positive mCRPC;

•	develop a companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	conduct planned additional clinical trials of galeterone in mCRPC patients who have shown resistance following treatment with Xtandi or Zytiga;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer;

•	explore the use of galeterone for the treatment of other diseases that are associated with the androgen receptor signaling pathway;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

As of December 31, 2015, we had cash and investments of $64.0 million. We expect that our existing cash and investments will only be sufficient to enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2017. We will need to obtain substantial additional funding in order to complete the development of, and to commercialize, galeterone for patients with AR-V7 positive mCRPC and in other indications and patient populations, submit an NDA to the FDA for galeterone, conduct other clinical trials of galeterone, and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, include the following:

•	third-party contract costs relating to research, formulation and manufacturing, preclinical studies and clinical trial activities;

•	third-party contract costs relating to development of a companion diagnostic test for use with galeterone, including the AR-V7 clinical trial assay being used to identify eligible patients for ARMOR3-SV;

•	personnel costs, including salaries, related benefits and stock-based compensation for personnel engaged in research and development functions;

•	consulting fees paid to third parties;

•	costs related to compliance with regulatory requirements;

•	payments made under our third-party licensing agreements; and

•	allocated facility-related costs.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, payments made under our licensing agreements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses in the tables below. See “Results of Operations — Comparison of the Years Ended December 31, 2015 and 2014” and “— Comparison of the Years Ended December 31, 2014 and 2013.”

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $32.6 million for the year ended December 31, 2015, $14.6 million for the year ended December 31, 2014 and $12.2 million for the year ended December 31, 2013. We expect that our research and development expenses will continue to increase as we conduct ARMOR3-SV, other clinical trials and additional NDA-enabling activities for galeterone, and develop any future product candidates.

We are currently conducting ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone, and plan to expand our clinical development program for galeterone. We cannot determine with certainty the duration and completion costs of ARMOR3-SV or any future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including salaries, related benefits and stock-based compensation expense, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include professional fees for auditing, tax and legal services, including legal expenses to pursue protection of our intellectual property, pre-commercialization costs, insurance costs, travel expenses and allocated facility-related costs.

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

Income Taxes

Since our inception in 2004, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2015, we had federal and state net operating loss carryforwards of $27.9 million and $24.2 million respectively. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2030, respectively. We also had federal and state research and development tax credit carryforwards of $1.0 million and $0.4 million, respectively, as of December 31, 2015, which begin to expire in 2025 and 2023, respectively. Our federal and state net operating loss carryforwards do not yet include the effect of research and development expenses of $96.1 million that we have capitalized for income tax purposes as of December 31, 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	clinical research organizations in connection with clinical trials;

•	investigative sites or other providers in connection with clinical trials;

•	Qiagen in connection with the development of the AR-V7 clinical trial assay and companion diagnostic test;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple clinical research organizations and investigative sites that manage and conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. For the years ended December 31, 2015, 2014 and 2013, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to September 2014, we were a privately-held company and lacked company-specific historical and implied volatility information. Therefore, we estimated our expected volatility based on the historical volatility of our publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price following our initial public offering. The expected term assumption is based on the “simplified method” for estimating the expected term for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to U.S. Treasury bond yields at or near the time of grant for time periods similar to the expected term of the award. The relevant data used to determine the value of the stock option grants on a weighted average basis is as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.79%	1.83%	1.72%
Expected term (in years)	6.01	5.95	5.98
Expected volatility	74.2%	79.4%	79.7%
Expected dividend yield	0%	0%	0%

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

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	32,638	14,577	18,061
General and administrative	12,623	8,885	3,738

Total operating expenses	45,261	23,462	21,799

Loss from operations	(45,261)	(23,462)	(21,799)
Interest and other income (expense), net	174	166	8

Net loss	$(45,087)	$(23,296)	$(21,791)

Research and Development Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Galeterone for prostate cancer	$27,674	$10,970	$16,704
Other early-stage development programs and additional indications for galeterone	685	139	546
Unallocated research and development expenses	4,279	3,468	811

Total research and development expenses	$32,638	$14,577	$18,061

The increase in research and development expenses associated with our galeterone for prostate cancer program for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased costs of clinical trials of $10.4 million, costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test of $3.9 million, and increased manufacturing costs of $2.1 million. The increase in clinical trial costs was primarily related to the initiation of ARMOR3-SV during 2015, and costs associated with other clinical trials to support the submission of an NDA for galeterone. ARMOR3-SV costs included the purchase of Xtandi to be used in the trial for comparison against galeterone. Costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test included a fee paid for the exclusive right to have the circulating tumor cell enrichment technology used in the assay and companion diagnostic test. The increase in manufacturing costs was primarily due to a large purchase of raw materials during the year ended December 31, 2015 for use in the manufacture of registration lots and process validation activities required to support the submission of an NDA for galeterone. The increase in unallocated research and development expenses was primarily due to increased personnel related costs and facility costs as a result of increased headcount in our research and development function.

General and Administrative Expenses

	Year Ended December 31,

	2015	2014	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,671	$4,022	$1,649
Professional and consultant fees	4,793	3,863	930
Facility related and other	2,159	1,000	1,159

Total general and administrative expenses	$12,623	$8,885	$3,738

The increase in personnel related costs for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased headcount in our general and administrative function and an increase in overall compensation. Personnel related costs also increased in 2015 due to an increase in stock-based compensation expense of $0.7 million related to additional employee stock options granted and a higher value of our common stock. Professional and consultant fees increased in 2015 compared to 2014 primarily due to an increase of $2.0 million in patent costs and other fees associated with operating as a public company and costs associated with pre-commercialization activities, partially offset by a $1.1 million fee incurred in 2014 in connection with strategic and financial advisory services that was not incurred in 2015. Facility related and other costs increased primarily due to increased insurance premiums, facility costs related to our new office lease and other costs related to our growth and operating as a public company.

Interest and Other Income (Expense), net

For the year ended December 31, 2015, interest and other income (expense), net consisted primarily of interest on investments. For the year ended December 31, 2014, interest and other income (expense), net consisted primarily of the collection of a loan receivable which had been fully reserved for in prior years.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	14,577	12,201	2,376
General and administrative	8,885	3,548	5,337

Total operating expenses	23,462	15,749	7,713

Loss from operations	(23,462)	(15,749)	(7,713)
Interest and other income (expense), net	166	24	142

Net loss	$(23,296)	$(15,725)	$(7,571)

Research and Development Expenses

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Galeterone for prostate cancer	$10,970	$10,257	$713
Other early-stage development programs and additional indications for galeterone	139	40	99
Unallocated research and development expenses	3,468	1,904	1,564

Total research and development expenses	$14,577	$12,201	$2,376

The increase in research and development expenses associated with our galeterone for prostate cancer program for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to increased costs of clinical trials of $3.0 million and an increase of $0.1 million in costs related to non-clinical studies to support our galeterone for prostate cancer program, partially offset by decreased manufacturing costs of $2.3 million. The increase in clinical trial costs was due to an increased number of patients and sites in our ARMOR2 trial in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in manufacturing costs was due to higher costs incurred in 2013 to manufacture galeterone for use in our ARMOR2 trial and in anticipation of our planned pivotal Phase 3 clinical trial of galeterone, including a large purchase of raw materials in 2013. Manufacturing costs in 2013 also included costs related to the technology transfer of our manufacturing process to a new vendor. The increase in unallocated research and development expenses was due to increased personnel related costs, including stock-based compensation expense, as a result of increased headcount in our research and development function.

General and Administrative Expenses

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,022	$1,731	$2,291
Professional and consultant fees	3,863	1,392	2,471
Facility related and other	1,000	425	575

Total general and administrative expenses	$8,885	$3,548	$5,337

The increase in personnel related costs for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to stock-based compensation expense of $2.1 million compared to $0.2 million for the year ended December 31, 2013. The increase of $1.9 million in stock-based compensation expense was related to additional employee stock options and a higher value of our common stock, as well as $0.9 million recorded in the three months ended September 30, 2014 that was related to the vesting of a performance-based option grant upon the closing of our initial public offering in September 2014. Personnel related costs also increased as a result of increased headcount in our general and administrative function and an increase in overall compensation, partially offset by a decrease in personnel related costs due to severance paid to our former Chief Executive Officer in the year ended December 31, 2013. The increase in professional and consultant fees primarily consisted of a $1.1 million fee payable to a financial advisor upon the closing of our initial public offering in connection with strategic and financial advisory services unrelated to the offering and an increase in accounting, public relations and patent fees associated with ongoing business activities and our preparations to operate as a public company as well as consulting fees for an external market research study that was conducted in 2014. Facility related and other expenses increased primarily due to increased insurance costs of $0.2 million related to our being a public company, increased facility costs of $0.2 million to accommodate our additional employees and increased other taxes of $0.1 million.

Interest and Other Income (Expense), net

For the year ended December 31, 2014, interest and other income (expense), net consisted primarily of collection of a loan receivable from a former advisor, which had been fully reserved for in prior years.

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

Cash Flows

As of December 31, 2015, we had cash and cash equivalents of $24.0 million. We invest our cash equivalents in money market accounts in order to preserve principal.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(41,236)	$(21,121)	$(15,476)
Cash used in investing activities	(40,510)	(175)	(53)
Cash provided by financing activities	513	94,799	35,591

Net increase (decrease) in cash and cash equivalents	$(81,233)	$73,503	$20,062

Operating activities. During the year ended December 31, 2015, cash used in operating activities consisted of our net loss of $45.1 million, partially offset by net non-cash charges of $2.8 million and by net cash provided by changes in our operating assets and liabilities of $1.0 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of an increase in accounts payable and accrued expenses of $1.9 million, partially offset by an increase in prepaid expenses and other current assets of $1.0 million.

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

Investing activities. During the year ended December 31, 2015, net cash used in investing activities was primarily attributable to purchases of marketable securities of $39.9 million and purchases of property and equipment of $0.6 million primarily related to the purchase of lab equipment and computer equipment.

We used a small amount of cash during the years ended December 31, 2014 and 2013 related to purchases of property and equipment and to increase our restricted cash balance related to our corporate credit cards.

Financing activities. During the year ended December 31, 2015, net cash provided by financing activities was attributable to proceeds from the exercise of stock options and the repayment of notes receivable.

During the year ended December 31, 2014, net cash provided by financing activities was primarily due to proceeds, net of underwriting discounts and commissions, of $97.9 million from our initial public offering, partially offset by payments of $3.3 million of deferred offering costs related to our initial public offering that were paid during the period.

During the year ended December 31, 2013, net cash provided by financing activities was primarily due to net proceeds of $35.4 million from the sale and issuance of our Series E redeemable convertible preferred stock.

Capital Requirements

Galeterone is still in clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	conduct ARMOR3-SV and other clinical trials and non-clinical studies to support the submission of an NDA to the FDA for galeterone for AR-V7 positive mCRPC;

•	develop a companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	conduct planned additional clinical trials of galeterone in mCRPC patients who have shown resistance following treatment with Xtandi or Zytiga;

•	develop galeterone for the treatment of other indications and patient populations in prostate cancer;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of galeterone in the United States;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

As of December 31, 2015, we had cash and investments of $64.0 million. We expect that our existing cash and investments will only be sufficient to enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2017. We will need to obtain substantial additional funding in order to complete the development of, and to commercialize, galeterone for patients with AR-V7 positive mCRPC and in other indications and patient populations, submit an NDA to the FDA for galeterone, conduct other clinical trials of galeterone, and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

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

Our future capital requirements for galeterone will depend on many factors, including:

•	the progress and results of ARMOR3-SV and our efforts to complete the clinical development of galeterone and submit an NDA to the FDA and marketing authorization applications to regulatory authorities outside of the United States;

•	the progress and results of any additional clinical trials of galeterone that we decide to conduct in other indications and patient populations; including our planned trials in patients whose mCRPC has progressed after treatment with Xtandi and Zytiga;

•	the timing and outcome of regulatory review of galeterone for the treatment of AR-V7 positive mCRPC and in any other indication or patient population, and of any other future product candidates;

•	the progress and results of the development of a companion diagnostic test for use with galeterone in collaboration with Qiagen;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To this end, in October 2015, we filed and the SEC declared effective a shelf registration statement registering an aggregate of $150 million in various equity and debt securities. We have not issued or sold any securities under this registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that require liens to be placed on our property and include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our common stockholders’ ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market galeterone that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$1,883	$555	$1,328	$—	$—

Total (2) (3)	$1,883	$555	$1,328	$—	$—

(1) We lease our headquarters in Boston, Massachusetts under an operating lease through July 2018.

(2) We are party to license agreements with University of Maryland, Baltimore and the Johns Hopkins University and a collaboration agreement with Qiagen under which we are obligated to make future payments upon the achievement of certain contingent milestones or pay royalties upon selling a commercial product or sublicensing the licensed technology. We have not included these amounts in the table above as we cannot estimate or predict when, or if, these amounts will become due.

For further details regarding (1) and (2) above see Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on form 10-K.

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

Interest Rate Fluctuation Risk

Our cash and investments as of December 31, 2015 consisted of money market accounts, certificates of deposit and government bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tokai Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tokai Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tokai Pharmaceuticals, Inc. and its subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2016

Tokai Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$24,023	$105,256
Marketable securities	39,934	—
Prepaid expenses and other current assets	3,213	2,255

Total current assets	67,170	107,511
Property and equipment, net	489	33
Restricted cash	270	200
Other assets	45	—

Total assets	$67,974	$107,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,208	$765
Accrued expenses	4,954	3,478

Total current liabilities	6,162	4,243
Other long term liabilities	88	—

Total liabilities	6,250	4,243

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,597,144 and 22,382,340 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	23	22
Additional paid-in capital	193,194	189,830
Accumulated other comprehensive loss	(55)	—
Accumulated deficit	(131,438)	(86,351)

Total stockholders’ equity	61,724	103,501

Total liabilities and stockholders’ equity	$67,974	$107,744

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$—

Operating expenses:
Research and development	32,638	14,577	12,201
General and administrative	12,623	8,885	3,548

Total operating expenses	45,261	23,462	15,749

Loss from operations	(45,261)	(23,462)	(15,749)
Interest and other income (expense), net	174	166	24

Net loss	$(45,087)	$(23,296)	$(15,725)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(94)

Net loss attributable to common stockholders	$(45,087)	$(23,296)	$(15,819)

Net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(3.60)	$(38.02)

Weighted average common shares outstanding, basic and diluted	22,484,343	6,469,289	416,037

Comprehensive loss:
Net loss	$(45,087)	$(23,296)	$(15,725)
Other comprehensive loss:
Unrealized loss on marketable securities	(55)	—	—

Total other comprehensive loss	(55)	—	—

Total comprehensive loss	$(45,142)	$(23,296)	$(15,725)

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series A, B-1, B-2, C, D-1, D-2, D-3 and E Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Common Stock
	Shares	Amount	Shares	Amount
Balances at December 31, 2012	98,693,750	$49,845	464,633	$—	$7,429	$—	$(47,330)	$(39,901)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $94	56,892,391	35,406	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	157,804	—	215	—	—	215
Repurchase and forfeiture of unvested restricted stock	—	—	(129,145)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	238	—	—	238
Accretion of Series E redeemable convertible preferred stock to redemption value	—	94	—	—	(94)	—	—	(94)
Net loss	—	—	—	—	—	—	(15,725)	(15,725)

Balances at December 31, 2013	155,586,141	85,345	493,292	—	7,788	—	(63,055)	(55,267)
Issuance of common stock upon exercise of stock options	—	—	8,875	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	2,108	—	—	2,108
Conversion of preferred stock to common stock	(155,586,141)	(85,345)	14,860,173	15	85,330	—	—	85,345
Issuance of common stock upon initial public offering	—	—	7,020,000	7	97,922	—	—	97,929
Issuance costs	—	—	—	—	(3,334)	—	—	(3,334)
Net loss	—	—	—	—	—	—	(23,296)	(23,296)

Balances at December 31, 2014	—	—	22,382,340	22	189,830	—	(86,351)	103,501
Issuance of common stock upon exercise of stock options	—	—	201,153	1	463	—	—	464
Issuance of common stock upon vesting of restricted stock units	—	—	13,651	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,901	—	—	2,901
Unrealized loss on marketable securities	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	(45,087)	(45,087)

Balances at December 31, 2015	—	$—	22,597,144	$23	$193,194	$(55)	$(131,438)	$61,724

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(45,087)	$(23,296)	$(15,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,901	2,108	238
Depreciation expense	109	21	10
Release of reserve for loan to former advisor	(49)	(158)	—
Premium on purchase of marketable securities	(186)	—	—
Amortization of premium on marketable securities	72	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(958)	(1,830)	(190)
Accounts payable	443	760	(759)
Accrued expenses	1,476	1,274	950
Other assets	(45)	—	—
Other long-term liabilities	88	—	—

Net cash used in operating activities	(41,236)	(21,121)	(15,476)

Cash flows from investing activities:
Purchases of marketable securities	(39,875)	—	—
Purchases of property and equipment	(565)	(25)	(23)
Change in restricted cash	(70)	(150)	(30)

Net cash used in investing activities	(40,510)	(175)	(53)

Cash flows from financing activities:
Repayment of notes receivable	49	158	—
Proceeds from exercise of common stock options	464	16	215
Proceeds from initial public offering, net of underwriting discounts and commissions	—	97,929	—
Payments of initial public offering costs	—	(3,304)	(30)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	35,406

Net cash provided by financing activities	513	94,799	35,591

Net increase (decrease) in cash and cash equivalents	(81,233)	73,503	20,062
Cash and cash equivalents at beginning of period	105,256	31,753	11,691

Cash and cash equivalents at end of period	$24,023	$105,256	$31,753

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$(85,345)	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$94

The accompanying notes are an integral part of these consolidated financial statements.

Tokai Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Tokai Pharmaceuticals, Inc. (the “Company”) was incorporated on March 26, 2004 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of prostate cancer and other hormonally-driven diseases. The Company’s lead drug candidate, galeterone, is an oral small molecule that utilizes the mechanistic pathways of current second-generation androgen signaling inhibitors, while also introducing a distinct third mechanism – androgen receptor degradation. The Company is developing galeterone for the treatment of patients with metastatic castration resistant prostate cancer (“mCRPC”). Since its inception, the Company has devoted substantially all of its efforts to research and development, in-licensing technology and raising capital.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of December 31, 2015, the Company had an accumulated deficit of $131,438 and had cash and investments of $63,957. The Company believes its cash and investments balance as of December 31, 2015 will only be sufficient to enable it to fund planned operating expenses and capital expenditure requirements into the first half of 2017. The Company will need to obtain substantial additional funding in order to complete the development of, and to commercialize, galeterone for patients with AR-V7 positive mCRPC and in other indications and patient populations, submit an NDA to the FDA for galeterone, conduct other clinical trials of galeterone, and develop or commercialize any future product candidates. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce, terminate or eliminate its product development programs and commercialization efforts. The Company’s ability to generate product revenue and operating cash flow will depend heavily on the successful development and eventual commercialization of galeterone and other product candidates that it may develop in the future.

The accompanying consolidated financial statements and footnotes include Diotima Pharmaceuticals, Inc. (“Diotima”), a variable interest entity in which the Company had a variable financial interest and was the primary beneficiary but had no ownership interest. In 2010, the Company formed and incorporated Diotima. Diotima operated as a stand-alone company with limited activity through April 2014. In early 2014, the license agreements relating to the Diotima compounds were terminated. Additionally, in April 2014, the board of directors and stockholders of Diotima approved the dissolution of Diotima, and Diotima was dissolved. All significant intercompany balances and transactions between the Company and Diotima have been eliminated in consolidation. Expenses incurred by Diotima for the years ended December 31, 2014 and 2013 were $8 and $60, respectively.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at date of purchase to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest and other income (expense), net based on the specific identification method. The Company has classified its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company has all cash and cash equivalents and marketable securities’ balances at two accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

The Company is dependent on Qiagen Manchester Limited (“Qiagen”) to develop and commercialize a companion diagnostic test for use with galeterone to identify mCRPC patients with the AR-V7 splice variant. If Qiagen is unable to successfully develop and commercialize the companion diagnostic test, the development, approval and commercialization of galeterone could be adversely affected.

Fair Value Measurements

Certain assets and liabilities are carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method based upon estimated useful life as follows:

Years
Lab equipment	3
Computer equipment	3
Furniture and fixtures	5
Leasehold improvements	Shorter of life of lease or estimated useful life

Upon retirement or sale of property and equipment, the cost and related accumulated depreciation of such property and equipment disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

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

As part of the process of preparing consolidated financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with company personnel and outside vendors to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known to the Company at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	clinical research organizations in connection with clinical trials;

•	investigative sites or other providers in connection with clinical trials;

•	Qiagen in connection with the development of the AR-V7 clinical trial assay and companion diagnostic test;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple clinical research organizations and investigative sites that manage and conduct clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or amount of prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low in any particular period. For the years ended December 31, 2015, 2014 and 2013, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than- not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

As of December 31, 2015, the Company has early adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, issued by the Financial Accounting Standards Board (the “FASB”) in November 2015, which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The Company adopted this guidance retrospectively to all periods presented. As the Company had no current deferred tax assets or current tax liabilities on its consolidated balance sheet, the adoption of this guidance had no impact on the Company’s financial statements.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing novel proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. No revenue has been generated since inception. The Company holds tangible assets with a net book value of $175 in laboratories located outside of the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2015, the Company’s only element of other comprehensive loss was unrealized loss on marketable securities. For the years ended December 31, 2014 and 2013, there was no difference between net loss and comprehensive loss.

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

The following common stock equivalents outstanding as of December 31, 2015, 2014 and 2013 were excluded from the computation of diluted net loss per share for the years ended December 31, 2015, 2014 and 2013, because they had an anti-dilutive impact:

	December 31,
	2015	2014	2013
Stock options to purchase common stock	2,861,011	2,146,927	1,124,116
Restricted common stock units	40,953	54,604	—
Redeemable convertible preferred stock (as converted to common stock)	—	—	14,860,173

	2,901,964	2,201,531	15,984,289

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements  —  Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance relates to footnote disclosure only and the adoption will not impact the Company’s financial position, results of operations or liquidity.

3. Marketable Securities and Fair Value Measurements

As of December 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of Deposit (due within one year)	$13,709	$—	$—	$13,709
Certificates of Deposit (due after one year through two years)	1,178	—	—	1,178
United States Treasury Notes (due within one year)	22,596	—	(47)	22,549
United States Treasury Notes (due after one year through two years)	2,506	—	(8)	2,498

Total	$39,989	$—	$(55)	$39,934

The Company did not have marketable securities as of December 31, 2014.

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$18,361	$—	$18,361
Marketable securities:
Certificates of Deposit	—	14,887	—	14,887
United States Treasury Notes	—	25,047	—	25,047

Total	$—	$58,295	$—	$58,295

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$91,316	$—	$91,316

Total	$—	$91,316	$—	$91,316

The carrying values of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

4. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Lab equipment	$322	$—
Computer equipment	243	91
Leasehold improvements	66	—
Furniture and fixtures	23	—

	654	91
Less: Accumulated depreciation	(165)	(58)

	$489	$33

Depreciation expense was $109, $21 and $10 for the years ended December 31, 2015, 2014 and 2013, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued research and development expenses	$3,188	$1,853
Accrued payroll and related expenses	900	963
Accrued professional fees	699	497
Accrued other	167	165

	$4,954	$3,478

6. Redeemable Convertible Preferred Stock

Prior to the completion of its IPO in September 2014 (Note 7), the Company had outstanding Series A, Series B-1, Series B-2, Series C, Series D-1, Series D-2, Series D-3 and Series E redeemable convertible preferred stock (collectively, the “Redeemable Preferred Stock”). The Company classified the Redeemable Preferred Stock outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the Company’s control. In connection with the closing of the Company’s IPO, all of the Company’s outstanding Redeemable Preferred Stock automatically converted into common stock on a 10.47-for-1 basis. No Redeemable Preferred Stock was outstanding as of December 31, 2014 or 2015.

In May and October 2013, the Company issued an aggregate of 56,892,391 shares of Series E redeemable convertible preferred stock to existing and new investors at $0.62398475 per share for gross proceeds of $35,500. The Company incurred issuance costs of $94 in connection with the sale and issuance of these shares of Series E redeemable convertible preferred stock which were immediately accreted to the carrying value of the Series E redeemable convertible preferred stock.

7. Common Stock

On August 29, 2014, the Company effected a 1-for-10.47 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

On September 22, 2014, the Company completed an IPO of its common stock through the issuance and sale of 6,480,000 shares of common stock at a price to the public of $15.00 per share, resulting in net proceeds of $87,062 after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 14,860,173 shares of the Company’s common stock. On October 9, 2014, the Company issued and sold an additional 540,000 shares of its common stock at the public offering price of $15.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $7,533 after deducting underwriting discounts and commissions.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

8. Stock-Based Awards

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2014 Plan was 1,745,413 shares of common stock and may be increased by the number of shares under the 2007 Stock Incentive Plan (the “2007 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 1,800,000 shares of the Company’s common stock, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2015, 1,156,154 shares remained available for issuance under the 2014 Plan. The number of authorized shares reserved for issuance under the 2014 Plan was increased by 903,885 shares effective as of January 1, 2016.

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

During the years ended December 31, 2015, 2014 and 2013, the Company granted options to purchase 996,845, 1,039,155 and 786,537 shares of common stock, respectively, to certain employees, consultants and directors. The vesting of most of these awards is time-based and the restrictions typically lapse over three to four years.

2014 Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “ESPP”), an aggregate of 225,000 shares of the Company’s common stock are reserved for issuance. The number of shares of the Company’s common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year equal to the lesser of (1) 450,000 shares of the Company’s common stock, (2) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and (3) an amount determined by the Company’s board of directors. No offering periods have commenced under the ESPP and the number of shares reserved for issuance under the ESPP have not increased.

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

The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted average basis:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.79%	1.83%	1.72%
Expected term (in years)	6.01	5.95	5.98
Expected volatility	74.2%	79.4%	79.7%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity from January 1, 2015 through December 31, 2015:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of December 31, 2014	2,146,927	$5.54	8.6	$19,802
Granted	996,845	10.60
Exercised	(201,153)	2.31
Forfeited	(81,608)	4.27

Outstanding as of December 31, 2015	2,861,011	$7.57	8.3	$7,906

Options vested and expected to vest as of December 31, 2015	2,822,786	$7.52	8.2	$7,896
Options exercisable as of December 31, 2015	1,199,676	$4.10	7.0	$6,455

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2015 and 2014, of $8.72 and $14.74 per share, respectively, and the exercise prices of the options.

The weighted average grant date fair value of stock options granted was $6.94, $6.70 and $1.17 per share for the years ended December 31, 2015, 2014 and 2013, respectively.

The total intrinsic value of stock options exercised was $2,236, $35 and $33 for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Common Stock Units

The 2014 Plan provides for the award of restricted common stock units. The Company has granted restricted common stock units with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The table below summarizes the Company’s restricted stock unit activity from January 1, 2015 through December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock units as of December 31, 2014	54,604	$15.00
Issued	—	—
Vested	(13,651)	15.00
Forfeited	—	—

Unvested restricted common stock units as of December 31, 2015	40,953	$15.00

During 2014, the Company granted 54,604 restricted stock units with a fair value of $15.00 per share that are subject to time-based vesting conditions that lapse over four years. Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted have been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. As of December 31, 2015, the Company estimates that all shares of restricted stock units with an intrinsic value of $357 and a weighted average remaining contractual term of 2.67 years will ultimately vest. The Company did not grant restricted stock units in 2015 or 2013.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Year Ended December 31,
	2015	2014	2013
Research and development	$634	$552	$91
General and administrative	2,267	1,556	147

	$2,901	$2,108	$238

Stock-based compensation expense for the year ended December 31, 2014 includes $880 of stock-based compensation expense related to a performance-based option grant which vested during 2014.

As of December 31, 2015, the Company had an aggregate of $10,738 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.06 years.

9. Commitments and Contingencies

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

Prior to April 2015, the Company leased office space in Cambridge, Massachusetts, and obtained certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. The Company recorded exit costs of $133 included in rent expense during the year ended December 31, 2015 in connection with the termination of the Cambridge lease.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $835, $520 and $366, respectively, of rental expense related to office space.

As of December 31, 2015, future minimum lease payments under noncancelable office leases are as follows:

2016	$555
2017	839
2018	489

$1,883

Restricted Cash and Letters of Credit

As of December 31, 2015 and 2014, the Company held a money market account to collateralize a credit card account with its bank of $200, which was classified as restricted cash on the consolidated balance sheet as of December 31, 2015 and 2014. In connection with the new office lease entered into in 2015, the Company was required to maintain a letter of credit totaling $70 for the benefit of the landlord of the new lease. The landlord can draw against the letter of credit in the event of default by the Company. The Company holds $70 in a money market account to collateralize the letter of credit, which amount is also included in restricted cash on the balance sheet as of December 31, 2015.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under three amendments to the license agreement. The Company is obligated to pay UMB an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make an additional $50 milestone payment to UMB for each additional investigational new drug application filed for a licensed product and a $100 milestone payment upon the approval by the U.S. Food and Drug Administration of each new drug application (“NDA”) for a licensed product. Because none of these milestones have been achieved as of December 31, 2015, no liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of December 31, 2015, the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement, which was recognized as research and development expense during the year ended December 31, 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700 in the aggregate. During the year ended December 31, 2015, the Company expensed $50 related to the achievement of two of these milestones. The Company has not achieved any other milestones and therefore no additional liabilities for such milestone payments have been recorded in the Company’s consolidated financial statements.

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of December 31, 2015, the Company has not yet developed a commercial product using the licensed technologies.

Companion Diagnostic Development Agreement

In March 2015, the Company entered into a project work plan with Qiagen under a Master Collaboration Agreement, dated January 12, 2015, between the Company and Qiagen (together with the project work plan, the “CDx Agreement”). Pursuant to the CDx Agreement, Qiagen has agreed to develop and commercialize a companion diagnostic test for use with galeterone to identify mCRPC patients with the AR-V7 splice variant. Qiagen has also developed under the CDx Agreement a clinical trial assay for use in our pivotal Phase 3 clinical trial of galeterone in order to identify mCRPC patients whose tumor cells express AR-V7.

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

Subject to the terms of the CDx Agreement, the Company paid Qiagen a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the companion diagnostic test, which was recognized as research and development expense during the year ended December 31, 2015. The Company will also pay Qiagen fees for the development of the AR-V7 clinical trial assay and a contingent milestone payment of $1,000 upon Qiagen obtaining pre-market approval of the companion diagnostic test. Furthermore, the Company will reimburse Qiagen for certain direct out-of-pocket costs incurred by Qiagen, including for sample material. These amounts are subject to adjustment if the parties determine that changes in the scope of the development program are required. Following commercialization, the Company will have no further payment obligations to Qiagen under the Agreement. The Company will not, however, receive any revenues from future sales, if any, of the companion diagnostic test.

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

Advisor Agreement

The Company paid a financial advisor $1,053 upon the closing of its IPO in connection with strategic and financial advisory services unrelated to the offering. The Company recorded this amount as general and administrative expense in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2015.

10. Income Taxes

During the years ended December 31, 2015, 2014 and 2013, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Federal research and development tax credit	(0.5)	(0.9)	(0.7)
State taxes, net of federal benefit	(5.3)	(4.5)	(5.6)
Stock-based compensation expense	0.4	1.1	0.4
Other	0.1	0.2	0.1
Increase in deferred tax asset valuation allowance	39.3	38.1	39.8

Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Deferred tax assets:
Capitalized research and development expenses	$37,765	$24,945
Net operating loss carryforwards	10,224	6,292
Stock-based compensation	1,371	612
Research and development tax credit carryforwards	1,273	1,008
Accrued expenses	339	414
Other	56	1

Total gross deferred tax assets	51,028	33,272
Valuation allowance	(51,028)	(33,272)

Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2015, 2014 and 2013 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2015	2014	2013
Valuation allowance as of beginning of year	$33,272	$24,402	$18,138
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	17,756	8,870	6,264

Valuation allowance as of end of year	$51,028	$33,272	$24,402

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $27,900 and $24,200, respectively, which begin to expire in 2024 and 2030, respectively. As of December 31, 2015, the federal and state net operating loss carryforwards include $1,400 of deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is accounted for separately and is not included in the Company’s deferred tax assets. As of December 31, 2015, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $1,040 and $353, respectively, which begin to expire in 2025 and 2023, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2015 and 2014. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2015 or 2014.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

11. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, the Company has not made any contributions to the plan. Effective January 1, 2016, the Company has elected to make matching contributions for the plan year ending December 31, 2016 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s compensation.

12. Related Party Transactions

The Company had an outstanding loan to a former advisor comprised of unpaid principal and interest in the amount of $220 that was deemed uncollectable and as a result, was fully reserved for in 2007. In 2014, the Company started to receive repayment of this note. This loan was fully repaid in April 2015. The Company recorded $49 and $158 for the years ended December 31, 2015 and 2014, respectively, in interest and other income (expense), net, representing cash collected during those periods.

13. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Statements of Operations Data:
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(11,072)	(11,907)	(8,982)	(13,300)	(6,261)	(6,424)	(5,885)	(4,892)
Net loss	(11,017)	(11,853)	(8,957)	(13,260)	(6,208)	(6,390)	(5,851)	(4,847)
Basic and diluted net loss per share	$(0.49)	$(0.53)	$(0.40)	$(0.59)	$(0.28)	$(2.71)	$(11.68)	$(9.79)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting is effective.

As an emerging growth company, as defined under the terms of the Jobs Act of 2012, the Company’s independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by Novartis AG, of which Novartis BioVentures Ltd., which we consider to be our affiliate due to its stock ownership of our company, is an indirect wholly-owned subsidiary.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investors & Media — Corporate Governance” section of our website, www.tokaipharmaceuticals.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 93 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

TOKAI PHARMACEUTICALS, INC.

Date: March 10, 2016	By:	/s/ Jodie P. Morrison
Jodie P. Morrison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jodie P. Morrison Jodie P. Morrison	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ Lee H. Kalowski Lee H. Kalowski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2016

/s/ Seth L. Harrison Seth L. Harrison	Chairman of the Board	March 10, 2016

/s/ Timothy J. Barberich Timothy J. Barberich	Director	March 10, 2016

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	March 10, 2016

/s/ Cheryl L. Cohen Cheryl L. Cohen	Director	March 10, 2016

/s/ David A. Kessler David A. Kessler	Director	March 10, 2016

/s/ Joseph A. Yanchik III Joseph A. Yanchik III	Director	March 10, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.1	Fifth Amended and Restated Investor Rights Agreement, dated as of May 13, 2013, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.2+	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.3+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.4+	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.5+	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.6+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.7+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.8+	2014 Employee Stock Purchase Plan to (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.9+	Amended and Restated Employment Agreement, dated as of July 16, 2014, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.10+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.11+	Employment Agreement, dated as of January 30, 2014, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.12+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.13+	Employment Agreement, dated as of April 7, 2014, between the Registrant and Karen J. Ferrante, M.D. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.14+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Karen J. Ferrante (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.15+	Employment Agreement, dated as of August 21, 2014, between the Registrant and Lee H. Kalowski (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.16+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Lee H. Kalowski (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.17+†	Employment Letter, dated as of April 7, 2015, between the Registrant and Gerald E. Quirk. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on August 12, 2015)

10.18+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.19	Sublease Agreement, dated as of February 27, 2015, between the Registrant and Boston Private Wealth LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.20	Lease, executed on June 9, 2015, between the Registrant and 255 State Street LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on August 12, 2015)

10.21†	Master License Agreement, dated as of May 19, 2006, between the Registrant and the University of Maryland, Baltimore, as amended by First Amendment, dated as of March 3, 2009, Second Amendment, dated as of April 10, 2012, and Third Amendment, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.22†	License Agreement, dated as of January 9, 2015, between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.23†	Master Collaboration Agreement, dated January 12, 2015, between the Registrant and Qiagen Manchester Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on May 12, 2015)

12.1*	Calculation of Consolidated Ratios of Earnings to Fixed Charges and Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Indicates management contract or plan.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.