Form 10-Q
period 2016-06-30
Tokai Pharmaceuticals Inc
filed 2016-08-04
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016 there were 22,634,825 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the results of our analysis of the unblinded study data from ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone that we discontinued in July 2016 following the recommendation of the trial’s independent data monitoring committee, and our efforts to complete the clinical development of galeterone for patients with metastatic castration resistant prostate cancer, or mCRPC;

•	the anticipated expenses associated with a workforce reduction that we effected in July 2016 and other costs associated with the discontinuation of the ARMOR3-SV trial, as well as estimated cost savings from this workforce reduction and trial discontinuation;

•	the anticipated timing, cost and conduct of additional clinical trials of, and formulation development and manufacturing activities for, galeterone;

•	the development of any companion diagnostic test necessary for use with galeterone;

•	the development of galeterone for the treatment of prostate cancer or other indications or patient populations, and of any other future product candidates, including compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

Tokai Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$12,156	$24,023
Marketable securities	31,771	39,934
Prepaid expenses and other current assets	2,259	3,213

Total current assets	46,186	67,170
Property and equipment, net	401	489
Restricted cash	270	270
Other assets	—	45

Total assets	$46,857	$67,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,846	$1,208
Accrued expenses	5,971	4,954

Total current liabilities	7,817	6,162
Long-term liabilities	156	88

Total liabilities	7,973	6,250

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,634,825 and 22,597,144 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	195,245	193,194
Accumulated other comprehensive income (loss)	6	(55)
Accumulated deficit	(156,390)	(131,438)

Total stockholders’ equity	38,884	61,724

Total liabilities and stockholders’ equity	$46,857	$67,974

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	9,895	5,855	17,826	16,414
General and administrative	3,680	3,127	7,229	5,868

Total operating expenses	13,575	8,982	25,055	22,282

Loss from operations	(13,575)	(8,982)	(25,055)	(22,282)
Interest income and other income, net	49	25	103	65

Net loss	$(13,526)	$(8,957)	$(24,952)	$(22,217)

Net loss per share, basic and diluted	$(0.60)	$(0.40)	$(1.10)	$(0.99)

Weighted average common shares outstanding, basic and diluted	22,634,825	22,421,622	22,629,917	22,403,031

Comprehensive loss:
Net loss	$(13,526)	$(8,957)	$(24,952)	$(22,217)
Other comprehensive income:
Unrealized gains (losses) on marketable securities	11	(2)	61	(2)

Total other comprehensive income (loss)	11	(2)	61	(2)

Total comprehensive loss	$(13,515)	$(8,959)	$(24,891)	$(22,219)

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,952)	$(22,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,014	1,240
Depreciation expense	105	21
Release of reserve for loan to former advisor	—	(49)
Premium on purchase of marketable securities	(2)	(35)
Amortization of premium on marketable securities	76	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	999	(1,307)
Accounts payable	638	905
Accrued expenses	1,017	(636)
Other assets	—	(45)
Other long-term liabilities	68	13

Net cash used in operating activities	(20,037)	(22,109)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	8,650	—
Purchases of marketable securities	(500)	(24,078)
Purchases of property and equipment	(17)	(192)
Change in restricted cash	—	(70)

Net cash provided by (used in) investing activities	8,133	(24,340)

Cash flows from financing activities:
Repayment of notes receivable	—	49
Proceeds from exercise of common stock options	37	228

Net cash provided by financing activities	37	277

Net decrease in cash and cash equivalents	(11,867)	(46,172)
Cash and cash equivalents at beginning of period	24,023	105,256

Cash and cash equivalents at end of period	$12,156	$59,084

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$135

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Tokai Pharmaceuticals, Inc. (the “Company”) was incorporated on March 26, 2004 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of prostate cancer and other hormonally-driven diseases. The Company’s lead drug candidate, galeterone, is an oral small molecule that utilizes the mechanistic pathways of current second-generation androgen signaling inhibitors, while also introducing a distinct third mechanism – androgen receptor degradation. The Company is developing galeterone for the treatment of patients with metastatic castration resistant prostate cancer (“CRPC”). As further described in the Note 8, Subsequent Events, on July 26, 2016, the Company announced plans to discontinue ARMOR3-SV, its pivotal Phase 3 clinical trial of galeterone, following the recommendation made by the trial’s independent data monitoring committee. The Company plans to analyze the totality of the unblinded study data to evaluate potential paths forward for galeterone and the Company’s pipeline. Based on preliminary data reviewed to date, however, there is a substantial likelihood that the Company will not pursue the development of galeterone in AR-V7 positive CRPC in the future. On July 29, 2016, the Company announced a reduction of approximately 60% of its workforce. Since its inception, the Company has devoted substantially all of its efforts to research and development, in-licensing technology and raising capital.

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

There can be no assurance that the Company’s research and development activities will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and contracted service providers.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of June 30, 2016, the Company had an accumulated deficit of $156,390 and had cash and investments of $43,927. The Company is evaluating the sufficiency of its cash and investments to fund operations in light of the discontinuation of the ARMOR3-SV trial and reduction in workforce that were announced in July 2016. The Company is currently evaluating potential paths forward for galeterone and its pipeline, but expects its cash and investments balance to be sufficient to fund operations into at least the first half of 2017. The Company will need to obtain substantial additional funding in order to complete the development of, and to commercialize, galeterone for patients with CRPC, submit a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for galeterone, conduct other ongoing and planned clinical trials of galeterone, and develop or commercialize any future product candidates. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce, terminate or eliminate its product development programs and commercialization efforts. The Company’s ability to generate product revenue and operating cash flow will depend heavily on the successful development and eventual commercialization of galeterone and other product candidates that it may develop in the future.

The balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The accompanying unaudited financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2016. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 have been made. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

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

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income and other income, net based on the specific identification method. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

At June 30, 2016, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of Deposit (due within one year)	$9,980	$—	$—	$9,980
United States Treasury Notes (due within one year)	21,785	6	—	21,791

Total	$31,765	$6	$—	$31,771

At December 31, 2015, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of Deposit (due within one year)	$13,709	$—	$—	$13,709
Certificates of Deposit (due after one year through two years)	1,178	—	—	1,178
United States Treasury Notes (due within one year)	22,596	—	(47)	22,549
United States Treasury Notes (due after one year through two years)	2,506	—	(8)	2,498

Total	$39,989	$—	$(55)	$39,934

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$10,039	$—	$10,039
Marketable securities:
Certificates of Deposit	—	9,980	—	9,980
United States Treasury Notes	—	21,791	—	21,791

Total	$—	$41,810	$—	$41,810

	Fair Value Measurements at December 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$18,361	$—	$18,361
Marketable securities:
Certificates of Deposit	—	14,887	—	14,887
United States Treasury Notes	—	25,047	—	25,047

Total	$—	$58,295	$—	$58,295

The carrying values of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Because the inclusion of common share equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The following common share equivalents outstanding as of June 30, 2016 and 2015 were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because they had an anti-dilutive impact:

	June 30,	December 31,
	2016	2015

Stock options to purchase common stock	2,911,215	2,861,011
Unvested restricted common stock units	34,128	40,953

	2,945,343	2,901,964

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This standard will be effective for fiscal years ending after December 15, 2016. Early adoption is permitted. This guidance relates to footnote disclosure only and its adoption will not impact the Company’s financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for the first interim period within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on the Company’s financial position, results of operations and liquidity.

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015

Accrued research and development expenses	$4,506	$3,188
Accrued payroll and related expenses	934	900
Accrued professional fees	468	699
Accrued other	63	167

	$5,971	$4,954

4. Income Taxes

The Company did not provide for any income taxes in the six months ended June 30, 2016 or 2015. The Company had gross deferred tax assets of $51,028 at December 31, 2015, which increased by approximately $10,000 at June 30, 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at each of June 30, 2016 and December 31, 2015, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2016 or December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

5. Stock-Based Compensation

The Company grants stock-based awards under its 2014 Stock Incentive Plan and is authorized to issue, but has not issued as of June 30, 2016, common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock options under its 2007 Stock Incentive Plan, but is no longer granting awards under this plan. As of June 30, 2016, 1,978,979 shares of common stock were available for issuance under the 2014 Stock Incentive Plan. As of June 30, 2016, 225,000 shares of common stock were available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development	$194	$140	$405	$308
General and administrative	798	466	1,609	932

	$992	$606	$2,014	$1,240

6. Commitments and Contingencies

Leases

In February 2015, the Company entered into a sublease with a Massachusetts limited liability company (the “Sublandlord”) for 15,981 square feet of office space in Boston, Massachusetts. The sublease is subject and subordinate to a prime lease between the Sublandlord and the prime landlord. The term of the sublease commenced on April 1, 2015 and expires on December 31, 2016. If the term of the prime lease is terminated for any reason prior to the expiration or earlier termination of the sublease, the sublease will

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

terminate immediately and the Company will have no recourse against the Sublandlord for such termination. In June 2015, the Company entered into a lease (the “New Lease”) for the existing space with the prime landlord (the “Landlord”), which effectively extends the term until July 31, 2018. Payment escalations specified in the lease agreements are accrued such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

Prior to April 2015, the Company leased office space in Cambridge, Massachusetts, and obtained certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. The Company recorded exit costs of $133 in connection with the termination of the Cambridge lease, which are included in rent expense during the six months ended June 30, 2015.

During the three months ended June 30, 2016 and 2015, the Company recognized $174 and $181, respectively, of rental expense related to office space. During the six months ended June 30, 2016 and 2015, the Company recognized $347 and $487, respectively, of rental expense related to office space.

As of June 30, 2016, future minimum lease payments under noncancelable office leases were as follows:

Remainder of 2016	$280
2017	839
2018	489

$1,608

Restricted Cash and Letters of Credit

The Company held a money market account of $200 to collateralize a credit card account with its bank, which was classified as restricted cash on the balance sheet as of June 30, 2016 and December 31, 2015. The Company is required to maintain a letter of credit totaling $70 for the benefit of the Landlord of the New Lease. The Landlord can draw against the letter of credit in the event of default by the Company. The Company held $70 in a money market account to collateralize the letter of credit, which amount was also included in restricted cash on the balance sheet as of June 30, 2016 and December 31, 2015.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under four amendments to the license agreement. The Company is obligated to pay UMB an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make milestone payments of an additional $50 for the filing of each additional investigational new drug application filed for a licensed product, aggregate milestone payments of up to $150 associated with the development of a licensed product for a particular non-prostate disease indication, and a $100 milestone payment upon the approval by the FDA of each NDA for a licensed product. There were no milestones achieved during the six months ended June 30, 2016 or 2015.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of June 30, 2016 the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement, which was recognized as research and development expense during the six months ended June 30, 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700 in the aggregate. During the year ended December 31, 2015, the Company expensed $50 related to the achievement of two of these milestones. The Company has not achieved any other milestones and, therefore, no additional liabilities for such milestone payments have been recorded in the Company’s financial statements.

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of June 30, 2016, the Company has not yet developed a commercial product using the licensed technologies.

Companion Diagnostic Development Agreement

In March 2015, the Company entered into a project work plan with Qiagen Manchester Limited (“Qiagen”) under a Master Collaboration Agreement, dated January 12, 2015, between the Company and Qiagen (together with the project work plan, the “CDx Agreement”). Pursuant to the CDx Agreement, Qiagen has agreed to develop and commercialize a companion diagnostic test for use with galeterone to identify mCRPC patients with the AR-V7 splice variant. Qiagen has also developed under the CDx Agreement a clinical trial assay that was used in the Company’s pivotal Phase 3 clinical trial of galeterone in order to identify mCRPC patients whose tumor cells express AR-V7, and that may be used in future clinical trials of galeterone.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2016.

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

For the six months ended June 30, 2016, the Company made matching contributions of $91 for the plan year ending December 31, 2016.

8. Subsequent Events

On July 26, 2016, the Company announced its plan to discontinue the ARMOR3-SV clinical trial following the recommendation made by the trial’s independent data monitoring committee (“DMC”) on July 25, 2016. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive metastatic CRPC. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. The Company plans to analyze the totality of the unblinded study data in detail to evaluate potential paths forward for galeterone and the Company’s pipeline. Based on preliminary data reviewed to date, however, there is a substantial likelihood that the Company will not pursue the development of galeterone in AR-V7 positive CRPC in the future.

The Company also intends to evaluate its ongoing ARMOR2 expansion in mCRPC patients with acquired resistance to enzalutamide, and its planned study in patients who rapidly progress on either enzalutamide or abiraterone acetate. The Company will allow all patients currently enrolled in the ARMOR2 and ARMOR3-SV trials to continue on therapy following consultation with their physicians and study investigators.

On July 29, 2016, in connection with the discontinuation of ARMOR3-SV, the Company announced plans to reduce its workforce by approximately 60% and expects to incur a charge of approximately $1,300 related to severance, benefits and related costs, substantially all of which will be recorded in the third quarter of 2016.

On August 1, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Jodie P. Morrison and Lee H. Kalowski, entitled Vaibhav Doshi v. Tokai Pharmaceuticals, Inc., Jodie Pope Morrison and Lee H. Kalowski, No. 1:16-cv-06106. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 24, 2015 and July 25, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. The Company believes it has valid defenses, and intends to engage in a vigorous defense of the litigation. However, the Company is unable to predict the ultimate outcome of this action, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality thereof. An unexpected unfavorable resolution of this matter in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K that was filed with the SEC on March 10, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for prostate cancer and other hormonally driven diseases. Our lead drug candidate, galeterone, is an oral small molecule that utilizes the mechanistic pathways of current second-generation androgen signaling inhibitors, while also introducing a distinct third mechanism – androgen receptor degradation. We are developing galeterone for the treatment of patients with metastatic castration resistant prostate cancer, or CRPC.

In July 2016, we announced our plan to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial comparing galeterone to Xtandi® (enzalutamide) in treatment-naïve metastatic CRPC patients whose prostate tumors express the AR-V7 splice variant, following the recommendation made by the trial’s independent data monitoring committee, or the DMC, on July 25, 2016. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive metastatic CRPC. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. We plan to analyze the totality of the unblinded study data in detail to evaluate potential paths forward for galeterone and our pipeline. Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive CRPC in the future.

Galeterone has been well tolerated in prostate cancer patients and healthy volunteers in clinical trials to date. In these trials, which included patients whose tumor cells did not express AR-V7, clinically meaningful reductions in levels of prostate specific antigen or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy, have been observed in prostate cancer patients treated with galeterone. During the first half of 2016, we began enrolling patients in an expansion of an arm of our ongoing Phase 2 clinical trial of galeterone, referred to as ARMOR2, in mCRPC patients who have developed acquired resistance to Xtandi. We plan to evaluate this trial, as well as other planned clinical trials of galeterone, in light of the discontinuation of ARMOR3-SV. We have worldwide development and commercialization rights to galeterone.

We also have a drug discovery program, known as ARDA (Androgen Receptor Degradation Agents), under which we are identifying and developing novel compounds designed to have potent androgen receptor degradation activity. Our most advanced series of compounds from this program is currently in preclinical development. We plan to target compounds developed under our ARDA program for patients with androgen receptor signaling diseases, including prostate cancer, either alone or in combination with other products. We plan to evaluate the ARDA program in light of the discontinuation of ARMOR3-SV.

On July 29, 2016, in connection with the discontinuation of ARMOR3-SV, we announced plans to reduce our workforce by approximately 60% and expect to incur a charge of approximately $1.3 million related to severance, benefits and related costs, substantially all of which will be recorded in the third quarter of 2016.

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

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $25.0 million for the six months ended June 30, 2016 and $45.1 million for the year ended December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $156.4 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. We expect to continue to incur significant expenses for at least the next several years. If we determine to proceed with the development of galeterone and our other product candidates following the review of the unblinded study data from ARMOR3-SV, we anticipate that we will continue to incur significant expenses if and as we:

•	conduct clinical trials of galeterone in metastatic CRPC patients who have shown resistance following treatment with Xtandi or Zytiga® (abiraterone acetate) or conduct other clinical trials of galeterone or any other product candidates in the future;

•	develop any companion diagnostic test necessary for use with galeterone;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone or other product candidates;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

As of June 30, 2016, we had cash and investments of $43.9 million. We are evaluating the sufficiency of our cash and investments to fund operations in light of the discontinuation of the ARMOR3-SV trial and reduction in workforce that were announced in July 2016. We are currently evaluating potential paths forward for galeterone and our pipeline, but expect our cash and investments balance to be sufficient to fund operations into at least the first half of 2017. We will need to obtain substantial additional funding in order to complete the development of, and to commercialize, galeterone and planned clinical trials of galeterone, and develop or commercialize any future product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, include the following:

•	third-party contract costs relating to research, formulation and manufacturing, preclinical studies and clinical trial activities;

•	third-party contract costs relating to development of a companion diagnostic test for use with galeterone, including the AR-V7 clinical trial assay being used to identify eligible patients for ARMOR3-SV;

•	personnel costs, including salaries, related benefits and stock-based compensation for personnel engaged in research and development functions;

•	consulting fees paid to third parties;

•	costs related to compliance with regulatory requirements;

•	payments made under intellectual property license agreements with third parties; and

•	allocated facility-related costs.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, payments made under our license agreements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses in the tables below. See “Results of Operations.”

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $17.8 million for the six months ended June 30, 2016 and $16.4 million for the six months ended June 30, 2015. If we determine to proceed with the development of galeterone and our other product candidates following the review of the unblinded study data from ARMOR3-SV, we anticipate that we will continue to incur significant research and development expenses as we conduct clinical trials and NDA-enabling activities for galeterone or any future product candidates.

We recently announced our decision to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone, following the recommendation of the trial’s independent data monitoring committee, and we are evaluating our overall clinical development program for galeterone in light of the discontinuation of ARMOR3-SV. We cannot determine with certainty the duration and completion costs of any future clinical trials of galeterone, if any, or any future product candidates we develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of our ongoing clinical trials, as well as any additional clinical trials and other research and development activities that we may conduct;

•	future clinical trial results;

•	uncertainties in clinical trial design and patient enrollment rate;

•	significant and changing government regulation and regulatory guidance;

•	the timing and receipt of any regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of galeterone or any future product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, if we experience significant delays in patient enrollment in any of our clinical trials, if we are required to enroll more patients than we currently anticipate in order to complete any of our clinical trials, or if we are required to make any changes to the formulation of, or the manufacturing process for, a product candidate, we could be required to expend significant additional financial resources and time on the completion of development and receipt of regulatory approval.

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

Interest Income and Other Income, net

Interest income and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations. Interest income consists of interest earned on our cash and investments. Our interest income has not been significant due to low interest earned on invested balances.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	9,895	5,855	4,040
General and administrative	3,680	3,127	553

Total operating expenses	13,575	8,982	4,593

Loss from operations	(13,575)	(8,982)	(4,593)
Interest income and other income, net	49	25	24

Net loss	$(13,526)	$(8,957)	$(4,569)

Research and Development Expenses

	Three Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Galeterone for prostate cancer	$8,034	$4,748	$3,286
Other early-stage development programs and additional indications for galeterone	239	94	145
Unallocated research and development expenses	1,622	1,013	609

Total research and development expenses	$9,895	$5,855	$4,040

The increase in research and development expenses associated with our galeterone for prostate cancer program for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due primarily to an increase in costs of clinical trials of $1.5 million, increased manufacturing costs of $1.2 million and increased costs associated with the continued development of our AR-V7 clinical trial assay and companion diagnostic test of $0.7 million. The increase in clinical trial costs for the three months ended June 30, 2016 primarily related to ARMOR3-SV, which was initiated in the second quarter of 2015. The increase in manufacturing costs was primarily due to costs associated with the manufacturing process validation studies required to support the submission of an NDA for galeterone.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,005	$1,301	$704
Professional and consultant fees	1,137	1,271	(134)
Facility related and other	538	555	(17)

Total general and administrative expenses	$3,680	$3,127	$553

The increase in personnel related costs for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to an increase in headcount in the general and administrative function associated with operating as a public company, including an increase in stock-based compensation expense of $0.3 million.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	17,826	16,414	1,412
General and administrative	7,229	5,868	1,361

Total operating expenses	25,055	22,282	2,773

Loss from operations	(25,055)	(22,282)	(2,773)
Interest income and other income, net	103	65	38

Net loss	$(24,952)	$(22,217)	$(2,735)

Research and Development Expenses

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Galeterone for prostate cancer	$14,076	$14,020	$56
Other early-stage development programs and additional indications for galeterone	562	197	365
Unallocated research and development expenses	3,188	2,197	991

Total research and development expenses	$17,826	$16,414	$1,412

The increase in research and development expenses associated with our galeterone for prostate cancer program for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due primarily to an increase in costs of clinical trials of $2.1 million, partially offset by decreased costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test of $1.6 million and decreased manufacturing costs of $0.5 million. The increase in clinical trial costs for the six months ended June 30, 2016 was primarily related to ARMOR3-SV, which was initiated in the second quarter of 2015. Costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test for the six months ended June 30, 2015 included a one-time fee paid for the exclusive right to have the circulating tumor cell enrichment technology used in the assay and related companion diagnostic test. The decrease in manufacturing costs was primarily due to a large purchase of raw materials during the six months ended June 30, 2015 for use in manufacturing process optimization and validation studies required to support the submission of an NDA for galeterone. The increase in unallocated research and development expenses was primarily due to increased personnel related costs in our research and development function.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,931	$2,544	$1,387
Professional and consultant fees	2,226	2,245	(19)
Facility related and other	1,072	1,079	(7)

Total general and administrative expenses	$7,229	$5,868	$1,361

The increase in personnel related costs for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to an increase in headcount in the general and administrative function associated with operating as a public company, including an increase in stock-based compensation expense of $0.7 million.

Liquidity and Capital Resources

Since our inception in March 2004, we have not generated any revenue and have incurred recurring net losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that we will need additional capital to fund our operations, which we may obtain from additional financings, research funding, collaborations, contract and grant revenue or other sources.

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

Cash Flows

As of June 30, 2016, our principal sources of liquidity were cash and investments of $43.9 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(20,037)	$(22,109)
Cash provided by (used in) investing activities	8,133	(24,340)
Cash provided by financing activities	37	277

Net decrease in cash and cash equivalents	$(11,867)	$(46,172)

Operating activities. During the six months ended June 30, 2016, cash used in operating activities consisted of our net loss of $25.0 million, partially offset by net non-cash charges of $2.2 million and by net cash provided by changes in our operating assets and liabilities of $2.7 million. Our net non-cash charges during the period consisted almost entirely of stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of an increase in accounts payable and accrued expenses of $1.7 million and a decrease in prepaid expenses and other current assets of $1.0 million during the six months ended June 30, 2016.

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

Investing activities. During the six months ended June 30, 2016, proceeds from maturities of marketable securities was $8.7 million and purchases of marketable securities were $0.5 million. We used a small amount of cash during the six months ended June 30, 2016 related to purchases of property and equipment.

During the six months ended June 30, 2015, purchases of marketable securities were $24.1 million. During the six months ended June 30, 2015, purchases of property and equipment were $0.2 million primarily related to the purchase of lab equipment. Restricted cash increased by $0.1 million during the six months ended June 30, 2015 to secure a letter of credit for our new office lease.

Financing activities. During the six months ended June 30, 2016, net cash provided by financing activities was due to proceeds from the exercise of stock options. During the six months ended June 30, 2015, net cash provided by financing activities was due to the repayment of notes receivable and proceeds from the exercise of stock options.

Capital Requirements

Galeterone is still in clinical development. If we determine to proceed with the development of galeterone and our other product candidates following the review of the unblinded study data from ARMOR3-SV, we anticipate that we will continue to incur significant expenses if and as we:

•	conduct clinical trials of galeterone in metastatic CRPC patients who have shown resistance following treatment with Xtandi or Zytiga® (abiraterone acetate) or conduct other clinical trials of galeterone or any other product candidates in the future

•	develop any companion diagnostic test necessary for use with galeterone;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone or other product candidates;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

As of June 30, 2016, we had cash and investments of $43.9 million. We are evaluating the sufficiency of our cash and investments to fund operations in light of the discontinuation of the ARMOR3-SV trial and reduction in workforce that were announced in July 2016. We are currently evaluating potential paths forward for galeterone and our pipeline, but expect our cash and investments balance to be sufficient to fund operations into at least the first half of 2017. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

•	our determination regarding potential paths forward for galeterone and our pipeline programs;

•	our analysis of the available unblinded data from ARMOR3-SV;

•	the progress and results of ARMOR2 and any additional clinical trials of galeterone that we decide to conduct, including in our planned trial in patients whose metastatic CRPC has progressed after treatment with either Xtandi or Zytiga;

•	the timing and outcome of regulatory review of galeterone and of any other future product candidates;

•	the progress and results of the development of any companion diagnostic test required for use with galeterone;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Interest Rate Fluctuation Risk

Our cash and investments as of June 30, 2016 consisted of cash, money market accounts, certificates of deposit and government bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 1, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Jodie P. Morrison and Lee H. Kalowski, entitled Vaibhav Doshi v. Tokai Pharmaceuticals, Inc., Jodie Pope Morrison and Lee H. Kalowski, No. 1:16-cv-06106. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 24, 2015 and July 25, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. We believe we have valid defenses, and intend to engage in a vigorous defense of the litigation.

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

Since inception, we have incurred significant operating losses. Our net loss was $45.1 million for the year ended December 31, 2015, $23.3 million for the year ended December 31, 2014 and $15.7 million for the year ended December 31, 2013. As of June 30, 2016, we had an accumulated deficit of $156.4 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur expenses and operating losses for at least the next several years.

We have devoted a significant portion of our financial resources to the development of galeterone. In July 2016, we announced our plans to discontinue the ARMOR3-SV clinical trial, our pivotal Phase 3 study comparing galeterone to enzalutamide in treatment-naïve metastatic castration-resistant prostate cancer, or mCRPC, patients whose prostate tumors express AR-V7, following the recommendation of the trial’s independent Data Monitoring Committee, or DMC. We also announced our intention to evaluate our ongoing ARMOR2 expansion trial in mCRPC patients with acquired resistance to enzalutamide, our planned study in patients who rapidly progress on either enzalutamide or abiraterone acetate, and potential paths forward for our pipeline programs. As a result of this evaluation, we may determine to proceed with the clinical development of galeterone and our other pipeline programs, terminate the galeterone clinical development program and focus on our pipeline programs or to proceed in other strategic directions. Our determination as to our next steps will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future. In July 2016, we announced our plans to terminate the employment of approximately 60% of our workforce, in connection with the discontinuation of ARMOR3-SV and pending our determination regarding our next steps. We expect the reduction of our workforce will reduce our operating expenses by approximately $4.2 million on an annualized basis once the reduction is fully implemented.

If we determine to proceed with the development of galeterone or other pipeline programs, we anticipate that we will continue to incur significant expenses if and as we:

•	conduct clinical trials of galeterone in mCRPC patients who have shown resistance following treatment with Xtandi or Zytiga® (abiraterone acetate) or conduct other clinical trials of galeterone or any other product candidates in the future;

•	develop any companion diagnostic test necessary for use with galeterone;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	enter into agreements with third parties to manufacture galeterone or other product candidates;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential and market acceptance. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of galeterone and any of our future product candidates, obtaining marketing and regulatory approval for these product candidates, successfully developing a companion diagnostic test for use with galeterone, partnering with third parties to manufacture our product candidates in commercial quantities, marketing and selling those products for which we may obtain regulatory approval, and obtaining reimbursement from third-party payors. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

We will need substantial additional funding to continue our development of, and to commercialize, galeterone or any future product candidate, which funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce, terminate or eliminate product development programs.

As of June 30, 2016, we had cash and investments of approximately $43.9 million. We have devoted a significant portion of our cash resources to the development of galeterone and our ARMOR3-SV trial. We are currently evaluating potential paths forward for galeterone and our pipeline, but expect our cash and investments balance to be sufficient to fund operations into at least the first half of 2017. As part of any determination, we will consider how much of such efforts we will be able to fund with our existing cash and resources. We are also evaluating the sufficiency of our cash and investments to fund operations in light of the discontinuation of the ARMOR3-SV trial and reduction in workforce that were announced in July 2016. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	our determination regarding potential paths forward for galeterone and our pipeline programs;

•	our analysis of the available unblinded data from ARMOR3-SV;

•	the progress and results of ARMOR2 and any additional clinical trials of galeterone that we decide to conduct including our planned trials in patients whose mCRPC has progressed after treatment with Xtandi of Zytiga;

•	the timing and outcome of regulatory review of galeterone and of any other future product candidates;

•	the progress and results of the development of any companion diagnostic test required for use with galeterone;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We are evaluating potential paths forward for galeterone and our pipeline programs that could significantly impact our future operations and financial position.

We are in the process of evaluating potential paths forward for galeterone and our pipeline programs. This evaluation may result in changes to our current business strategy and future operations. As part of this process, we are reviewing alternatives with a goal of maximizing shareholder value. As a result of this process, we could determine to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or to continue to operate our business in accordance with our existing business strategy. Pending any decision to change strategic direction, we are continuing our research and development activities in accordance with our existing business strategy while managing our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

Risks Related to the Development and Regulatory Approval of Galeterone and Our Future Product Candidates

We have depended heavily on the success of our lead product candidate, galeterone, which was in clinical development for the treatment of AR-V7 positive mCRPC patients. Any failure to successfully develop galeterone or any future product candidates, or significant delays in doing so, would compromise our ability to generate revenue and become profitable.

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone. In July 2016, we announced that we plan to discontinue the ARMOR3-SV clinical trial following the recommendation made by the DMC. Based on a review of all safety and efficacy data, the DMC determined that the ARMOR3-SV trial will likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival, or rPFS, for galeterone versus Xtandi in AR-V7 positive mCRPC. We plan to analyze the totality of the unblinded study data in detail to evaluate potential paths forward for galeterone and our pipeline programs. Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future. As part of this analysis, we also intend to evaluate our ongoing ARMOR2 expansion in mCRPC patients with acquired resistance to Xtandi, and our planned study in patients who rapidly progress on either Xtandi or Zytiga.

If we determine to proceed with the development of galeterone, our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for mCRPC patients or for other indications or patient populations. In light of our plans to discontinue ARMOR3-SV, there is a significant risk that we will be unable to successfully develop galeterone.

The success of galeterone or other future product candidates will depend on several factors, including the following:

•	successfully completing clinical trials, including obtaining clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing galeterone and our future product candidates;

•	receiving marketing approvals for our products from the FDA and similar regulatory authorities outside the United States;

•	successfully developing any companion diagnostic test necessary for use with galeterone;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for galeterone or other product candidates, both in the United States and internationally;

•	establishing successful sales and marketing arrangements and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining commercial acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	obtaining and maintaining adequate reimbursement;

•	effectively competing with other therapies;

•	protecting our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize galeterone and our future product candidates, which would materially harm our business.

If clinical trials of galeterone and our future product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or are not otherwise successful, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of galeterone and our future product candidates.

Before obtaining regulatory approval for the sale of galeterone and our future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. For instance, in July 2016, we announced that we plan to discontinue ARMOR3-SV, following the recommendation made by the DMC. Based on a review of all safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in rPFS for galeterone versus Xtandi in AR-V7 positive mCRPC.

We are currently evaluating potential paths forward for galeterone and our pipeline programs, including whether to continue our ongoing ARMOR2 expansion trial and to proceed with other planned trials of galeterone and the development of our pipeline programs. Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future. If we are unable to successfully complete clinical trials or other testing of galeterone or our future product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety or efficacy concerns, we may:

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates. For instance, in July 2016, we announced our plan to discontinue our ARMOR3-SV clinical trial following the recommendation of the DMC. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include the following:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	preclinical studies and clinical trials of galeterone or our future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical or clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of galeterone or our future product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our failure to conduct our clinical trials in accordance with the FDA’s good clinical practices or applicable regulatory requirements in other countries;

•	we, or third party collaborators, are unable to develop a companion diagnostic test for use with galeterone or our future product candidates and obtain regulatory approval to market the test on a timely basis, or at all;

•	we may decide, or regulators or institutional review boards may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements,

•	a finding that the participants are being exposed to unacceptable health risks or the occurrence of serious adverse events associated with galeterone or our future product candidates;

•	the cost of clinical trials of galeterone and our future product candidates may be greater than we anticipate; and

•	the supply or quality of galeterone or our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate.

In addition, the patients recruited for clinical trials of our product candidates may have characteristics that are different than we expect and different than the clinical trials were designed for, which could adversely impact the results of the clinical trials. For example, our patients could develop genetic mutations that are not responsive or are otherwise resistant to galeterone.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our planned clinical trials will begin as planned, or whether our ongoing or planned clinical trials will need to be restructured or will be completed on schedule, or completed at all. In addition to additional costs, significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates.

Galeterone could ultimately prove to be ineffective or unsafe.

Galeterone has been administered to several hundred prostate cancer patients and healthy volunteers in clinical trials. Despite this experience, we have yet to fully explore the safety and efficacy of galeterone. In our clinical trials prior to ARMOR3-SV, galeterone had been well tolerated and had showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy. We recently discontinued ARMOR3-SV, following the recommendation by the DMC. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in rPFS for galeterone versus Xtandi in AR-V7 positive mCRPC. We plan to analyze the totality of the available unblinded data from ARMOR3-SV in detail as we evaluate potential paths forward for galeterone and our pipeline. Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future.

No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete, and success in early-stage clinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find from our analysis of the available data from ARMOR3-SV or otherwise that galeterone is not safe, or if its efficacy cannot be consistently demonstrated, we may not be able to commercialize, or may be required to cease distribution of, the product. Galeterone may also prove to be substantially identical or inferior to drugs already available, in which case the market for galeterone would be reduced or eliminated.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, or patients discontinue their participation in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to complete any of our ongoing clinical trials or any clinical trials we may conduct in the future if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, if we determine to proceed with the development of galeterone after analyzing the available unblinded data from ARMOR3-SV, our recent set back with ARMOR3-SV will likely negatively impact our ability to enroll patients in ongoing and future trials of galeterone.

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

As of June 30, 2016, nine of the 121 patients enrolled in ARMOR2 experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient. To date, no adverse events have resulted in interruptions or delays of our clinical trials. In addition, in making its recommendation with respect to ARMOR3-SV, the DMC did not cite any safety concerns with galeterone in the trial.

In order to develop and commercialize galeterone, we may need to develop and commercialize a companion diagnostic test that can be used to identify a defined subset of patients. If we or any third party collaborator we may engage are unable to successfully develop, commercialize and obtain approval for a companion diagnostic test, or if there are significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of galeterone.

If, as a result of our analysis of the available data from ARMOR3-SV or otherwise, we determine to continue to develop galeterone for a defined subset of patients, we would need to develop and commercialize a companion diagnostic test that sensitively detects the applicable biomarker in order to seek approval of, and commercialize galeterone.

We do not have experience or capabilities in developing, administering, obtaining regulatory approval for, or commercializing companion diagnostic tests and will need to rely in large part on third parties to perform these functions. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. We and our third party collaborator may encounter difficulties in developing, administering and obtaining approval for the companion diagnostic test, including issues relating to sample collection, selectivity, specificity, analytical validation, reproducibility or clinical validation.

If we or any of the third parties we engage to assist us are unable to successfully develop and obtain approval of a companion diagnostic test, or experience delays in doing so:

•	the development of galeterone for a defined subset of patients, or of any future product candidates that require a companion diagnostic, will be adversely affected;

•	galeterone or such future product candidates may not receive marketing approval on a timely basis or at all; and

•	we may not realize the full commercial potential of galeterone if, among other reasons, we are unable to appropriately identify patients.

If any of these events were to occur, our business would be materially harmed.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize galeterone, and our ability to generate revenue will be materially impaired.

Failure to obtain regulatory approval for galeterone for mCRPC patients or for other indications and patient populations, will prevent us from commercializing galeterone for those indications. Although our management team has experience filing and supporting applications necessary to gain regulatory approvals, we have yet to file for or obtain regulatory approval to market galeterone or any other product candidate in any jurisdiction. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

In the event we receive FDA approval for galeterone or any future product candidates, we will not be able to expand the indications for which such product is approved unless we receive FDA approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for the product.

We focused our initial development of galeterone on the treatment of AR-V7 positive mCRPC patients and planned to seek marketing and regulatory approvals for galeterone for this patient population. Based on our review of preliminary data from the ARMOR3-SV trial, we believe there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future. We are also evaluating our plan to develop galeterone for the treatment of other indications and patient populations in prostate cancer in light of the recent discontinuation of the ARMOR3-SV study. In order to market and sell galeterone in the United States for any additional indications or any future products or additional indications, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. There can be no assurance that we will be successful in obtaining FDA approval for additional indications for the use of galeterone. If we are unsuccessful in expanding the approved indications for the use of galeterone or any future products, the size of the commercial market for the product will be limited.

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

Even if galeterone or any future product candidate receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if galeterone or any future product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If such product does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of galeterone or any of our future product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If galeterone is approved for the treatment of CRPC, it may compete with other commonly-used oral hormonal treatments being marketed, such as Zytiga and Xtandi, chemotherapeutic agents, or with drug candidates currently in development. Galeterone could compete in the future with products, marketed by several of the world’s largest and most experienced pharmaceutical companies. These companies have substantially more financial resources than we do and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved second-generation hormonal treatments in the United States for CRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

If galeterone or any other product candidate that we may develop in the future is approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time-consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing processes, or cGMPs that are capable of manufacturing our product candidates. As a result, we may be unable to reach agreement with third-party manufacturers on satisfactory terms or at all, which could delay our commercialization.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. As of August 1, 2016, we owned and/or licensed 16 issued U.S. patents, 13 non-provisional patent applications, three pending International patent applications (PCTs), 77 granted foreign patents and 79 pending foreign applications in our galeterone patent portfolio. Our owned and/or licensed patents and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Upon the expiration of these patents, we, UMB and Johns Hopkins, as applicable, will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects. Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we and the inventors of the intellectual property for which we have submitted patent applications or in-license issued patents and applications, were the first to conceive of the inventions covered by such patents and pending patent applications or that we and those inventors were the first to file patent applications covering such inventions. Also, the patent protection of our numerous issued and pending patent applications may lapse before we manage to obtain commercial value from them, which might result in increased competition and materially affect our position in the market.

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

Claims that galeterone or any future product candidate or the manufacture, use or sale of galeterone or any future product candidate infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that the manufacture, use or sale of galeterone or any future product candidate, does not and will not infringe third-party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future.

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

In July 2016, we implemented a reduction in force, which impacted virtually all of our functions. As part of the reduction in force, Lee Kalowski, our Chief Financial Officer and Gerald Quirk, our Executive Vice President, Business Operations and General Counsel, will cease their employment with us at the end of August, 2016. In addition, Karen Ferrante, our Chief Medical Officer, plans to retire at the end of August, 2016. With any change in leadership and reduction in force, there is a risk to retention of employees, as well as the potential for disruption to business operations, initiatives, plans and strategies.

Recruiting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In July 2016, we implemented a reduction in force that reduced the number of our employees by approximately 60 percent to a total of 10 full-time equivalent employees. The reduction in force, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, the reduction in force may result in employees who were not affected by the reduction in force seeking alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing approximately 67% of our common stock, based on the number of shares of our common stock outstanding as of June 30, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing approximately 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of June 30, 2016. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs.

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

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 per share and a low price of $1.05 per share for the period beginning September 17, 2014, our first day of trading on The NASDAQ Global Market, through July 31, 2016. Our stock price experienced significant volatility in July 2016 after we announced our plan to discontinue our ARMOR3-SV trial. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	our analysis of available unblinded data from our ARMOR3-SV trial and our determination as to the potential paths forward in the development of galeterone and our pipeline programs;

•	results of clinical trials of galeterone and our future product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of galeterone or other future product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize galeterone or other future product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to galeterone or any of our future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In addition, pharmaceutical companies have experienced significant share price volatility in recent years, and securities class action litigation often follows a decline in the market price of a company’s securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

On August 1, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Jodie P. Morrison and Lee H. Kalowski, entitled Vaibhav Doshi v. Tokai Pharmaceuticals, Inc., Jodie Pope Morrison and Lee H. Kalowski, No. 1:16-cv-06106. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages in connection with the Company’s allegedly inflated stock price between June 24, 2015 and July 25, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. An unfavorable resolution of this matter may have a material adverse effect on our results of operations and cash flows.

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

As of June 30, 2016, we estimate that we have used approximately $70.7 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. Prior to our decision in July 2016 to discontinue the ARMOR3-SV clinical trial, there had been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 17, 2014 pursuant to Rule 424(b)(4) under the Securities Act. The Company is currently evaluating potential paths forward for galeterone and its pipeline in light of the discontinuation of ARMOR3-SV.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.

Date: August 4, 2016	By:	/s/ Lee H. Kalowski
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