Form 10-Q
period 2016-09-30
Tokai Pharmaceuticals Inc
filed 2016-11-03
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 there were 22,641,651 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	the results of our analysis of the unblinded study data from ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone that we announced our plan to discontinue in July 2016 following the recommendation of the trial’s independent data monitoring committee, and our efforts to complete the clinical development of galeterone for patients with metastatic castration resistant prostate cancer, or mCRPC;

•	the anticipated expenses associated with a workforce reduction that we effected in July 2016 and other costs associated with the discontinuation of the ARMOR3-SV trial, as well as estimated cost savings from this workforce reduction and trial discontinuation;

•	our board of directors’ review of strategic alternatives;

•	the anticipated timing, cost and conduct of additional clinical trials of, and formulation development and manufacturing activities for, galeterone;

•	the development of galeterone for the treatment of prostate cancer or other indications or patient populations, and of any other future product candidates, including compounds under our ARDA program that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Tokai Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$18,630	$24,023
Marketable securities	16,088	39,934
Prepaid expenses and other current assets	1,616	3,213

Total current assets	36,334	67,170
Property and equipment, net	117	489
Restricted cash	270	270
Other assets	—	45

Total assets	$36,721	$67,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$886	$1,208
Accrued expenses	5,458	4,954

Total current liabilities	6,344	6,162
Long-term liabilities	120	88

Total liabilities	6,464	6,250

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,641,651 and 22,597,144 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	195,891	193,194
Accumulated other comprehensive income (loss)	3	(55)
Accumulated deficit	(165,660)	(131,438)

Total stockholders’ equity	30,257	61,724

Total liabilities and stockholders’ equity	$36,721	$67,974

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	6,162	8,491	23,988	24,905
General and administrative	3,146	3,416	10,375	9,284

Total operating expenses	9,308	11,907	34,363	34,189

Loss from operations	(9,308)	(11,907)	(34,363)	(34,189)
Interest income and other income, net	38	54	141	119

Net loss	$(9,270)	$(11,853)	$(34,222)	$(34,070)

Net loss per share, basic and diluted	$(0.41)	$(0.53)	$(1.51)	$(1.52)

Weighted average common shares outstanding, basic and diluted	22,636,977	22,540,876	22,632,287	22,449,484

Comprehensive loss:
Net loss	$(9,270)	$(11,853)	$(34,222)	$(34,070)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(3)	10	58	8

Total other comprehensive income (loss)	(3)	10	58	8

Total comprehensive loss	$(9,273)	$(11,843)	$(34,164)	$(34,062)

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(34,222)	$(34,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,660	2,044
Depreciation expense	154	53
Impairment of property and equipment	235	—
Release of reserve for loan to former advisor	—	(49)
Premium on purchase of marketable securities	(2)	(186)
Amortization of premium on marketable securities	109	34
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,642	(1,507)
Accounts payable	(322)	887
Accrued expenses	504	429
Other assets	—	(45)
Other long-term liabilities	32	51

Net cash used in operating activities	(29,210)	(32,359)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	24,297	—
Purchases of marketable securities	(500)	(39,775)
Purchases of property and equipment	(17)	(349)
Change in restricted cash	—	(70)

Net cash provided by (used in) investing activities	23,780	(40,194)

Cash flows from financing activities:
Repayment of notes receivable	—	49
Proceeds from exercise of common stock options	37	416

Net cash provided by financing activities	37	465

Net decrease in cash and cash equivalents	(5,393)	(72,088)
Cash and cash equivalents at beginning of period	24,023	105,256

Cash and cash equivalents at end of period	$18,630	$33,168

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$98

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

In July 2016, the Company announced its plan to discontinue the ARMOR3-SV Phase 3 clinical trial of galeterone following the recommendation made by the trial’s independent data monitoring committee (“DMC”). The Company anticipates that all patients enrolled in the ARMOR3-SV clinical trial will discontinue treatment by the end of this year. The Company is analyzing the unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and its drug discovery program, known as the Androgen Receptor Degradation Agents (“ARDA”) program. Based on preliminary data reviewed to date, however, there is a substantial likelihood that the Company will not pursue the development of galeterone in AR-V7 positive metastatic castration resistant prostate cancer (“mCRPC”) in the future. Following the announcement regarding the discontinuation of the ARMOR3-SV trial, the Company reduced its workforce in the third quarter of 2016 by approximately 60% and incurred a charge of $1,200 during the three months ended September 30, 2016 related to the workforce reduction including severance, benefits and related costs of which $500 and $700 were recorded in research and development expenses and general and administrative expenses, respectively. The Company paid $300 of these costs during the three months ended September 30, 2016 and expects to pay $600 in the fourth quarter of 2016 and $300 in the first quarter of 2017. As of September 30, 2016, the Company had a balance of $900 in accrued expenses related to these severance, benefits and related costs.

In addition, in August 2016, the Company determined to discontinue enrollment in its ongoing Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi® (enzalutamide) and not to proceed with the planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga® (abiraterone acetate). While no new patients are being enrolled in the ARMOR 2 trial, the Company is continuing to follow the patients who remain in the ARMOR2 trial.

In September 2016, the Company announced that the board of directors had initiated a review of strategic alternatives that could result in changes to its business strategy and future operations. The objective of this review, which is being conducted in parallel with the review of development options for galeterone and the ARDA program, is to maximize shareholder value.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Galeterone, which is currently under development, and any product candidates that the Company may seek to develop in the future under the ARDA program or otherwise, will require significant additional research and development efforts, including extensive preclinical and clinical testing, formulation development and manufacturing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of September 30, 2016, the Company had an accumulated deficit of $165,660 and had cash and investments of $34,718. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, the Company expects its cash and investments as of September 30, 2016 to be sufficient to fund operations for at least the next twelve months. The Company is currently evaluating potential paths forward for galeterone and its ARDA program and is reviewing strategic alternatives. If the Company

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

determines to pursue an alternate strategy or engage in a strategic transaction, its future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by management. If the Company determines to further develop galeterone, proceed with its ARDA program, or both, substantial additional funding will be needed. Because of the significant uncertainty regarding its future plans, the Company is not able to accurately predict the impact of a potential change of the business strategy on future funding requirements. If the Company’s cash and investments are not sufficient to fund a revised strategy and the Company is unable to raise capital when needed or on acceptable terms, the Company may be forced to delay, reduce, terminate or eliminate its product development programs and its commercialization efforts.

The balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The accompanying unaudited financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2016. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been made. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

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

At September 30, 2016, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificates of Deposit (due within one year)	$5,579	$—	$—	$5,579
United States Treasury Notes (due within one year)	10,506	3	—	10,509

Total	$16,085	$3	$—	$16,088

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

At December 31, 2015 marketable securities by security type consisted of:

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

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Fair Value Measurements at September 30, 2016 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$13,113	$—	$13,113
Marketable securities:
Certificates of Deposit	—	5,579	—	5,579
United States Treasury Notes	—	10,509	—	10,509

Total	$—	$29,201	$—	$29,201

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

The following common share equivalents outstanding as of September 30, 2016 and 2015 were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because they had an anti-dilutive impact:

	September 30,	December 31,
	2016	2015
Stock options to purchase common stock	2,117,531	2,861,011
Unvested restricted common stock units	—	40,953

	2,117,531	2,901,964

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

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued research and development expenses	$3,565	$3,188
Accrued payroll and related expenses	1,045	900
Accrued professional fees	734	699
Accrued other	114	167

	$5,458	$4,954

4. Income Taxes

The Company did not provide for any income taxes in the nine months ended September 30, 2016 or 2015. The Company had gross deferred tax assets of $51,028 at December 31, 2015, which increased by approximately $13,000 at September 30, 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at each of September 30, 2016 and December 31, 2015, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2016 or December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

5. Stock-Based Compensation

The Company grants stock-based awards under its 2014 Stock Incentive Plan and is authorized to issue, but has not issued as of September 30, 2016, common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock options under its 2007 Stock Incentive Plan, but is no longer granting awards under this plan. As of September 30, 2016, 2,799,965 shares of common stock were available for issuance under the 2014 Stock Incentive Plan. As of September 30, 2016, 225,000 shares of common stock were available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$93	$156	$498	$464
General and administrative	553	648	2,162	1,580

	$646	$804	$2,660	$2,044

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

Prior to April 2015, the Company leased office space in Cambridge, Massachusetts, and obtained certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. The Company recorded exit costs of $133 in connection with the termination of the Cambridge lease, which are included in rent expense during the nine months ended September 30, 2015.

During each of the three months ended September 30, 2016 and 2015, the Company recognized $174 of rental expense related to office space. During the nine months ended September 30, 2016 and 2015, the Company recognized $521 and $661, respectively, of rental expense related to office space.

As of September 30, 2016, future minimum lease payments under noncancelable office leases were as follows:

Remainder of 2016	$140
2017	839
2018	489

$1,468

Restricted Cash and Letters of Credit

The Company held a money market account of $200 to collateralize a credit card account with its bank, which was classified as restricted cash on the balance sheet as of September 30, 2016 and December 31, 2015. The Company is required to maintain a letter of credit totaling $70 for the benefit of the Landlord of the New Lease. The Landlord can draw against the letter of credit in the event of default by the Company. The Company held $70 in a money market account to collateralize the letter of credit, which amount was also included in restricted cash on the balance sheet as of September 30, 2016 and December 31, 2015.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under four amendments to the license agreement. The Company is obligated to pay UMB an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make milestone payments of an additional $50 for the filing of each additional investigational new drug application filed for a licensed product, aggregate milestone payments of up to $150 associated with the development of a licensed product for a particular non-prostate disease indication, and a $100 milestone payment upon the approval by the U.S. Food and Drug Administration (“FDA”) of each new drug application (“NDA”) for a licensed product. There were no milestones achieved during the nine months ended September 30, 2016 or 2015.

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of September 30, 2016 the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement, which was recognized as research and development expense during the nine months ended September 30, 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700 in the aggregate. During the year ended December 31, 2015, the Company expensed $50 upon the achievement of two of these milestones. The Company has not achieved any other milestones and, therefore, no additional liabilities for such milestone payments have been recorded in the Company’s financial statements.

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of September 30, 2016, the Company has not yet developed a commercial product using the licensed technologies.

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

Subject to the terms of the CDx Agreement, the Company paid Qiagen a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the companion diagnostic test, which was recognized as research and development expense during the nine months ended September 30, 2015. The Company also paid Qiagen fees for the development of the AR-V7 clinical trial assay. On October 28, 2016, the Company and Qiagen entered into an agreement terminating the project work plan effective September 27, 2016. The Company is responsible for making a final payment of $1,099 to Qiagen at which time there will be no future financial obligations by the Company or Qiagen under the project work plan. The Company recorded research and development expense of $1,099 in the three and nine months ended September 30, 2016 related to this final payment to Qiagen, which amount is included in accrued expenses at September 30, 2016.

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company is unable to predict if any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows and has not accrued any material liabilities related to such possible obligations in its financial statements as of September 30, 2016.

Legal Proceedings

On August 1, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of Company securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about the Company’s clinical trials for its drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts.

On August 19, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the Company’s initial public offering (“IPO”), entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The lawsuit alleges that, in violation of the Securities Act of 1933 (“Securities Act”), the Company’s registration statement for its IPO made false and misleading statements and omissions about the Company’s clinical trials for galeterone. The plaintiff seeks to represent a class of purchasers of Company common stock in and/or traceable to the Company’s IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction.

On September 29, 2016, two purported stockholders of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the Company’s IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and the Company’s registration statement for its IPO made false and misleading statements and omissions about the Company’s clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of Company common stock in or traceable to the Company’s IPO as well as a class of purchasers of Company common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. The plaintiff in the Doshi Action has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes.

The Company believes it has valid defenses, and intends to engage in a vigorous defense of the litigation. However, the Company is unable to predict the ultimate outcome of these actions, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality thereof. An unexpected unfavorable resolution of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

For the nine months ended September 30, 2016, the Company made matching contributions of $119 for the plan year ending December 31, 2016.

8. Related Party Transaction

In September 21, 2016, the Company entered into a consulting agreement with Apple Tree Life Sciences, Inc. (“Apple Tree”) under which Apple Tree agreed to provide consulting, advisory and related services to and for the Company from time to time. There is no fee for these services except for reimbursement of out of pocket expenses. Affiliates of Apple Tree beneficially own approximately 35% of the Company, and Dr. Seth Harrison, a member of the Company’s board of directors, is a principal of Apple Tree.

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

In July 2016, we announced our plan to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial comparing galeterone to Xtandi® (enzalutamide) in treatment-naïve metastatic castration resistant prostate cancer, or mCRPC, patients whose prostate tumors express the AR-V7 splice variant, following the recommendation made by the trial’s independent data monitoring committee, or the DMC, in July 2016. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive mCRPC. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. We anticipate that all patients enrolled in the ARMOR3-SV clinical trial will discontinue treatment by the end of this year. We are analyzing the unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our drug discovery program, known as ARDA (Androgen Receptor Degradation Agents). Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future.

Following the announcement regarding the discontinuation of the ARMOR3-SV trial, in July 2016 we announced that our board of directors approved a plan to reduce the size of our workforce by approximately 60% to a total of 10 full-time equivalent employees. The workforce reduction, which was completed in September 2016, was designed to reduce our operating expenses while we conducted our review of development options for galeterone and our ARDA program. We incurred $1.2 million of expenses during the three months ended September 30, 2016 related to the workforce reduction including severance, benefits and related costs of which $0.5 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively. We paid $0.3 million of these costs during the three months ended September 30, 2016 and expect to pay $0.6 million in the fourth quarter of 2016, and $0.3 million in the first quarter of 2017.

In addition, in August 2016, we determined to discontinue enrollment in our ongoing Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi® (enzalutamide) and not to proceed with our planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga® (abiraterone acetate). While no new patients are being enrolled in the ARMOR 2 trial, we continue to follow the 11 patients who remain in the ARMOR2 trial as of October 31, 2016. In addition to our galeterone program, we also have our ARDA program, under which we are identifying and developing novel compounds designed to have potent androgen receptor degradation activity. Our most advanced series of compounds from this program are currently in preclinical development. We are evaluating the ARDA program in light of the discontinuation of the ARMOR3-SV clinical trial.

In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which is being conducted in parallel with our review of development options for galeterone and our ARDA program, our board of directors is reviewing alternatives with the goal of maximizing stockholder value. Potential strategic alternatives that we may explore and evaluate during this process include a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of company assets.

We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction, nor any assurances that we will determine to pursue a potential sale, strategic partnership, business combination or other such arrangement. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements.

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

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $34.2 million for the nine months ended September 30, 2016 and $45.1 million for the year ended December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $165.7 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. Following our review of development options, if we determine to further develop galeterone, proceed with our ARDA program, or both, we anticipate that we will continue to incur significant expenses if and as we:

•	conduct clinical trials with galeterone or any other product candidates in the future;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation under our ARDA program;

•	enter into agreements with third parties to manufacture galeterone or other product candidates;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

As of September 30, 2016, we had cash and investments of $34.7 million. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, we expect our cash and investments as of September 30, 2016 to be sufficient to fund operations for at least the next twelve months. We are currently evaluating potential paths forward for galeterone and our ARDA program and are reviewing strategic alternatives. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements. If our cash and investments are not sufficient to fund our approved strategy and we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, include the following:

•	third-party contract costs relating to research, formulation and manufacturing, preclinical studies and clinical trial activities;

•	third-party contract costs relating to development of a companion diagnostic test for use with galeterone, including the AR-V7 clinical trial used to identify eligible patients for ARMOR3-SV;

•	personnel costs, including salaries, related benefits and stock-based compensation for personnel engaged in research and development functions;

•	consulting fees paid to third parties;

•	costs related to compliance with regulatory requirements;

•	payments made under intellectual property license agreements with third parties; and

•	allocated facility-related costs.

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

Research and development activities have been central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $24.0 million for the nine months ended September 30, 2016 and $24.9 million for the nine months ended September 30, 2015. We anticipate that overall research and development expenses will decrease in the near future compared to prior periods due to the discontinuation of our ARMOR3-SV clinical trial and discontinuation of enrollment in our ARMOR2 expansion trial pending our review of potential paths forward for galeterone and our ARDA program. However, if we determine to further develop galeterone, proceed with our ARDA program, or both, following our review of development options, we anticipate that we would continue to incur significant research and development expenses as we conduct clinical trials and NDA-enabling activities for galeterone or future product candidates.

In July 2016 we announced our decision to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone, following the recommendation of the trial’s independent data monitoring committee and ceased enrollment in this trial. We are analyzing the unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. We cannot determine with certainty the duration and completion costs of any future clinical trials of galeterone, if any, or any future product candidates we develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

A change in the outcome of any of these variables with respect to the development of galeterone or any future product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, if we experience significant delays in patient enrollment in any of our clinical trials, if we are required to enroll more patients than we currently anticipate in order to complete any of our clinical trials, or if we are required to make any changes to the formulation of, or the manufacturing process for, a product candidate, we could be required to expend significant additional financial resources and time on the completion of development and receipt of regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	6,162	8,491	(2,329)
General and administrative	3,146	3,416	(270)

Total operating expenses	9,308	11,907	(2,599)

Loss from operations	(9,308)	(11,907)	2,599
Interest income and other income, net	38	54	(16)

Net loss	$(9,270)	$(11,853)	$2,583

Research and Development Expenses

	Three Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Galeterone for prostate cancer	$4,593	$7,161	$(2,568)
Other early-stage development programs and additional indications for galeterone	269	263	6
Unallocated research and development expenses	1,300	1,067	233

Total research and development expenses	$6,162	$8,491	$(2,329)

The decrease in research and development expenses associated with our galeterone for prostate cancer program for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due primarily to a decrease in the costs of clinical trials of $2.2 million and a decrease in manufacturing costs of $0.4 million, partially offset by increased costs associated with our AR-V7 clinical trial assay and companion diagnostic test of $0.3 million. The decrease in clinical trials was primarily due to the discontinuation of the ARMOR3-SV clinical trial announced in July 2016 following the recommendation of the trial’s independent data monitoring committee. The decrease in manufacturing costs was primarily due to higher costs in the prior year for process optimization and validation studies required to support the submission of a new drug application, or NDA for galeterone. The increased costs associated with our AR-V7 clinical trial assay and companion diagnostic test were primarily due to costs related to the wind down of the contract with the supplier as a result of the discontinuation of the ARMOR3-SV trial. The increase in unallocated research and development expenses was primarily due to an impairment charge of $0.2 million related to assets that had been used in the discontinued ARMOR3-SV trial and increased personnel related costs in our research and development function primarily related to severance costs as a result of the workforce reduction that occurred in the third quarter of 2016, partially offset by cost savings related to the workforce reduction.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,490	$1,551	$(61)
Professional and consultant fees	1,111	1,358	(247)
Facility related and other	545	507	38

Total general and administrative expenses	$3,146	$3,416	$(270)

The decrease in personnel related costs for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to cost savings as a result of the workforce reduction that occurred in the third quarter of 2016, partially offset by the severance costs related to the workforce reduction. The decrease in professional and consultant fees for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to a decrease in patent and pre-commercialization costs as a result of the trial discontinuation, partially offset by an increase in legal expenses primarily related to the outstanding litigation against us and certain of our directors and officers filed in the third quarter of 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	23,988	24,905	(917)
General and administrative	10,375	9,284	1,091

Total operating expenses	34,363	34,189	174

Loss from operations	(34,363)	(34,189)	(174)
Interest income and other income, net	141	119	22

Net loss	$(34,222)	$(34,070)	$(152)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Galeterone for prostate cancer	$18,669	$21,181	$(2,512)
Other early-stage development programs and additional indications for galeterone	831	460	371
Unallocated research and development expenses	4,488	3,264	1,224

Total research and development expenses	$23,988	$24,905	$(917)

The decrease in research and development expenses associated with our galeterone for prostate cancer program for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due primarily to decreased costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test of $1.4 million and decreased manufacturing costs of $0.9 million. Costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test for the nine months ended September 30, 2015 included a one-time fee paid for the exclusive right to have the circulating tumor cell enrichment technology used in the assay and related companion diagnostic test. The decrease in manufacturing costs primarily reflected a large purchase of raw materials during the nine months ended September 30, 2015 for use in manufacturing process optimization and validation studies required to support the submission of an NDA for galeterone. The increase in unallocated research and development expenses was primarily due to increased personnel related costs in our research and development function primarily related to severance costs as a result of the workforce reduction that occurred in the third quarter of 2016 as well as an impairment charge of $0.2 million related to assets that had been used in the discontinued ARMOR3-SV trial.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,421	$4,095	$1,326
Professional and consultant fees	3,337	3,603	(266)
Facility related and other	1,617	1,586	31

Total general and administrative expenses	$10,375	$9,284	$1,091

The increase in personnel related costs for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to an increase in headcount in the general and administrative function associated with operating as a public company, including an increase in stock-based compensation expense of $0.6 million as well as severance costs related to the workforce reduction that occurred in the third quarter of 2016. This was partially offset by cost savings as a result of this workforce reduction.

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

Cash Flows

As of September 30, 2016, our principal sources of liquidity were cash and investments of $34.7 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(29,210)	$(32,359)
Cash provided by (used in) investing activities	23,780	(40,194)
Cash provided by financing activities	37	465

Net decrease in cash and cash equivalents	$(5,393)	$(72,088)

Operating activities. During the nine months ended September 30, 2016, cash used in operating activities consisted of our net loss of $34.2 million, partially offset by net non-cash charges of $3.2 million and by net cash provided by changes in our operating assets and liabilities of $1.9 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in prepaid expenses and other current assets of $1.7 million during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, cash used in operating activities consisted of our net loss of $34.1 million, partially offset by net non-cash charges of $1.9 million. Our net non-cash charges during the period consisted almost entirely of stock-based compensation expense. Cash used in changes in our operating assets and liabilities consisted primarily of an increase in prepaid expenses and other current assets of $1.5 million, partially offset by a net increase in accounts payable and accrued expenses of $1.3 million.

Our prepaid expenses and other current assets and accounts payable and accrued expense balances have historically been affected by the volume of business and the timing of vendor invoicing and payments.

Investing activities. During the nine months ended September 30, 2016, proceeds from maturities of marketable securities was $24.3 million and purchases of marketable securities were $0.5 million. We used a small amount of cash during the nine months ended September 30, 2016 related to purchases of property and equipment.

During the nine months ended September 30, 2015, net cash used in investing activities was primarily attributable to purchases of marketable securities of $39.8 million and purchases of property and equipment of $0.3 million primarily related to the purchase of lab equipment.

Financing activities. During the nine months ended September 30, 2016, net cash provided by financing activities was due to proceeds from the exercise of stock options. During the nine months ended September 30, 2015, net cash provided by financing activities was attributable to proceeds from the exercise of stock options and the repayment of notes receivable.

Capital Requirements

Galeterone is still in clinical development. Following our review of development options, if we determine to further develop galeterone, proceed with our ARDA program, or both, we anticipate that we will continue to incur significant expenses if and as we:

•	conduct clinical trials of galeterone or any other product candidates in the future;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation under our ARDA program;

•	enter into agreements with third parties to manufacture galeterone or other product candidates;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

As of September 30, 2016, we had cash and investments of $34.7 million. In light of the discontinuation of the ARMOR3-SV trial and reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, we expect our cash and investments as of September 30, 2016 to be sufficient to fund operations for at least the next twelve months. We are currently evaluating potential paths forward for galeterone and our ARDA program and are reviewing strategic alternatives. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements. If our cash and investments are not sufficient to fund our approved strategy and we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the outcome of our board of directors’ review of our strategic alternatives;

•	our determination regarding potential paths forward for galeterone and our ARDA program;

•	our analysis of the available unblinded data from ARMOR3-SV;

•	the scope, progress and results of any additional clinical trials of galeterone that we decide to conduct;

•	the timing and outcome of regulatory review of galeterone and of any other future product candidates;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To this end, in October 2015, we filed and the Securities and Exchange Commission, or the SEC, declared effective a shelf registration statement registering an aggregate of $150 million in various equity and debt securities. We have not issued or sold any securities under this registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that require liens to be placed on our property and include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our common stockholders’ ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market galeterone that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On October 28, 2016, we agreed with Qiagen to terminate our project work plan. Upon making a final payment to Qiagen, we will have no further financial obligations to Qiagen. For further details see Commitments and Contingencies, of the Notes to the Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Fluctuation Risk

Our cash and investments as of September 30, 2016 consisted of cash, money market accounts, certificates of deposit and government bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against us, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of our securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about our clinical trials for our drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts.

On August 19, 2016, a purported stockholder filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, against us, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our initial public offering (“IPO”), entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The lawsuit alleges that, in violation of the Securities Act of 1933 (“Securities Act”), our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone. The plaintiff seeks to represent a class of purchasers of our common stock in and/or traceable to our IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction.

On September 29, 2016, two purported stockholders filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of our common stock in or traceable to our IPO as well as a class of purchasers of our common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. The plaintiff in the Doshi Action has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes.

We believe we have valid defenses, and intend to engage in a vigorous defense of the litigation. However, we are unable to predict the ultimate outcome of these actions, and, therefore cannot estimate possible losses or ranges of losses, if any, or the materiality thereof. An unexpected unfavorable resolution of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur losses and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $45.1 million for the year ended December 31, 2015, $23.3 million for the year ended December 31, 2014 and $15.7 million for the year ended December 31, 2013. As of September 30, 2016, we had an accumulated deficit of $165.7 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization.

We have devoted a significant portion of our financial resources to the development of galeterone. However, in July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial, our pivotal Phase 3 study comparing galeterone to Xtandi® (enzalutamide) in treatment-naïve metastatic castration-resistant prostate cancer, or mCRPC, patients whose prostate tumors express the AR-V7 splice variant, following the recommendation of the trial’s independent Data Monitoring Committee, or DMC, and ceased enrollment in this trial. In addition, in August 2016, we determined to discontinue enrollment in our ongoing Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi® (enzalutamide) and not to proceed with our planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga® (abiraterone acetate). We are analyzing the unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. As a result of this evaluation, we may determine to proceed with the clinical development of galeterone and our ARDA program, terminate the galeterone clinical development program and focus on our ARDA program or proceed in other strategic directions. Our determination as to our next steps will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which is being conducted in parallel with our review of development options for galeterone and our drug discovery program, known as ARDA (Androgen Receptor Degradation Agents), our board of directors is reviewing alternatives with the goal of maximizing stockholder value. Potential strategic alternatives that we may explore and evaluate during the ongoing review process include, among others, a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of corporate assets of the company.

If we determine to further develop galeterone, proceed with our ARDA program, or both, we anticipate that we will continue to incur significant expenses if and as we:

•	conduct clinical trials with galeterone or any other product candidates in the future;

•	identify and develop compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation under our ARDA program;

•	enter into agreements with third parties to manufacture galeterone or other product candidates;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential and market acceptance. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of galeterone and any of our future product candidates, obtaining marketing and regulatory approval for these product candidates, partnering with third parties to manufacture our product candidates in commercial quantities, marketing and selling those products for which we may obtain regulatory approval, and obtaining reimbursement from third-party payors. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

As of September 30, 2016, we had cash and investments of $34.7 million. We have devoted a significant portion of our cash resources to the development of galeterone and our ARMOR3-SV trial. However, in July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial. We are currently evaluating potential paths forward for galeterone and our ARDA program and are reviewing strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, our board of directors is reviewing alternatives with the goal of maximizing stockholder value. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict our future funding requirements.

Our future capital requirements will depend on many factors, including:

•	the outcome of our board of director’s review of our strategic alternatives;

•	our determination regarding potential paths forward for galeterone and our ARDA program;

•	our analysis of the available unblinded data from ARMOR3-SV clinical trial;

•	the scope, progress and results of any additional clinical trials of galeterone that we decide to conduct;

•	the timing and outcome of regulatory review of galeterone and of any other future product candidates;

•	the cost of commercialization activities, including product sales, marketing, manufacturing and distribution, for galeterone and our future product candidates for which we receive regulatory approval;

•	the development of future product candidates, including our plans to seek to acquire or in-license additional compounds or technologies;

•	revenue, if any, received from commercial sales of galeterone and any future product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute galeterone and any future product candidates outside the United States; and

•	the cost of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We are conducting a review of strategic alternatives for the company, including evaluating potential paths forward for galeterone and our ARDA program that could significantly impact our future operations and financial position.

In July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial. We are analyzing the unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which is being conducted in parallel with our review of development options for galeterone and our ARDA program, our board of directors is reviewing alternatives with the goal of maximizing stockholder value. Potential strategic alternatives that we may explore and evaluate during the ongoing review process include, among others, a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of corporate assets of the company. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. Pending any decision to change strategic direction, we have limited our research and development activities to manage our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

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

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone. In July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial following the recommendation made by the DMC. Based on a review of all safety and efficacy data, the DMC determined that the ARMOR3-SV trial will likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival, or rPFS, for galeterone versus Xtandi in AR-V7 positive mCRPC. We are analyzing the totality of the unblinded study data in detail to evaluate potential paths forward for galeterone and our ARDA program. Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will determine not to pursue the development of galeterone in AR-V7 positive mCRPC in the future. As part of this analysis, we also closed enrollment of our ARMOR2 expansion trial in mCRPC patients with acquired resistance to Xtandi, and announced our intention not to proceed with our planned study in patients who rapidly progress on either Xtandi or Zytiga.

If we determine to proceed with the development of galeterone, our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for mCRPC patients or for other indications or patient populations. In light of our plan to discontinue ARMOR3-SV, there is a significant risk that we will be unable to successfully develop galeterone.

The success of galeterone or other future product candidates, under our ARDA program or otherwise, will depend on several factors, including the following:

•	successfully completing clinical trials, including obtaining clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing galeterone and our future product candidates;

•	receiving marketing approvals for our products from the FDA and similar regulatory authorities outside the United States;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for galeterone or other product candidates under our ARDA program, both in the United States and internationally;

•	establishing successful sales and marketing arrangements and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining commercial acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	obtaining and maintaining adequate reimbursement;

•	effectively competing with other therapies;

•	protecting our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize galeterone and our future product candidates, which would materially harm our business.

If clinical trials of galeterone and our future product candidates, under our ARDA program or otherwise, fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or are not otherwise successful, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of galeterone and our future product candidates.

Before obtaining regulatory approval for the sale of galeterone and our future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. For instance, in July 2016, we announced that we plan to discontinue our ARMOR3-SV clinical trial, following the recommendation made by the DMC. Based on a review of all safety and efficacy data, the DMC determined that our ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in rPFS for galeterone versus Xtandi in AR-V7 positive mCRPC.

We have also closed enrollment in our ARMOR2 expansion trial in mCRPC patients with acquired resistance to enzalutamide and announced our intention not to proceed with our planned study in patients who rapidly progress on either Xtandi or Zytiga. We are currently evaluating potential paths forward for galeterone and our ARDA program. Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future. If we are unable to successfully complete clinical trials or other testing of galeterone or our future product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety or efficacy concerns, we may:

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

If we experience any of a number of possible unforeseen events in connection with our preclinical studies or clinical trials, our ability to conduct further clinical trials of, obtain regulatory approval of or commercialize galeterone or our future product candidates, under our ARDA program or otherwise, could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates, under our ARDA program or otherwise. For instance, in July 2016, we announced our plan to discontinue our ARMOR3-SV clinical trial following the recommendation of the DMC. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include the following:

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

Galeterone has been administered to several hundred prostate cancer patients and healthy volunteers in clinical trials. Despite this experience, we have yet to fully explore the safety and efficacy of galeterone. In our clinical trials prior to ARMOR3-SV, galeterone had been well tolerated and had showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy. In July 2016, we announced our plan to discontinue our ARMOR3-SV trial, following the recommendation by the DMC. Based on a review of all available safety and efficacy data, the DMC determined that our ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in rPFS for galeterone versus Xtandi in AR-V7 positive mCRPC. We are analyzing the totality of the available unblinded data from our ARMOR3-SV trial in detail as we evaluate potential paths forward for galeterone and our ARDA program. Based on preliminary data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future.

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

We may not be able to complete any clinical trials we may conduct in the future if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, if we determine to proceed with the development of galeterone after analyzing the available unblinded data from ARMOR3-SV, our recent set back with ARMOR3-SV will likely negatively impact our ability to enroll patients in ongoing and future trials of galeterone.

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

As of September 30, 2016, nine of the 126 patients enrolled in ARMOR2 experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient. To date, no adverse events have resulted in interruptions or delays of our clinical trials. In addition, in making its recommendation with respect to ARMOR3-SV, the DMC did not cite any safety concerns with galeterone in the trial.

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

We focused our development of galeterone on the treatment of AR-V7 positive mCRPC patients and planned to seek marketing and regulatory approvals for galeterone for this patient population. Based on our review of preliminary data from the ARMOR3-SV trial, we believe there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future. We are also evaluating our plan to develop galeterone for the treatment of other indications and patient populations in prostate cancer in light of the discontinuation of the ARMOR3-SV study. In order to market and sell galeterone in the United States for any additional indications or any future products or additional indications, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. There can be no assurance that we will be successful in obtaining FDA approval for additional indications for the use of galeterone. If we are unsuccessful in expanding the approved indications for the use of galeterone or any future products, the size of the commercial market for the product will be limited.

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

If galeterone is approved for the treatment of mCRPC, it may compete with other commonly-used oral hormonal treatments being marketed, such as Zytiga and Xtandi, chemotherapeutic agents, or with drug candidates currently in development. Galeterone could compete in the future with products, marketed by several of the world’s largest and most experienced pharmaceutical companies. These companies have substantially more financial resources than we do and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved second-generation hormonal treatments in the United States for mCRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for mCRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business.

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

We currently hold $10 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when we begin commercializing galeterone and our future product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for galeterone and other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. As of October 31, 2016, we owned and/or licensed 18 issued U.S. patents, 10 non-provisional patent applications, five pending International patent applications (PCTs), 88 granted foreign patents and 69 pending foreign applications in our galeterone patent portfolio. Our owned and/or licensed patents and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Upon the expiration of these patents, we, UMB and Johns Hopkins, as applicable, will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects. Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we and the inventors of the intellectual property for which we have submitted patent applications or in-license issued patents and applications, were the first to conceive of the inventions covered by such patents and pending patent applications or that we and those inventors were the first to file patent applications covering such inventions. Also, the patent protection of our numerous issued and pending patent applications may lapse before we manage to obtain commercial value from them, which might result in increased competition and materially affect our position in the market.

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

In addition, our third-party agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication.

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

In July 2016, we implemented a reduction in force, which impacted virtually all of our functions. As part of the reduction in force, Lee Kalowski, our former Chief Financial Officer, and Gerald Quirk, our former Executive Vice President, Business Operations and General Counsel, ceased their employment with us at the end of August 2016. In addition, Karen Ferrante, our former Chief Medical Officer, retired at the end of August 2016. With any change in leadership and reduction in force, there is a risk to retention of employees, as well as the potential for disruption to business operations, initiatives, plans and strategies.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing approximately 65% of our common stock, based on the number of shares of our common stock outstanding as of September 30, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing approximately 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of September 30, 2016. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs.

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

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 per share and a low price of $0.98 per share for the period beginning September 17, 2014, our first day of trading on The NASDAQ Global Market, through October 31, 2016. Our stock price experienced significant volatility in July 2016 after we announced our plan to discontinue our ARMOR3-SV clinical trial. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	our analysis of available unblinded data from our ARMOR3-SV trial and our determination as to the potential paths forward in the development of galeterone and our ARDA program;

•	results of clinical trials of galeterone and our future product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of galeterone or other future product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize galeterone or other future product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to galeterone or any of our future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In addition, pharmaceutical companies have experienced significant share price volatility in recent years, and securities class action litigation often follows a decline in the market price of a company’s securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

On August 1, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against us, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of our securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about our clinical trials for our drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts.

On August 19, 2016, a purported stockholder filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, against us, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our initial public offering (“IPO”), entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The lawsuit alleges that, in violation of the Securities Act of 1933 (“Securities Act”), our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone. The plaintiff seeks to represent a class of purchasers of our common stock in and/or traceable to our IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction.

On September 29, 2016, two purported stockholders filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of our common stock in or traceable to our IPO as well as a class of purchasers of our common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. The plaintiff in the Doshi Action has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes.

An unfavorable resolution of any of these matters may have a material adverse effect on our results of operations and cash flows.

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

As of September 30, 2016, we estimate that we have used approximately $79.9 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. Following our announcement in July 2016 to discontinue the ARMOR3-SV clinical trial, we are currently evaluating potential paths forward for galeterone and our ARDA program, and the potential use of the remaining net proceeds from our initial public offering.

Item 5. Other Information.

On October 28, 2016, we entered into an agreement with Qiagen terminating the project work plan effective September 27, 2016. We are responsible for making a final payment of $1.1 million to Qiagen at which time there will be no future financial obligations by us or Qiagen under the project work plan.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.
Date: November 3, 2016	By:	/s/ John S. McBride
John S. McBride
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014).

10.1*+	Consulting Agreement dated August 31, 2016 between the Registrant and Lee H. Kalowski

10.2*+	Consulting Agreement dated August 31, 2016 between the Registrant and Karen J. Ferrante

10.3*	Consulting Agreement dated September 21, 2016 between the Registrant and Apple Tree Life Sciences, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
+	Indicates management contract or plan.