Form 10-K
period 2016-12-31
Tokai Pharmaceuticals Inc
filed 2017-03-03
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $53,968,136, based on the last reported sale price of such stock on the NASDAQ Global Market as of such date.

As of January 31, 2017, the registrant had 22,641,651 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2016, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•	our board of directors’ review of strategic alternatives and our pending transaction with Otic Pharma Ltd as a result of such review;

•	the results of our analysis of the unblinded study data from ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone that we announced our plan to discontinue in July 2016 following the recommendation of the trial’s independent data monitoring committee, and our evaluation of potential paths forward for galeterone and our ARDA program;

•	the anticipated expenses associated with a workforce reduction that we effected in July 2016 and other costs associated with the discontinuation of the ARMOR3-SV trial, as well as estimated cost savings from this workforce reduction and trial discontinuation;

•	the anticipated timing, cost and conduct of additional clinical trials of, and formulation development and manufacturing activities for, galeterone;

•	the development of galeterone for the treatment of prostate cancer or other indications or patient populations, and of any other future product candidates, including compounds under our ARDA program that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to seek to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into. Any forward-looking statements that we make in this Annual Report on Form 10-K speak only as of the date of such statement.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for prostate cancer and other hormonally driven diseases. We have focused substantially all of our research and development efforts on the development of galeterone, an oral small molecule, including clinical trials of galeterone for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC. We also have a drug discovery program, known as ARDA (androgen receptor degradation agents), under which we identified novel compounds for patients with androgen receptor signaling diseases, including prostate cancer.

In July 2016, we announced our plan to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial comparing galeterone to Xtandi ® (enzalutamide) in treatment-naïve mCRPC patients whose prostate tumors express the AR-V7 splice variant, following the recommendation made by the trial’s independent data monitoring committee, or DMC, in July 2016. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive mCRPC. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. All patients enrolled in the ARMOR3-SV clinical trial have discontinued treatment.

In addition, in August 2016, we determined to discontinue enrollment in our Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi and not to proceed with our planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga ® (abiraterone acetate). Ten patients in the ARMOR2 trial continue treatment as of January 31, 2017.

Following the announcement regarding the discontinuation of the ARMOR3-SV trial, in July 2016 we announced that our board of directors approved a plan to reduce the size of our workforce by approximately 60% to a total of 10 full-time equivalent employees. The workforce reduction, which was completed in September 2016, was designed to reduce our operating expenses while we conducted a review of development options for galeterone and the ARDA program. As of January 31, 2017, we had eight full-time employees.

In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which was conducted in parallel with a review of development options for galeterone and the ARDA program, our board determined to review alternatives with the goal of maximizing stockholder value, including potentially a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of company assets.

On December 21, 2016, we entered into a Share Purchase Agreement, or Share Purchase Agreement, with Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel, or Otic, and the shareholders of Otic named therein, or the Selling Shareholders, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Share Purchase Agreement, each Selling Shareholder agreed to sell to us, and we agreed to purchase from each Selling Shareholder, all of the ordinary and preferred shares of Otic, the Otic Shares, owned by such Selling Shareholder. We refer to our acquisition of all the outstanding equity of Otic as the Otic Transaction. We amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of our common stock among the Selling Shareholders and to extend to May 31, 2017, the date after which we or Otic may terminate the Share Purchase Agreement.

Subject to the terms and conditions of the Share Purchase Agreement, at the closing of the Otic Transaction, the Selling Shareholders will collectively receive up to 36,911,631 shares of our common stock, assuming that all of Otic’s outstanding options and warrants are exercised prior to closing. Immediately following the closing of the Otic Transaction, the Selling Shareholders are expected to own approximately 60% of our outstanding common stock (62% if all of Otic’s outstanding options and warrants are exercised prior to closing).

We, Otic and the Selling Shareholders have agreed to customary representations, warranties and covenants in the Share Purchase Agreement including, among others, covenants relating to (1) using commercially reasonable efforts to obtain the requisite approvals of our stockholders to the Tokai Voting Proposal described below, (2) non-solicitation of competing acquisition proposals by each of us and Otic, (3) our use of commercially reasonable efforts to maintain the existing listing of our common stock on The NASDAQ Stock Market, Inc., or NASDAQ, (4) ours and Otic’s conduct of ours and its respective businesses during the period between the date of signing the Share Purchase Agreement and the closing of the Otic Transaction and (5) restrictions on our ability to make any capital expenditures or other expenditures, other than those contemplated by our financial model provided to Otic on the date of the Share Purchase Agreement.

Consummation of the Otic Transaction is subject to certain closing conditions, including, among other things, (1) approval by the our stockholders in accordance with applicable NASDAQ rules of the issuance of the shares of our common stock in the Otic Transaction, which we refer to as the Tokai Voting Proposal, (2) the absence of any order or injunction preventing the consummation of the Otic Transaction or any legal requirement that makes the consummation of the Otic Transaction illegal, (3) the approval by NASDAQ of the NASDAQ Listing Application—For Companies Conducting a Business Combination that Results in a Change of Control with respect to the shares of our common stock to be issued in connection with the Otic Transaction and (4) obtaining certain governmental authorizations or consents, including certain Israeli tax rulings. Each party’s obligation to consummate the Otic Transaction is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct as of the date of the Share Purchase Agreement and as of the closing date of the Otic Transaction, generally subject to an overall material adverse effect qualification, and (2) the performance in all material respects by the other party of its obligations under the Share Purchase Agreement. The Share Purchase Agreement contains certain termination rights for both us and Otic, and further provides that, upon termination of the Share Purchase Agreement under specified circumstances, we may be required to pay Otic a termination fee of $1 million, or Otic may be required to pay us a termination fee of $1.5 million.

Under the Share Purchase Agreement, we agreed that promptly following the closing of the Otic Transaction, we would take all action necessary to fix the number of members of our board of directors at seven; to cause to be elected to our board of directors four persons identified by Otic, who are each reasonably acceptable to the Company; and to cause (i) the resignations of three members of our board of directors or (ii) the resignations of four members of our board of directors, and the election of one person identified by us, who is reasonably acceptable to Otic. In addition, we have agreed to take all action necessary to cause the persons identified by Otic to be appointed as executive officers of Tokai.

Upon consummation of the Otic Transaction, we will change our name to OticPharma, Inc. In addition, we intend to seek stockholder approval to effect a reverse split of our common stock at a ratio that we will determine, which is intended to ensure that the listing requirements of NASDAQ are satisfied.

Also in connection with the Share Purchase Agreement, our directors and certain entities affiliated with Apple Tree Partners holding in the aggregate approximately 36.3% of our outstanding common stock as of the date of the Share Purchase Agreement have each entered into a support agreement in favor of Otic, or the Support Agreement. The Support Agreement places certain restrictions on the transfer of the shares of our common stock held by the respective signatories thereto and covenants on the voting of such shares in favor of approving the Tokai Voting Proposal and against any actions that could adversely affect the consummation of the Otic Transaction.

In addition, we have entered into a commitment letter with Otic and certain purchasers set forth therein under which the purchasers have agreed to invest up to $7.0 million of new capital in Otic and/or Tokai prior to or upon the closing of the Otic Transaction. Pursuant to the commitment letter, on January 31, 2017 we entered into a stock purchase agreement with the purchasers under the commitment letter under which such purchasers agreed to purchase 3,603,601 shares of our common stock at a price of $1.11 per share. The purchase and sale of our common stock pursuant to this stock purchase agreement will occur at the time of the closing of the Otic Transaction. The remaining $3.0 million will be invested in Otic prior to the closing of the Otic Transaction through the exercise of outstanding warrants.

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

Prior to 2010, the next line of treatment for patients who became resistant to treatment with LHRH analogs and anti-androgens was chemotherapy and there were no effective FDA-approved treatments for CRPC patients following chemotherapy. Since 2010, the U.S. Food and Drug Administration, or the FDA has approved five new agents for the treatment of patients with CRPC. Of these new agents, the two with the highest worldwide sales in 2016 were Zytiga and Xtandi. Zytiga and Xtandi are members of a class of new oral drugs that act by disrupting the androgen receptor signaling pathway. Zytiga disrupts the androgen receptor signaling pathway by inhibiting CYP17 and reducing production of testosterone in the testes, adrenal glands and prostate cancer tumor cells. Xtandi is an androgen receptor antagonist that disrupts the androgen receptor signaling pathway by blocking the binding of testosterone or the androgen DHT with the androgen receptor. We refer to Zytiga and Xtandi as second-generation androgen signaling inhibitors.

Despite the new therapies, including Zytiga and Xtandi and additional drug candidates in late-stage clinical development, we believe that there continues to be an unmet need as there are patient populations that may not be effectively addressed by these therapies, such as mCRPC patients with C-terminal loss.

Unmet Need in Prostate Cancer Patients with C-Terminal Loss

The growth and survival of prostate cancer tumor cells depend primarily on the functioning of the androgen receptor signaling pathway. The pathway and tumor cell growth is ordinarily activated by the binding of androgens, such as testosterone and DHT, to the ligand binding domain of androgen receptors in prostate cancer cells. All proteins, including androgen receptors, are made up of a chain of amino acids that has an N-terminus at one end of the chain and a C-terminus at the other end of the chain as shown in the full-length androgen receptor depicted in Figure 1 below. In the case of androgen receptors, the C-terminus contains the ligand binding domain. The effectiveness of therapies like Zytiga and Xtandi, which act solely through CYP17 inhibition or androgen receptor antagonism, requires a functional ligand binding domain. As depicted in Figure 1 below, in the case of prostate tumor cells that express truncated androgen receptors with C-terminal loss, there is no functional ligand binding domain. This lack of a functional ligand binding domain causes the truncated androgen receptor to be constitutively active, or continuously signaling, meaning that activation of the androgen receptor pathway and tumor growth occurs even in the absence of androgens and androgen binding. As a result, we believe that patients with truncated androgen receptors with C-terminal loss may not be effectively treated by these therapies.

Figure 1: Full-Length Androgen Receptor and Androgen Receptor with C-Terminal Loss

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

Galeterone

Overview

Our lead product candidate, galeterone, is an oral small molecule that utilizes the mechanistic pathways of current second-generation androgen signaling inhibitors, while also introducing a distinct mechanism—androgen receptor degradation. We are developing galeterone for the treatment of patients with mCRPC.

In June 2015, we initiated ARMOR3-SV, a pivotal Phase 3 clinical trial comparing galeterone to Xtandi in approximately 148 treatment-naive mCRPC patients whose prostate tumors express the AR-V7 splice variant. We believe that the AR-V7 splice variant is the most common form of C-terminal loss, or the loss of the portion of the androgen receptor that contains the ligand-binding domain. C-terminal loss generally, and AR-V7 specifically, has been clinically associated with poor responsiveness to commonly-used oral therapies for mCRPC.

On July 25, 2016, the independent Data Monitoring Committee, or DMC, for the ARMOR3-SV trial met to review safety and efficacy data from the trial. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive mCRPC and recommended that enrollment in the trial be ceased. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. In July 2016, we announced our plan to discontinue the ARMOR3-SV trial. In addition, in August 2016, we determined to discontinue enrollment in our Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi and not to proceed with our planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga. Enrollment in the ARMOR3-SV and ARMOR2 trials has now been closed, with only ten patients in the ARMOR2 trial continuing treatment as of January 31, 2017.

We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. Moreover, if the Otic Transaction is consummated, we do not expect Otic to proceed with the development of galeterone. However, we have agreed with Otic that Otic will continue the treatment of the continuing patients in the ARMOR2 trial.

Galeterone Clinical Development

We referred to our clinical development program for galeterone as the Androgen Receptor Modulation Optimized for Response, or ARMOR, program. We submitted an investigational new drug application, or IND, to the FDA for galeterone for the treatment of CRPC in August 2009 and began clinical trials of galeterone in November 2009. Prior to suspending our ARMOR3-SV Phase 3 clinical trial, we had enrolled 213 CRPC patients and 102 healthy volunteers in our ARMOR program.

ARMOR2

In December 2012, we initiated our ARMOR2 trial, an open label Phase 2 clinical trial of galeterone. The trial was designed as a two-part trial. Part 1 of the trial was a dose escalation phase designed to confirm the dose of galeterone to be evaluated in Part 2 of the trial. Part 2 of the trial was designed to evaluate the efficacy and safety of galeterone at the dose selected in Part 1 in distinct CRPC patient populations. The primary efficacy endpoints of our ARMOR2 trial were based on a decrease in PSA levels. In August 2016, we determined to discontinue enrollment in this clinical trial. As of January 2017, 10 patients were still receiving treatment in the trial.

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

Part 2 of ARMOR2 Trial. In Part 2 of ARMOR2, we enrolled 98 patients and evaluated galeterone dosed at 2550 mg/day in the following CRPC populations:

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

Additional endpoints included incidence of adverse events, change from baseline in safety parameters, response rate, and CTC enumeration and characterization, including for the evaluation of C-terminal androgen receptor expression in relation to N-terminal androgen receptor expression to identify C-terminal loss and the lack of a functional ligand binding domain.

Patients enrolled in Part 2 of the trial received treatment with galeterone at a dose of 2550 mg/day for an initial period of up to 12 weeks, followed by optional continued dosing in an extension phase for those patients who tolerated treatment and did not show signs of disease progression. Treatment continued until disease progression or patient withdrawal due to adverse events or other reasons.

Phase 2 Data Presentation. In November 2014, we presented interim efficacy and safety data from our ARMOR2 trial for patients who received the 2550 mg/day dose of galeterone at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, or EORTC.

In 60 evaluable treatment-naïve CRPC patients in Part 1 and Part 2 of the trial who received the 2550 mg/day dose of galeterone, during the first 12 weeks of dosing, 83% had a maximal reduction in PSA levels of at least 30%, and 70% had a maximal reduction in PSA levels of at least 50%. In 38 treatment-naïve mCRPC patients who received the 2550 mg/day dose, during the first 12 weeks of dosing, 84% had a maximal reduction in PSA levels of at least 30%, and 76% had a maximal reduction in PSA levels of at least 50%.

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

As of January 31, 2017, nine of the 126 patients enrolled in ARMOR2 had experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient and no adverse events had resulted in interruptions or delays of the clinical trial.

ARMOR3-SV

In June 2015, we initiated ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone. The ARMOR3-SV trial was designed to compare galeterone to Xtandi in approximately 148 treatment-naïve mCRPC patients whose prostate tumors express the AR-V7 splice variant. Under the trial protocol, patients were randomized on a one-to-one basis to receive either galeterone or the control arm treatment, Xtandi. Patients in the galeterone arm received a dose of 2550 mg/day, and patients in the Xtandi arm received a dose of 160 mg/day. Treatment was continued until radiographic evidence of disease progression as determined by a blinded, independent central imaging assessment or patient withdrawal due to adverse events or other reasons.

Only patients with the AR-V7 splice variant were enrolled in the trial. These patients were identified by analysis of a blood sample at a central laboratory using an AR-V7 specific clinical trial assay developed under our collaboration with Qiagen Manchester Limited, or Qiagen, which we terminated effective September 2016 following our discontinuation of the trial.

The primary endpoint of the trial was rPFS as determined by a blinded, independent central imaging assessment measured from the time of patient randomization to the time of radiographic evidence of disease progression or time of death from any cause. In order to achieve the primary endpoint, results from the trial needed to demonstrate an 82% increase in median rPFS in the galeterone arm as compared to the Xtandi arm. Such a result would be statistically significant and would likely have been considered a clinically relevant outcome. The secondary endpoints included overall survival, safety, and time to next anti-cancer intervention or time to next cytotoxic therapy.

ARMOR3-SV was conducted at over 100 clinical sites in several countries in North America, Western Europe and Australia.

On July 25, 2016, the independent data monitoring committee, or DMC, for the ARMOR3-SV trial met to review safety and efficacy data from the trial. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive mCRPC and recommended that enrollment in the trial be ceased. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. On July 26, 2016, we publicly disclosed our plans to discontinue the ARMOR3-SV trial. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future.

Androgen Receptor Degradation Compounds

In conjunction with a license from the University of Maryland, Baltimore, or UMB, we have a drug discovery program, known as ARDA (androgen receptor degradation agents), under which we identified novel compounds designed to have potent androgen receptor degradation activity. Our most advanced series of compounds from this program is currently in preclinical development. We planned to target compounds developed under our ARDA program for patients with androgen receptor signaling diseases, including prostate cancer, either alone or in combination with other products. We are evaluating potential paths forward for our ARDA program in connection with our review of galeterone.

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

Competition

The development and commercialization of new drug products is highly competitive. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. We face competition with respect to our lead product candidate, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we were developing galeterone. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Many marketed therapies for the indications that we were pursuing, or indications that we may in the future seek to address, are widely accepted by physicians, patients and payors, which may make it difficult for us to replace them with any products that we successfully develop and are permitted to market.

We were developing galeterone for multiple prostate cancer patient populations. If galeterone were approved for any of these indications, it would compete with commonly-used oral hormonal treatments being marketed, such as Zytiga and Xtandi, chemotherapeutic agents, or with drug candidates currently in development. Galeterone could compete in the future with products, either hormonal or non-hormonal, marketed by several of the world’s largest and most experienced pharmaceutical companies. These companies have substantially more financial resources than we do and greater flexibility to engage in aggressive price competition to gain revenues and market share. Approved second-generation hormonal treatments in the United

States for CRPC include Zytiga, marketed by Janssen Biotech, Inc. and Xtandi, marketed by Astellas Pharma US, Inc. and Medivation, Inc. Approved non-hormonal agents for CRPC include Taxotere® (docetaxel) and Jevtana® (cabazitaxel), marketed by sanofi-aventis U.S. LLC; Provenge® (sipuleucel-T), marketed by Valeant Pharmaceuticals International Inc.; and Xofigo® (radium-223), marketed by Bayer HealthCare Pharmaceuticals, Inc. It is uncertain whether we could compete with such products, and our failure to compete or decision to reduce the price of galeterone or other future products we may develop in order to compete could severely impact our business. In addition, there are numerous prostate cancer products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types.

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

We believe the key competitive factors that will affect the development and commercial success of any of our product candidates, if approved, will be efficacy, safety and tolerability profile, probability of drug resistance, convenience of dosage regimen, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Galeterone Patent Portfolio

Our success will depend, in part, on our ability to obtain and maintain patent protection for product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. As of January 31, 2017, we owned and/or licensed 18 issued U.S. patents, seven pending U.S. non-provisional patent applications, three pending international patent applications, 88 granted foreign patents and 67 pending foreign applications in our galeterone patent portfolio. Our owned and/or licensed patent and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Upon the expiration of these patents, we will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

AR-V7 Specific Assay and Companion Diagnostic Test. We have an exclusive license from The Johns Hopkins University, or Johns Hopkins, for patent applications in the United States, Europe, and Canada covering methods of determining whether a subject may respond to androgen therapy, and methods of determining a subject’s risk of recurrence of hormone-refractory or hormone-naïve prostate cancer. If issued, the term of the resulting patents would be expected to expire in 2029. These patent applications may provide protection for an AR-V7 specific assay or companion diagnostic test using this assay that we may develop and commercialize. However, these patent applications do not provide any protection for galeterone or for galeterone’s pharmaceutical formulations or uses.

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

License Agreement with University of Maryland, Baltimore

In May 2006, we entered into a master license agreement with UMB. Pursuant to the license agreement, UMB granted us an exclusive worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids including galeterone, which we refer to as licensed products, and to otherwise practice the patent rights in any manner, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted us a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products, which improvements we refer to as licensed improvements. We have exercised our option and acquired exclusive rights to licensed improvements under four amendments to the license agreement. In March 2009, the license agreement was amended to grant us an exclusive license to oral prodrugs of the licensed products. In April 2012, the license agreement was amended to grant us an exclusive license to compositions and methods of inducing endoplasmic reticulum stress. In October 2013, the license agreement was amended to grant us an exclusive license to a patent application directed to analogs of galeterone that disrupt androgen receptor signaling by degrading the androgen receptor. In March 2016, the license agreement was amended to grant us an exclusive license for the use of galeterone and other compounds previously licensed from UMB for the treatment of pancreatic cancer.

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

In consideration for the rights granted to us, we made an upfront payment to UMB of $20,000 following the execution of the license agreement and a payment of $10,000 following the execution of each of the March 2009, April 2012, October 2013 and March 2016 amendments. We are obligated to pay UMB an annual maintenance fee of $10,000 each year until the first commercial sale. In addition, we paid UMB a $50,000 milestone payment in 2009 upon the submission of our investigational new drug application, or IND, for galeterone and a $40,000 milestone payment in 2013 upon the issuance of the first patent related to UMB’s prodrug patent application. We are obligated to make an additional $50,000 milestone payment to UMB for each additional IND we file for a licensed product and a $100,000 milestone payment upon the approval of each NDA for a licensed product by the FDA. In addition, under the March 2016 amendment to the license agreement, we are obligated to make milestone payments of $50,000 upon the first-in-human dosing of a patient with a pancreatic cancer licensed product and $100,000 upon dosing of the first patient in the first Phase 3 clinical trial of a pancreatic cancer licensed product. We must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties or in the event of specified competition from third-party products licensed by UMB. Our minimum annual royalty payment to UMB is $50,000 beginning in the year following the year in which the first commercial sale occurs. We must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, as of April 10, 2012, we assumed responsibility for all patent expenses related to the prosecution and maintenance of the licensed patents.

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

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. The failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA;

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing process, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, as applicable, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Additional preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Typically, the FDA will require one IND for early development studies where the sponsor is uncertain of the indication or dosage form of the proposed product, where the drug is being developed for closely related indications within a single review division at FDA, or where there are multiple closely-related routes of administration using the same dosage formulation. On the other hand, multiple INDs may be required where there are two or more unrelated conditions being developed or where multiple dosage forms are being extensively investigated or where multiple routes of administration are being evaluated.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into a small number of healthy human subjects or patients with the target disease such as cancer or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate the clinical trial, or the data monitoring committee for a clinical trial may recommend suspension or termination, at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical trials of the new product. The FDA may also require companies to perform additional studies, trials or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, which for federal fiscal year 2017 is $2,038,100. The sponsor of an approved NDA is also subject to annual product and establishment user fees, which for 2017 are $97,750 per product and $512,200 per establishment.

The FDA conducts a preliminary review of an NDA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

The FDA has agreed to specified performance goals in the review process of NDAs. Under the agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Third, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The DSCA imposes requires to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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

Orphan Drug Designation and Exclusivity

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the 21st Century Cures Act (“Cures Act”) into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increasing funding for FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act (“PHSA”), Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the priority review voucher program for certain drugs intended to treat rare pediatric diseases; creates a new priority review voucher program for drug applications determined to be material threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

Clinical Trial Approval in the EU

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the EU adopted a new Clinical Trials Regulation, which will be directly applicable to and binding without the need for any national implementing legislation. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Approval of Drug Products in the EU

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Orphan Drug Designation and Exclusivity

Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the EU. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies, or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law, known as the federal Physician Payments Sunshine Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare Reform in the United States

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	established the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The Affordable Care Act provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act. To that end, on January 20, 2017, the President issued an Executive Order Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal. The Executive Order declares that, pending repeal of the Affordable Care Act, it is imperative for the executive branch to ensure that the law is being efficiently implemented, take all actions consistent with law to minimize the unwarranted economic and regulatory burdens of the Act, and prepare to afford the States more flexibility and control to create a more free and open healthcare market. The Order directs the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authorities and responsibilities under the Affordable Care Act to exercise their authority and discretion to waive, defer, grant exemptions from, or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any State or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, recipients of healthcare services, purchasers of health insurance, or makers of medical devices, products, or medications.

With respect to repeal of the Affordable Care Act and its replacement with new legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering the costs of healthcare.

Employees

In July 2016, we implemented a reduction in force that reduced the number of our employees by approximately 60 percent. As of January 31, 2017, we had eight full-time employees, two of whom were primarily engaged in research and development activities.

Corporate Information

We were incorporated under the laws of the State of Delaware on March 26, 2004 under the name Tokai Pharmaceuticals, Inc. Our principal executive office is located at 255 State Street, 6th Floor, Boston, Massachusetts 02109, and our telephone number is (617) 225-4305.

Information Available on the Internet

Our Internet website address is www.tokaipharmaceuticals.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form

10-K. We have included our website address in this in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

The following sets forth certain risks and uncertainties related to us, including risks and uncertainties related to the Otic Transaction and risks and uncertainties to which Tokai, as an independent company, is subject, and will continue to be subject, to if the Otic Transaction is not consummated.

Risks Related to our Proposed Transaction with Otic

Our strategic transaction with Otic may not be consummated or may not deliver the anticipated benefits we expect.

In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which was conducted in parallel with our review of development options for galeterone and our drug discovery program, known as ARDA (Androgen Receptor Degradation Agents), our board determined to review alternatives with the goal of maximizing stockholder value, including potentially a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of company assets. As part of this process, in December 2016, we entered into a share purchase agreement, or the Share Purchase Agreement, with Otic Pharma, Ltd., or Otic, and the shareholders of Otic named therein, pursuant to which, among other things, each Otic shareholder agreed to sell to us, and we agreed to purchase from each Otic shareholder, all of the ordinary and preferred shares of Otic in exchange for shares of our common stock. We refer to this transaction as the Otic Transaction. As a result of the Otic Transaction, Otic will become our wholly owned subsidiary and the Otic shareholders are expected to own approximately 60% of our common stock (62% if all of Otic’s outstanding options and warrants are exercised prior to closing). We are devoting substantially all of our time and resources to consummating this transaction, however, there can be no assurance that such activities will result in the consummation of this transaction or that such transaction will deliver the anticipated benefits or enhance stockholder value.

During the pendency of the Otic Transaction, we may not be able to enter into a business combination with another party under certain circumstances because of restrictions in the Share Purchase Agreement, which could adversely affect our business.

Covenants in the Share Purchase Agreement impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Otic Transaction. As a result, if the Otic Transaction is not completed, we may be at a disadvantage to our competitors during that period.

Certain provisions of the Share Purchase Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Share Purchase Agreement.

The terms of the Share Purchase Agreement prohibit each of us and Otic from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and is reasonably capable of being consummated. In addition, if the Share Purchase Agreement is terminated by us or Otic under certain circumstances, including because of a decision of our board of directors to recommend a superior proposal, we would be required to pay a termination fee of $1.0 million to Otic. This termination fee may discourage third parties from submitting alternative takeover proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend an alternative proposal.

The announcement and pendency of the Otic Transaction, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.

The announcement and pendency of the Otic Transaction, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the Otic Transaction is not completed, the announcement of the termination of the Share Purchase Agreement may also adversely affect the trading price of our common stock and our business prospects.

Failure to consummate the Otic Transaction may result in us paying a termination fee to Otic and could harm our common stock price and our future business and operations.

The Otic Transaction will not be consummated if the conditions precedent to the consummation of the transaction are not satisfied or waived, or if the Share Purchase Agreement is terminated in accordance with its terms. If the Otic Transaction is not consummated, we are subject to the following risks:

•	if the Share Purchase Agreement is terminated under certain circumstances, we will be required to pay Otic a termination fee of $1.0 million; and

•	the price of our common stock may decline and remain volatile.

If the Otic Transaction does not close for any reason, our board of directors may elect to, among other things, attempt to complete another strategic transaction, attempt to sell or otherwise dispose of our various assets, dissolve or liquidate our assets or seek to continue to operate our business. If we seek another strategic transaction or attempt to sell or otherwise dispose of our various assets, there is no assurance that we will be able to do so, that the terms would be equal to or superior to the terms of the Otic Transaction or as to the timing of such transaction. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

If we were to seek to continue our business, we would need to complete our assessment of our galeterone and ARDA programs to determine whether and how to continue one or both of these development programs or acquire one or more other product candidates. We would also need to raise funds to support continued operations and re-assess our workforce requirements in consideration of our reduced workforce.

If we do not successfully consummate the transaction with Otic, our board of directors may dissolve or liquidate our assets to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such transaction or liquidation.

If the Otic Transaction does not close for any reason, our board of directors may elect to, among other things, dissolve or liquidate our assets. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

In the event of a dissolution and liquidation, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the Otic Transaction. Further, the Share Purchase Agreement contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay Otic a termination fee of $1.0 million, which would further decrease our available cash resources. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our clinical trials; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of us; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of us. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of our liquidation, dissolution or winding up.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur losses and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $38.0 million for the year ended December 31, 2016, $45.1 million for the year ended December 31, 2015 and $23.3 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $169.4 million. To date, we have financed our operations primarily through our initial public offering of our common stock, and prior to our initial public offering, through private placements of our redeemable convertible preferred stock and convertible promissory notes. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidate and it may be several years, if ever, before we have a product candidate ready for commercialization.

We have devoted a significant portion of our financial resources to the development of galeterone. However, in July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial, our pivotal Phase 3 study comparing galeterone to Xtandi in treatment-naïve metastatic castration-resistant prostate cancer, or mCRPC, patients whose prostate tumors express the AR-V7 splice variant, following the recommendation of the trial’s independent Data Monitoring Committee, or DMC, and ceased enrollment in this trial. In addition, in August 2016, we determined to discontinue enrollment in our ongoing Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi and not to proceed with our planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future, however, we may still determine to proceed with the clinical development of galeterone and our ARDA program, terminate the galeterone clinical development program and focus on our ARDA program or proceed in other strategic directions. Our determination as to our next steps will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which was conducted in parallel with our review of development options for galeterone and our ARDA program, our board of directors determined to review alternatives with the goal of maximizing stockholder value. Potential strategic alternatives that we explored and evaluated during this review process included, among others, a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of corporate assets of the company. This review process culminated in us entering into the Share Purchase Agreement with Otic and the Otic shareholders. If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives including evaluating potential paths forward for galeterone and our ARDA program. If the

Otic Transaction is consummated or if we determine to pursue an alternate strategy, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements.

If we determine to further develop galeterone, proceed with our ARDA program, or both, we anticipate that we will continue to incur significant expenses if and as we:

•	conduct clinical trials with galeterone or any other product candidates in the future;

•	identify compounds that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation under our ARDA program;

•	enter into agreements with third parties to manufacture galeterone or other product candidates;

•	establish a sales, marketing and distribution infrastructure to support the commercialization of our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	acquire or in-license additional compounds or technologies; and

•	operate as a public company.

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

If we do not successfully consummate the Otic Transaction, our board of directors may attempt to continue our business. We will need substantial additional funding to continue our development of, and to commercialize, galeterone or any future product candidate, which funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce, terminate or eliminate product development programs.

As of December 31, 2016, we had cash and investments of $27.4 million. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, if we do not successfully consummate the Otic Transaction, we expect our cash and investments as of December 31, 2016 to be sufficient to fund operations through at least the first quarter of 2018. We have devoted a significant portion of our cash resources to the development of galeterone and ARMOR3-SV trial. However, in July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial. While we have entered into the Share Purchase Agreement, our operating plan may change or the consummation of the Otic Transaction may be delayed or may not occur at all. If the Otic Transaction is not consummated and we determine to further develop galeterone, proceed with our ARDA program or both, we will need to obtain substantial additional funding. If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives including evaluating potential paths forward for galeterone and our ARDA program. If the Otic Transaction is consummated or if we determine to pursue an alternate strategy, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements. If our cash and investments are not sufficient to fund our approved strategy and we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

If the Otic Transaction is not consummated, and we decide to continue our historical business operations, our future capital requirements will depend on many factors, including:

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, galeterone and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail our operations.

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

If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives for the company, including evaluating potential paths forward for galeterone and our ARDA program that could significantly impact our future operations and financial position.

In July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial. In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which was conducted in parallel with our review of development options for galeterone and our ARDA drug program, our board of directors determined to review alternatives with the goal of maximizing stockholder value. Potential strategic alternatives that we explored and evaluated during this review process included, among others, a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of corporate assets of the company. We entered into the Share Purchase Agreement with Otic and the Otic shareholders as a result of this process. If the Otic Transaction is not consummated, our board of directors will need to resume this review of strategic alternatives. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. Pending any decision to further change strategic direction, we have limited our research and development activities to manage our cash position. In such event, we cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

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

We currently have no products approved for sale and have only one product candidate, galeterone, in clinical development. We have invested substantially all of our efforts and financial resources in the development of galeterone. In July 2016, we announced our plan to discontinue the ARMOR3-SV clinical trial following the recommendation made by the DMC. Based on a review of all safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival, or rPFS, for galeterone versus Xtandi in AR-V7 positive mCRPC. We also closed enrollment of our ARMOR2 expansion trial in mCRPC patients with acquired resistance to Xtandi, and announced our intention not to proceed with our planned study in patients who rapidly progress on either Xtandi or Zytiga. If the Otic Transaction is consummated, we do not expect Otic to proceed with the development of galeterone or our ARDA program. If the Otic Transaction is not consummated, we expect to continue to evaluate potential paths forward for galeterone and our ARDA program. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future.

If we determine to proceed with the development of galeterone, our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of galeterone for mCRPC patients or for other indications or patient populations. In light of our discontinuance of ARMOR3-SV, there is a significant risk that we will be unable to successfully develop galeterone.

The success of galeterone or other future product candidates, under our ARDA program or otherwise, will depend on several factors, including the following:

•	successfully completing clinical trials, including obtaining clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we may develop galeterone and our future product candidates;

•	receiving marketing approvals for our products from the FDA and similar regulatory authorities outside the United States;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for galeterone or other product candidates under our ARDA program, both in the United States and internationally;

•	establishing successful sales and marketing arrangements and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining commercial acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	obtaining and maintaining adequate reimbursement;

•	effectively competing with other therapies;

•	protecting our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

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

Before obtaining regulatory approval for the sale of galeterone and our future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. For instance, in July 2016, we announced our plan to discontinue our ARMOR3-SV clinical trial, following the recommendation made by the DMC. Based on a review of all safety and efficacy data at the time, the DMC determined that our ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in rPFS for galeterone versus Xtandi in AR-V7 positive mCRPC. We have also closed enrollment in our ARMOR2 expansion trial in mCRPC patients with acquired resistance to enzalutamide and announced our intention not to proceed with our planned study in patients who rapidly progress on either Xtandi or Zytiga. If the Otic Transaction is consummated, we do not expect Otic to proceed with the development of galeterone or our ARDA program. If the Otic Transaction is not consummated, we will continue to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, however, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC in the future. If we are unable to successfully complete clinical trials or other testing of galeterone or our future product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety or efficacy concerns, we may:

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent our ability to conduct further clinical trials, obtain regulatory approval or commercialization of galeterone or our future product candidates, under our ARDA program or otherwise. For instance, in July 2016, we announced our plan to discontinue our ARMOR3-SV clinical trial following the recommendation of the DMC. Unforeseen events that could delay or prevent our ability to conduct clinical trials, obtain regulatory approval or commercialize galeterone and our future product candidates include the following:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	preclinical studies and clinical trials of galeterone or our future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical or clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of galeterone or our future product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our failure to conduct our clinical trials in accordance with the FDA’s good clinical practices or applicable regulatory requirements in other countries;

•	we may decide, or regulators or institutional review boards may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, a finding that the participants are being exposed to unacceptable health risks or the occurrence of serious adverse events associated with galeterone or our future product candidates;

•	the cost of clinical trials of galeterone and our future product candidates may be greater than we anticipate; and

•	the supply or quality of galeterone or our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate.

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

Galeterone has been administered to several hundred prostate cancer patients and healthy volunteers in clinical trials. Despite this experience, we have yet to fully explore the safety and efficacy of galeterone. In our clinical trials prior to ARMOR3-SV, galeterone had been well tolerated and had showed clinically meaningful reductions in levels of prostate specific antigen, or PSA, a biochemical marker used to evaluate prostate cancer patients for signs of response to therapy. In July 2016, we announced our plan to discontinue our ARMOR3-SV trial, following the recommendation by the DMC. Based on a review of all available safety and efficacy data, the DMC determined that our ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in rPFS for galeterone versus Xtandi in AR-V7 positive mCRPC. We are evaluating potential paths forward for galeterone and our ARDA program. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future.

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

We may not be able to complete any clinical trials we may conduct in the future if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, if the Otic Transaction is not consummated and we determine to proceed with the development of galeterone after analyzing the available unblinded data from ARMOR3-SV, our recent set back with ARMOR3-SV will likely negatively impact our ability to enroll patients in ongoing and future trials of galeterone.

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

As of January 31, 2017, nine of the 126 patients enrolled in ARMOR2 had experienced a serious adverse event that was assessed by the investigator as related or possibly related to the administration of galeterone. No single treatment-related serious adverse event occurred in more than one patient and no adverse events had resulted in interruptions or delays of the clinical trial. In addition, in making its recommendation with respect to ARMOR3-SV, the DMC did not cite any safety concerns with galeterone in the trial.

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

We focused our development of galeterone on the treatment of AR-V7 positive mCRPC patients and planned to seek marketing and regulatory approvals for galeterone for this patient population. Even if the Otic Transaction is not consummated, based on our review of unblinded data from the ARMOR3-SV clinical trial reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. We are also evaluating our plan to develop galeterone for the treatment of other indications and patient populations in prostate cancer in light of the discontinuation of the ARMOR3-SV study. In order to market and sell galeterone in the United States for any additional indications or any future products or additional indications, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. There can be no assurance that we will be successful in obtaining FDA approval for additional indications for the use of galeterone. If we are unsuccessful in expanding the approved indications for the use of galeterone or any future products, the size of the commercial market for the product will be limited.

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

The development and commercialization of new drug products is highly competitive. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. We face competition with respect to our lead product candidate, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we were developing galeterone. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. As of January 31, 2017, we owned and/or licensed 18 issued U.S. patents, seven pending U.S. non-provisional patent applications, three pending international patent applications, 88 granted foreign patents and 67 pending foreign applications in our galeterone patent portfolio. Our owned and/or licensed patents and patent applications, if issued, are expected to expire on various dates from 2017 through 2036, without taking into account any possible patent term extensions. Upon the expiration of these patents, we will lose the right to exclude others from practicing the inventions claimed by such patents. As a result, the expiration of these patents could have a material adverse effect on our business, results of operations, financial condition and prospects. Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we and the inventors of the intellectual property for which we have submitted patent applications or in-license issued patents and applications, were the first to conceive of the inventions covered by such patents and pending patent applications or that we and those inventors were the first to file patent applications covering such inventions. Also, the patent protection of our numerous issued and pending patent applications may lapse before we manage to obtain commercial value from them, which might result in increased competition and materially affect our position in the market.

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

We also have an exclusive license from Johns Hopkins for patents and patent applications in the United States, Europe, and Canada covering methods of determining whether a subject may respond to androgen therapy, and methods of determining a subject’s risk of recurrence of hormone-refractory or hormone-naïve prostate cancer that are expected to expire in 2029. These patents applications may provide protection for an

AR-V7 specific assay or a companion diagnostic test using this assay that we may develop and commercialize. However, these patent applications do not provide any protection for galeterone or for galeterone’s pharmaceutical formulations or uses.

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

In March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, there have been recent public announcements by members of the U.S. Congress and the new presidential administration regarding their plans to repeal and replace the Health Care Reform Law. However, it remains unclear how a repeal or replacements of these programs might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

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

In July 2016, we implemented a reduction in force that reduced the number of our employees by approximately 60 percent to a total of 10 full-time equivalent employees, and as of January 31, 2017, we had eight full-time employees. The reduction in force, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, employees who were not affected by the reduction in force may seek alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, in the aggregate, beneficially own shares representing approximately 65% of our common stock, based on the number of shares of our common stock outstanding as of December 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We believe our two largest stockholders, Apple Tree Partners and Novartis BioVentures, Ltd., in the aggregate, beneficially own shares representing approximately 55% of our common stock in the aggregate, based on the number of shares of our common stock outstanding as of December 31, 2016. As a result, each of these stockholders acting individually, as well as together, may exercise significant control over our management and affairs. In particular, each of our directors and certain entities affiliated with Apple Tree Partners holding in the aggregate approximately 36.3% of our outstanding common stock have each entered into a support agreement in favor of Otic in connection with the Otic Transaction.

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

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 per share and a low price of $0.73 per share for the period beginning September 17, 2014, our first day of trading on The NASDAQ Global Market, through January 31, 2017. Our stock price experienced significant volatility in July 2016 after we announced our plan to discontinue our ARMOR3-SV clinical trial. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the outcome of our proposed Otic Transaction;

•	our analysis of available unblinded data from our ARMOR3-SV trial and our determination as to the potential paths forward in the development of galeterone and our ARDA program;

•	results of clinical trials of galeterone and our future product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of galeterone or other future product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize galeterone or other future product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to galeterone or any of our future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In addition, pharmaceutical companies have experienced significant share price volatility in recent years, and securities class action litigation often follows a decline in the market price of a company’s securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

On August 1, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against us, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of our securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about our clinical trials for our drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts. A lead plaintiff has yet to be appointed.

On August 19, 2016, a purported stockholder filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, against us, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our initial public offering (“IPO”), entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The lawsuit alleges that, in violation of the Securities Act of 1933 (“Securities Act”), our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone. The plaintiff seeks to represent a class of purchasers of our common stock in and/or traceable to our IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit.

On September 29, 2016, two purported stockholders filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of our common stock in or traceable to our IPO as well as a class of purchasers of our common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. The plaintiff in the Doshi Action has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes. A prospective lead plaintiff has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes. A lead plaintiff has yet to be appointed.

On December 5, 2016, a putative securities class action was filed in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”) against us, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The lawsuit alleges that our IPO registration statement made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act. The plaintiff seeks to represent a class of purchasers of our common stock in or traceable to our IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court.

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

We conduct our operations in leased facilities. We lease 15,981 square feet of office space in Boston, Massachusetts under a lease with the prime landlord, 255 State Street, LLC. Under this lease, we are obligated to pay approximately $69,900 per month in lease payments from January 2017 through July 2018. Prior to January 2017, we leased the existing office space under a sublease agreement with Boston Private Wealth LLC which expired on December 31, 2016. Under this sublease, we were obligated to pay approximately $45,300 per month in lease payments through March 30, 2016 and, beginning on April 1, 2016, we were obligated to pay approximately $46,600 per month in lease payments through December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS

On August 1, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against us, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of our securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about our clinical trials for our drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts. A lead plaintiff has yet to be appointed.

On August 19, 2016, a purported stockholder filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, against us, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our initial public offering (“IPO”), entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The lawsuit alleges that, in violation of the Securities Act of 1933 (“Securities Act”), our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone. The plaintiff seeks to represent a class of purchasers of our common stock in and/or traceable to our IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit.

On September 29, 2016, two purported stockholders filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of our common stock in or traceable to our IPO as well as a class of purchasers of our common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. The plaintiff in the Doshi Action has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes. A prospective lead plaintiff has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes. A lead plaintiff has yet to be appointed.

On December 5, 2016, a putative securities class action was filed in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”) against us, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The lawsuit alleges that our IPO registration statement made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act. The plaintiff seeks to represent a class of purchasers of our common stock in or traceable to our IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “TKAI” on the NASDAQ Global Market and has been publicly traded since September 17, 2014. Prior to this time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Year ended December 31, 2015:
First Quarter	$16.10	$11.10
Second Quarter	$14.45	$9.77
Third Quarter	$14.71	$9.95
Fourth Quarter	$12.93	$8.50
Year ended December 31, 2016:
First Quarter	$8.63	$4.93
Second Quarter	$8.80	$5.03
Third Quarter	$5.86	$0.98
Fourth Quarter	$2.09	$0.73

Holders of Our Common Stock

As of January 31, 2017, there were approximately 13 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act , nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from September 17, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 17, 2014, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

As of December 31, 2016, we estimate that we have used approximately $87.2 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. Following our announcement in July 2016 to discontinue the ARMOR3-SV clinical trial, we are currently evaluating potential paths forward for galeterone and our ARDA program, and the potential use of the remaining net proceeds from our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development (1)	25,024	32,638	14,577	12,201	7,370
General and administrative (1)	13,099	12,623	8,885	3,548	2,279

Total operating expenses	38,123	45,261	23,462	15,749	9,649

Loss from operations	(38,123)	(45,261)	(23,462)	(15,749)	(9,649)
Interest and other income, net	164	174	166	24	—

Net loss	(37,959)	(45,087)	(23,296)	(15,725)	(9,649)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(94)	(34)

Net loss attributable to common stockholders	$(37,959)	$(45,087)	$(23,296)	$(15,819)	$(9,683)

Net loss per share attributable to common stockholders, basic and diluted	$(1.68)	$(2.01)	$(3.60)	$(38.02)	$(31.09)

Weighted average common shares outstanding, basic and diluted	22,634,641	22,484,343	6,469,289	416,037	311,474

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Research and development	$526	$634	$552	$91	$87
General and administrative	2,476	2,267	1,556	147	123

	$3,002	$2,901	$2,108	$238	$210

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and investments	$27,398	$63,957	$105,256	$31,753	$11,691
Working capital	26,724	61,008	103,268	29,969	9,908
Total assets	29,761	67,974	107,744	32,287	11,962
Redeemable convertible preferred stock	—	—	—	85,345	49,845
Total stockholders’ equity (deficit)	26,858	61,724	103,501	(55,267)	(39,901)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for prostate cancer and other hormonally driven diseases. We have focused substantially all of our research and development efforts on the development of galeterone, an oral small molecule, including clinical trials of galeterone for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC. We also have a drug discovery program, known as ARDA (androgen receptor degradation agents), under which we identified novel compounds for patients with androgen receptor signaling diseases, including prostate cancer.

In July 2016, we announced our plan to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial comparing galeterone to Xtandi ® (enzalutamide) in treatment-naïve mCRPC patients whose prostate tumors express the AR-V7 splice variant, following the recommendation made by the trial’s independent data monitoring committee, or DMC, in July 2016. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive mCRPC. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. All patients enrolled in the ARMOR3-SV clinical trial have discontinued treatment.

In addition, in August 2016, we determined to discontinue enrollment in our Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi and not to proceed with our planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga ® (abiraterone acetate). Ten patients in the ARMOR2 trial continue treatment as of January 31, 2017.

Following the announcement regarding the discontinuation of the ARMOR3-SV trial, in July 2016 we announced that our board of directors approved a plan to reduce the size of our workforce by approximately 60% to a total of 10 full-time equivalent employees. The workforce reduction, which was completed in September 2016, was designed to reduce our operating expenses while we conducted a review of development options for galeterone and the ARDA program. We incurred $1.0 million of expenses during the year ended December 31, 2016 related to the workforce reduction including severance, benefits and related costs of which $0.3 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively. We paid $0.8 million of these costs during the year ended December 31, 2016 and expect to pay $0.2 million in the first quarter of 2017.

In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which was conducted in parallel with a review of development options for galeterone and the ARDA program, our board determined to review alternatives with the goal of maximizing stockholder value, including potentially a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of company assets.

As a result of this process, in December 2016, we entered into a share purchase agreement, or the Share Purchase Agreement, with Otic Pharma, Ltd., or Otic, and the shareholders of Otic named therein, pursuant to which, among other things, each Otic shareholder agreed to sell to us, and we agreed to purchase from each Otic shareholder, all of the ordinary and preferred shares of Otic in exchange for shares of our common stock. We refer to this transaction as the Otic Transaction. As a result of the Otic Transaction, Otic will become our wholly owned subsidiary and the Otic shareholders are expected to own approximately 60% of our common stock (62% if all of Otic’s outstanding options and warrants are exercised prior to closing). We amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of our common stock among the Selling Shareholders and to extend to May 31, 2017, the date after which we or Otic may terminate the Share Purchase Agreement. See “Note 13. Share Purchase Agreement” of the Notes to the Financial Statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Otic Transaction.

In January 2017 we entered into a stock purchase agreement, or the Stock Purchase Agreement, with certain purchasers named therein, or the purchasers, under which the purchasers agreed to purchase approximately $4.0 million of our common stock through the purchase of 3,603,601 shares of our common stock at a price of $1.11 per share. The Stock Purchase Agreement provides for the purchase and sale of our common stock to occur at the time of the closing of the Otic Transaction, subject to customary closing conditions, including the closing of the Otic Transaction.

We cannot provide any commitment regarding when or if the Otic Transaction or the Stock Purchase Agreement will be consummated as, among other conditions, the issuance of shares of our common stock in the Otic Transaction and under the Stock Purchase Agreement are subject to the approval of our stockholders. If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives including evaluating potential paths forward for galeterone and our ARDA program. If the Otic Transaction is consummated or if we determine to pursue an alternate strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements.

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

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $38.0 million for the year ended December 31, 2016, $45.1 million for the year ended December 31, 2015 and $23.3 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $169.4 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. If the Otic Transaction is not consummated, and we determine to further develop galeterone, proceed with our ARDA program, or both, we anticipate that we will continue to incur significant expenses if and as we:

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

Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of galeterone or other product candidates that we may develop in the future. As a result, we will need additional financing to support our continuing operations until such time that we can generate significant revenue from product sales, if ever. We expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may be unable to raise capital when needed or on acceptable terms, which would force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2016, we had cash and investments of $27.4 million. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, if we do not successfully consummate the Otic Transaction, we expect our cash and investments as of December 31, 2016 to be sufficient to fund operations through at least the first quarter of 2018. While we have entered into the Share Purchase Agreement, our operating plan may change or the consummation of the Otic Transaction may be delayed or may not occur at all. If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives including evaluating potential paths forward for galeterone and our ARDA program. If the Otic Transaction is consummated or if we determine to pursue an alternate strategy, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements. If our cash and investments are not sufficient to fund our approved strategy and we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

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

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, include the following:

•	third-party contract costs relating to research, formulation and manufacturing, preclinical studies and clinical trial activities;

•	third-party contract costs relating to development of a companion diagnostic test for use with galeterone, including the AR-V7 clinical trial that was used to identify eligible patients for ARMOR3-SV;

•	personnel costs, including salaries, related benefits and stock-based compensation for personnel engaged in research and development functions;

•	consulting fees paid to third parties;

•	costs related to compliance with regulatory requirements;

•	payments made under third-party license agreements; and

•	allocated facility-related costs.

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

Research and development activities have been central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $25.0 million for the year ended December 31, 2016 and $32.6 million for the year ended December 31, 2015. We anticipate that overall research and development expenses will decrease in the near future compared to prior periods due to the discontinuation of our ARMOR3-SV clinical trial and discontinuation of enrollment in our ARMOR2 expansion trial pending our review of potential paths forward for galeterone and our ARDA program. However, if the Otic Transaction is not consummated and we determine to further develop galeterone, proceed with our ARDA program, or both, following our review of development options, we anticipate that we would continue to incur significant research and development expenses as we conduct clinical trials and NDA-enabling activities for galeterone or future product candidates.

In July 2016 we announced our decision to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone, following the recommendation of the trial’s independent data monitoring committee and ceased enrollment in this trial. Although the trial has been discontinued, we anticipate that we will have some continuing expenses related to the wind-down of the trial in 2017. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed to date, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. We cannot determine with certainty the duration and completion costs of any future clinical trials of galeterone, if any, or any future product candidates we develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, expense and results of our clinical trials and other research and development activities that we may conduct;

•	future clinical trial results;

•	uncertainties in clinical trial design and patient enrollment rate;

•	significant and changing government regulation and regulatory guidance;

•	the timing and receipt of any regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Income Taxes

Since our inception in 2004, we have not recorded any U.S. federal or state income tax benefits for either the net losses we have incurred or our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items in the future. As of December 31, 2016, we had federal and state net operating loss carryforwards of $38.2 million and $34.3 million respectively. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2030, respectively. We also had federal and state research and development tax credit carryforwards of $1.3 million and $0.5 million, respectively, as of December 31, 2016, which begin to expire in 2025 and 2028, respectively. Our federal and state net operating loss carryforwards do not yet include the effect of research and development expenses of $121.2 million that we have capitalized for income tax purposes as of December 31, 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Research and Development Expenses

Research and development costs are expensed as incurred. Included in research and development expenses are salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to our research and development activities, including manufacturing expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. We expense raw materials used to manufacture our drug substance when received.

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and outside vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	clinical research organizations in connection with clinical trials;

•	investigative sites or other providers in connection with clinical trials;

•	Qiagen Manchester Limited, our former collaborator, in connection with the development of the AR-V7 clinical trial assay and a companion diagnostic test;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple clinical research organizations and investigative sites that manage and conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. For the years ended December 31, 2016, 2015 and 2014, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

We classify stock-based compensation expense in our statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.52%	1.79%	1.83%
Expected term (in years)	5.91	6.01	5.95
Expected volatility	74.7%	74.2%	79.4%
Expected dividend yield	0%	0%	0%

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	25,024	32,638	(7,614)
General and administrative	13,099	12,623	476

Total operating expenses	38,123	45,261	(7,138)

Loss from operations	(38,123)	(45,261)	7,138
Interest income and other income, net	164	174	(10)

Net loss	$(37,959)	$(45,087)	$7,128

Research and Development Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Galeterone for prostate cancer	$19,320	$27,674	$(8,354)
Other early-stage development programs and additional indications for galeterone	1,041	685	356
Unallocated research and development expenses	4,663	4,279	384

Total research and development expenses	$25,024	$32,638	$(7,614)

The decrease in research and development expenses associated with our galeterone for prostate cancer program for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due primarily to a decrease in the costs of clinical trials of $4.0 million, decreased costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test of $2.2 million and decreased manufacturing costs of $2.0 million. The decrease in clinical trial costs was primarily due to the discontinuation of the ARMOR3-SV clinical trial announced in July 2016 following the recommendation of the trial’s DMC. Costs associated with the development of our AR-V7 clinical trial assay and companion diagnostic test for the year ended December 31, 2015 included a one-time fee paid for the exclusive right to have the circulating tumor cell enrichment technology used in the assay and related companion diagnostic test. The decrease in manufacturing costs primarily reflected a large purchase of raw materials during the year ended December 31, 2015 for use in manufacturing process optimization and validation studies required to support the submission of an NDA for galeterone. The increase in unallocated research and development expenses was primarily due to increased personnel related costs in our research and development function primarily related to severance costs as a result of the workforce reduction that occurred in the third quarter of 2016, as well as an impairment charge of $0.2 million related to assets that had been used in the ARMOR3-SV trial.

General and Administrative Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$6,230	$5,671	$559
Professional and consultant fees	4,741	4,793	(52)
Facility related and other	2,128	2,159	(31)

Total general and administrative expenses	$13,099	$12,623	$476

The increase in personnel related costs for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to severance costs related to the workforce reduction that occurred in the third quarter of 2016.

Interest and Other Income, net

For the years ended December 31, 2016 and 2015, interest and other income, net consisted primarily of interest on investments.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	32,638	14,577	18,061
General and administrative	12,623	8,885	3,738

Total operating expenses	45,261	23,462	21,799

Loss from operations	(45,261)	(23,462)	(21,799)
Interest and other income, net	174	166	8

Net loss	$(45,087)	$(23,296)	$(21,791)

Research and Development Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Galeterone for prostate cancer	$27,674	$10,970	$16,704
Other early-stage development programs and additional indications for galeterone	685	139	546
Unallocated research and development expenses	4,279	3,468	811

Total research and development expenses	$32,638	$14,577	$18,061

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

Interest and Other Income, net

For the year ended December 31, 2015, interest and other income, net consisted primarily of interest on investments. For the year ended December 31, 2014, interest and other income, net consisted primarily of the collection of a loan receivable which had been fully reserved for in prior years.

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

Cash Flows

As of December 31, 2016, we had cash and cash equivalents of $23.2 million. We invest our cash equivalents in money market accounts in order to preserve principal.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(36,520)	$(41,236)	$(21,121)
Cash provided by (used in) investing activities	35,683	(40,510)	(175)
Cash provided by financing activities	37	513	94,799

Net increase (decrease) in cash and cash equivalents	$(800)	$(81,233)	$73,503

Operating activities. During the year ended December 31, 2016, cash used in operating activities consisted of our net loss of $38.0 million and net cash used in changes in our operating assets and liabilities of $2.1 million, partially offset by net non-cash charges of $3.5 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense. Cash used in changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $3.3 million, partially offset by a decrease in prepaid expenses and other current assets of $1.3 million.

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

Investing activities. During the year ended December 31, 2016, net cash provided by investing activities was primarily attributable to maturities of marketable securities of $36.2 million, partially offset by purchases of marketable securities of $0.5 million. We used a small amount of cash during the year ended December 31, 2016 related to purchases of property and equipment.

During the year ended December 31, 2015, net cash used in investing activities was primarily attributable to purchases of marketable securities of $39.9 million and purchases of property and equipment of $0.6 million primarily related to the purchase of lab equipment and computer equipment.

We used a small amount of cash during the year ended December 31, 2014 related to purchases of property and equipment and to increase our restricted cash balance related to our corporate credit cards.

Financing activities. During the year ended December 31, 2016, net cash provided by financing activities was attributable to proceeds from the exercise of stock options.

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

As of December 31, 2016, we had cash and investments of $27.4 million. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, if we do not successfully consummate the Otic Transaction, we expect our cash and investments as of December 31, 2016 to be sufficient to fund operations through at least the first quarter of 2018. While we have entered into the Share Purchase Agreement, our operating plan may change or the consummation of the Otic Transaction may be delayed or may not occur at all. If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives including evaluating potential paths forward for galeterone and our ARDA program. If the Otic Transaction is consummated or if we determine to pursue an alternate strategy, our future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by our management. If the Otic Transaction is not consummated and we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements. If our cash and investments are not sufficient to fund our approved strategy and we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

If the Otic Transaction is not consummated, and we decide to continue our historical business operations, our future capital requirements will depend on many factors, including:

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

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To this end, in October 2015, we filed and the Securities and Exchange Commission, or the SEC, declared effective a shelf registration statement registering an aggregate of $150 million in various equity and debt securities. Pursuant to General Instruction I.B.5 of Form S-3, however, in no event will we sell securities pursuant to such registration statement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12 calendar month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million. We have not issued or sold any securities under this registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that require liens to be placed on our property and include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our common stockholders’ ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market galeterone that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$1,328	$839	$489	$—	$—

Total (2) (3)	$1,328	$839	$489	$—	$—

(1)	We lease our headquarters in Boston, Massachusetts under an operating lease through July 2018.
(2)	We are party to license agreements with University of Maryland, Baltimore and the Johns Hopkins University under which we are obligated to make future payments upon the achievement of certain contingent milestones or pay royalties upon selling a commercial product or sublicensing the licensed technology. We have not included these amounts in the table above as we cannot estimate or predict when, or if, these amounts will become due.

For further details regarding (1) and (2) above see Commitments and Contingencies, of the Notes to the Financial Statements included elsewhere in this Annual Report on form 10-K.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the financial statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and investments as of December 31, 2016 consisted of cash, money market accounts, certificates of deposit and government bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tokai Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tokai Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tokai Pharmaceuticals, Inc. at December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2017

Tokai Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$23,223	$24,023
Marketable securities	4,175	39,934
Restricted cash	150	—
Prepaid expenses and other current assets	1,995	3,213

Total current assets	29,543	67,170
Property and equipment, net	98	489
Restricted cash	120	270
Other assets	—	45

Total assets	$29,761	$67,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$430	$1,208
Accrued expenses	2,389	4,954

Total current liabilities	2,819	6,162
Long-term liabilities	84	88

Total liabilities	2,903	6,250

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,641,651 and 22,597,144 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	196,233	193,194
Accumulated other comprehensive loss	(1)	(55)
Accumulated deficit	(169,397)	(131,438)

Total stockholders’ equity	26,858	61,724

Total liabilities and stockholders’ equity	$29,761	$67,974

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$—	$—

Operating expenses:
Research and development	25,024	32,638	14,577
General and administrative	13,099	12,623	8,885

Total operating expenses	38,123	45,261	23,462

Loss from operations	(38,123)	(45,261)	(23,462)
Interest and other income, net	164	174	166

Net loss	$(37,959)	$(45,087)	$(23,296)

Net loss per share, basic and diluted	$(1.68)	$(2.01)	$(3.60)

Weighted average common shares outstanding, basic and diluted	22,634,641	22,484,343	6,469,289

Comprehensive loss:
Net loss	$(37,959)	$(45,087)	$(23,296)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	54	(55)	—

Total other comprehensive income (loss)	54	(55)	—

Total comprehensive loss	$(37,905)	$(45,142)	$(23,296)

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series A, B-1, B-2, C, D-1, D-2, D-3 and E Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

			Common Stock
	Shares	Amount	Shares	Amount
Balances at December 31, 2013	155,586,141	$85,345	493,292	$—	$7,788	$—	$(63,055)	$(55,267)
Issuance of common stock upon exercise of stock options	—	—	8,875	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	2,108	—	—	2,108
Conversion of preferred stock to common stock	(155,586,141)	(85,345)	14,860,173	15	85,330	—	—	85,345
Issuance of common stock upon initial public offering	—	—	7,020,000	7	97,922	—	—	97,929
Issuance costs	—	—	—	—	(3,334)	—	—	(3,334)
Net loss	—	—	—	—	—	—	(23,296)	(23,296)

Balances at December 31, 2014	—	—	22,382,340	22	189,830	—	(86,351)	103,501
Issuance of common stock upon exercise of stock options	—	—	201,153	1	463	—	—	464
Issuance of common stock upon vesting of restricted stock units	—	—	13,651	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,901	—	—	2,901
Unrealized loss on marketable securities	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	(45,087)	(45,087)

Balances at December 31, 2015	—	—	22,597,144	23	193,194	(55)	(131,438)	61,724
Issuance of common stock upon exercise of stock options	—	—	30,856	—	37	—	—	37
Issuance of common stock upon vesting of restricted stock units	—	—	13,651	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,002	—	—	3,002
Unrealized gain on marketable securities	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	(37,959)	(37,959)

Balances at December 31, 2016	—	$—	22,641,651	$23	$196,233	$(1)	$(169,397)	$26,858

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(37,959)	$(45,087)	$(23,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,002	2,901	2,108
Depreciation expense	171	109	21
Impairment of property and equipment	237	—	—
Release of reserve for loan to former advisor	—	(49)	(158)
Premium on purchase of marketable securities	(2)	(186)	—
Amortization of premium on marketable securities	115	72	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,263	(958)	(1,830)
Accounts payable	(778)	443	760
Accrued expenses	(2,565)	1,476	1,274
Other assets	—	(45)	—
Other long-term liabilities	(4)	88	—

Net cash used in operating activities	(36,520)	(41,236)	(21,121)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	36,200	—	—
Purchases of marketable securities	(500)	(39,875)	—
Purchases of property and equipment	(17)	(565)	(25)
Change in restricted cash	—	(70)	(150)

Net cash provided by (used in) investing activities	35,683	(40,510)	(175)

Cash flows from financing activities:
Proceeds from exercise of common stock options	37	464	16
Repayment of notes receivable	—	49	158
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	97,929
Payments of initial public offering costs	—	—	(3,304)

Net cash provided by financing activities	37	513	94,799

Net increase (decrease) in cash and cash equivalents	(800)	(81,233)	73,503
Cash and cash equivalents at beginning of period	24,023	105,256	31,753

Cash and cash equivalents at end of period	$23,223	$24,023	$105,256

Supplemental disclosure of non-cash investing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$(85,345)

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Notes to Financial Statements

(amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Tokai Pharmaceuticals, Inc. (the “Company”) was incorporated on March 26, 2004 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of prostate cancer and other hormonally-driven diseases. The Company has focused substantially all of its research and development efforts on the development of galeterone, an oral small molecule, including clinical trials of galeterone for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC. The Company also has a drug discovery program, known as ARDA (androgen receptor degradation agents), under which it identified novel compounds for patients with androgen receptor signaling diseases, including prostate cancer.

In July 2016, the Company announced its plan to discontinue the ARMOR3-SV, its pivotal Phase 3 clinical trial comparing galeterone to Xtandi® (enzalutamide) in treatment-naïve mCRPC patients whose prostate tumors expressed the AR-V7 splice variant, following the recommendation made by the trial’s independent data monitoring committee (“DMC”). The Company conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and its ARDA program. Based on data reviewed to date, there is a substantial likelihood that the Company will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. All patients enrolled in the ARMOR3-SV clinical trial have been discontinued. Following the announcement regarding the discontinuation of the ARMOR3-SV trial, the Company reduced its workforce in the third quarter of 2016 by approximately 60% and incurred a charge of $1,042 during the year ended December 31, 2016 related to the workforce reduction including severance, benefits and related costs of which $369 and $673 were recorded in research and development expenses and general and administrative expenses, respectively. The Company paid $842 of these costs during the year ended December 31, 2016 and expects to pay $200 in the first quarter of 2017. As of December 31, 2016, the Company had a balance of $200 in accrued expenses related to these severance, benefits and related costs.

In addition, in August 2016, the Company determined to discontinue enrollment in its Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi and not to proceed with its planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga® (abiraterone acetate). Ten patients in the ARMOR2 trial continue treatment as of January 31, 2017.

In September 2016, the Company announced that the board of directors had initiated a review of strategic alternatives that could result in changes to its business strategy and future operations. The objective of this review, which is being conducted in parallel with the review of development options for galeterone and the ARDA program, was to maximize shareholder value.

On December 21, 2016, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”) and the shareholders of Otic (the “Selling Shareholders”) pursuant to which, among other things, each Selling Shareholder agreed to sell to the Company, and the Company agreed to purchase from each Selling Shareholder, all of the ordinary and preferred shares of Otic (the “Otic Shares”) owned by such Selling Shareholder (the “Otic Transaction”). See “Note 13. Share Purchase Agreement” for further information regarding the Otic Transaction. The Company amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of the Company’s common stock among the Selling Shareholders and to extend to May 31, 2017, the date after which the Company or Otic may terminate the Share Purchase Agreement.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Galeterone and any product candidates that the Company may seek to develop in the future under the ARDA program or otherwise, will require significant additional research and development efforts, including extensive preclinical and clinical testing, formulation development and manufacturing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of December 31, 2016, the Company had an accumulated deficit of $169,397 and had cash and investments of $27,398. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, if the Company does not successfully consummate the Otic Transaction, the Company expects its cash and investments as of December 31, 2016 to be sufficient to fund operations through at least the first quarter of 2018. While the Company has entered into the Share Purchase Agreement, its operating plan may change or the consummation of the Otic Transaction may be delayed or may not occur at all. If the Otic Transaction is not consummated, the Company will need to continue its review of strategic alternatives including evaluating potential paths forward for galeterone and its ARDA program. If the Otic Transaction is consummated or if the Company determines to pursue an alternate strategy, its future business, prospects, financial positon and operating results could be significantly different than those in historical periods or projected by management. If the Company determines to further develop galeterone, proceed with its ARDA program, or both, the Company will need to obtain substantial additional funding. Because of the significant uncertainty regarding its future plans, the Company is not able to accurately predict the impact of a potential change on its business strategy and future funding requirements. If its cash and investments are not sufficient to fund its approved strategy and the Company is unable to raise capital when needed or on acceptable terms, the Company may be forced to delay, reduce, terminate or eliminate its product development programs and commercialization efforts.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method based upon estimated useful lives as follows:

Years
Lab equipment	3
Computer equipment	3
Furniture and fixtures	5
Leasehold improvements	Shorter of life of lease or estimated useful life

Upon retirement or sale of property and equipment, the cost and related accumulated depreciation of such property and equipment disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the year ended December 31, 2016, the Company recorded an impairment loss of $237 related to property and equipment, including lab equipment which will no longer be used as a result of the discontinuation of the ARMOR3-SV trial.

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

As part of the process of preparing financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with company personnel and outside vendors to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple clinical research organizations and investigative sites that manage and conduct clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or amount of prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low in any particular period. For the years ended December 31, 2016, 2015 and 2014, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.

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

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than- not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing novel proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases. No revenue has been generated since inception. All of the Company’s assets are located in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2016 and 2015, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities. For the year ended December 31, 2014, there was no difference between net loss and comprehensive loss.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following common stock equivalents outstanding as of December 31, 2016, 2015 and 2014 were excluded from the computation of diluted net loss per share for the years ended December 31, 2016, 2015 and 2014, because they had an anti-dilutive impact:

	December 31,
	2016	2015	2014
Stock options to purchase common stock	1,896,169	2,861,011	2,146,927
Unvested restricted common stock units	—	40,953	54,604

	1,896,169	2,901,964	2,201,531

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for the first interim period within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on the Company’s financial position, results of operations and liquidity.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 will be effective for the first interim period within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on the Company’s statement of cash flows.

3. Marketable Securities and Fair Value Measurements

As of December 31, 2016, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of Deposit (due within one year)	$1,175	$—	$—	$1,175
United States Treasury Notes (due within one year)	3,001	—	(1)	3,000

Total	$4,176	$—	$(1)	$4,175

As of December 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of Deposit (due within one year)	$13,709	$—	$—	$13,709
Certificates of Deposit (due after one year through two years)	1,178	—	—	1,178
United States Treasury Notes (due within one year)	22,596	—	(47)	22,549
United States Treasury Notes (due after one year through two years)	2,506	—	(8)	2,498

Total	$39,989	$—	$(55)	$39,934

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$17,748	$—	$17,748
Marketable securities:
Certificates of Deposit	—	1,175	—	1,175
United States Treasury Notes	—	3,000	—	3,000

Total	$—	$21,923	$—	$21,923

	Fair Value Measurements at December 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$18,361	$—	$18,361
Marketable securities:
Certificates of Deposit	—	14,887	—	14,887
United States Treasury Notes	—	25,047	—	25,047

Total	$—	$58,295	$—	$58,295

The carrying values of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

4. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Computer equipment	$162	$243
Leasehold improvements	66	66
Lab equipment	—	322
Furniture and fixtures	—	23

	228	654
Less: Accumulated depreciation	(130)	(165)

	$98	$489

Depreciation expense was $171, $109 and $21 for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Accrued research and development expenses	$907	$3,188
Accrued professional fees	871	699
Accrued payroll and related expenses	394	900
Accrued other	217	167

	$2,389	$4,954

6. Redeemable Convertible Preferred Stock

Prior to the completion of its initial public offering (“IPO”) in September 2014 (Note 7), the Company had outstanding Series A, Series B-1, Series B-2, Series C, Series D-1, Series D-2, Series D-3 and Series E redeemable convertible preferred stock (collectively, the “Redeemable Preferred Stock”). The Company classified the Redeemable Preferred Stock outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the Company’s control. In connection with the closing of the Company’s IPO, all of the Company’s outstanding Redeemable Preferred Stock automatically converted into common stock on a 10.47-for-1 basis. No Redeemable Preferred Stock was outstanding as of December 31, 2016 or 2015.

7. Common Stock

On August 29, 2014, the Company effected a 1-for-10.47 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

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

8. Stock-Based Awards

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2014 Plan was 1,745,413 shares of common stock and may be increased by the number of shares under the 2007 Stock Incentive Plan (the “2007 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 1,800,000 shares of the Company’s common stock, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2016, 3,021,327 shares remained available for issuance under the 2014 Plan. The number of authorized shares reserved for issuance under the 2014 Plan was increased by 905,666 shares effective as of January 1, 2017.

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

During the years ended December 31, 2016, 2015 and 2014, the Company granted options to purchase 324,900, 996,845 and 1,039,155 shares of common stock, respectively, to certain employees, consultants and directors. The vesting of most of these awards is time-based and the restrictions typically lapse over three to four years.

2014 Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “ESPP”), an aggregate of 225,000 shares of the Company’s common stock are reserved for issuance. The number of shares of the Company’s common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year equal to the lesser of (1) 450,000 shares of the Company’s common stock, (2) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year and (3) an amount determined by the Company’s board of directors. No offering periods have commenced under the ESPP. The number of shares reserved for issuance under the ESPP was increased by 226,416 shares effective as of January 1, 2017.

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

The following table sets forth the assumptions that the Company used to determine the fair value of the stock options granted, presented on a weighted average basis:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.52%	1.79%	1.83%
Expected term (in years)	5.91	6.01	5.95
Expected volatility	74.7%	74.2%	79.4%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity from January 1, 2016 through December 31, 2016:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of December 31, 2015	2,861,011	$7.57	8.3	$7,906
Granted	324,900	6.17
Exercised	(30,856)	1.18
Forfeited	(1,258,886)	8.90

Outstanding as of December 31, 2016	1,896,169	$6.55	6.1	$13

Options vested and expected to vest as of December 31, 2016	1,889,406	$6.53	6.1	$13
Options exercisable as of December 31, 2016	1,434,904	$5.58	5.4	$13

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on December 31, 2016 and 2015, of $0.98 and $8.72 per share, respectively, and the exercise prices of the options.

The weighted average grant date fair value of stock options granted was $4.02, $6.94 and $6.70 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

The total intrinsic value of stock options exercised was $144, $2,236 and $35 for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Common Stock Units

The 2014 Plan provides for the award of restricted common stock units. The Company has granted restricted common stock units with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The table below summarizes the Company’s restricted stock unit activity from January 1, 2016 through December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock units as of December 31, 2015	40,953	$15.00
Issued	—	—
Vested	(13,651)	15.00
Forfeited	(27,302)	15.00

Unvested restricted common stock units as of December 31, 2016	—

During 2014, the Company granted 54,604 restricted stock units with a fair value of $15.00 per share that were subject to time-based vesting conditions that lapse over four years. Upon vesting, the restricted stock units entitle the holder to one share of common stock for each restricted stock unit. All restricted stock units currently granted had been classified as equity instruments as their terms require settlement in shares. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. The Company did not grant restricted stock units in 2016 or 2015.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Year Ended December 31,
	2016	2015	2014
Research and development	$526	$634	$552
General and administrative	2,476	2,267	1,556

	$3,002	$2,901	$2,108

Stock-based compensation expense for the year ended December 31, 2014 includes $880 of stock-based compensation expense related to a performance-based option grant which vested during 2014.

As of December 31, 2016, the Company had an aggregate of $2,675 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.2 years.

9. Commitments and Contingencies

Leases

In February 2015, the Company entered into a sublease with a Massachusetts limited liability company (the “Sublandlord”) for 15,981 square feet of office space in Boston, Massachusetts. The sublease was subject and subordinate to a prime lease between the Sublandlord and the prime landlord. The term of the sublease commenced on April 1, 2015 and expired on December 31, 2016. In June 2015, the Company entered into a lease (the “New Lease”) for the existing space with the prime landlord (the “Landlord”), which effectively extends the term until July 31, 2018. Payment escalations specified in the lease agreements are accrued such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy.

Prior to April 2015, the Company leased office space in Cambridge, Massachusetts, and obtained certain office-related services on a month-to-month basis under a 30-day cancelable operating service agreement. The Company recorded exit costs of $133 in connection with the termination of the Cambridge lease, which are included in rent expense during the year ended December 31, 2015.

During the years ended December 31 2016, 2015 and 2014, the Company recognized $696, $835 and $520 of rental expense related to office space.

As of December 31, 2016, future minimum lease payments under noncancelable office leases are as follows:

2017	$839
2018	489

$1,328

Restricted Cash and Letters of Credit

The Company held a money market account of $200 to collateralize a credit card account with its bank, which was classified as restricted cash on the balance sheet as of December 31, 2016 and 2015. The Company is required to maintain a letter of credit totaling $70 for the benefit of the Landlord of the New Lease. The Landlord can draw against the letter of credit in the event of default by the Company. The Company held $70 in a money market account to collateralize the letter of credit, which amount was also included in restricted cash on the balance sheet as of December 31, 2016 and 2015.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under four amendments to the license agreement. The Company is obligated to pay UMB an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make milestone payments of an additional $50 for the filing of each additional investigational new drug application filed for a licensed product, aggregate milestone payments of up to $150 associated with the development of a licensed product for a particular non-prostate disease indication, and a $100 milestone payment upon the approval by the U.S. Food and Drug Administration (“FDA”) of each new drug application (“NDA”) for a licensed product. There were no milestones achieved during the years ended December 31, 2016, 2015 and 2014.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of December 31, 2016 the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

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

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of December 31, 2016, the Company has not yet developed a commercial product using the licensed technologies.

Companion Diagnostic Development Agreement

In March 2015, the Company entered into a project work plan with Qiagen Manchester Limited (“Qiagen”) under a Master Collaboration Agreement, dated January 12, 2015, between the Company and Qiagen (together with the project work plan, the “CDx Agreement”). Pursuant to the CDx Agreement, Qiagen had agreed to develop and commercialize a companion diagnostic test for use with galeterone to identify mCRPC patients with the AR-V7 splice variant. Qiagen had also developed under the CDx Agreement a clinical trial assay that was used in the Company’s pivotal Phase 3 clinical trial of galeterone in order to identify mCRPC patients whose tumor cells express AR-V7, and that may be used in future clinical trials of galeterone.

Subject to the terms of the CDx Agreement, the Company paid Qiagen a fee for the exclusive right to have the circulating tumor cell enrichment technology used in the development of the companion diagnostic test, which was recognized as research and development expense during the year ended December 31, 2015. The

Company also paid Qiagen fees for the development of the AR-V7 clinical trial assay. On October 28, 2016, the Company and Qiagen entered into an agreement terminating the project work plan effective September 27, 2016. The Company made a final payment of $1,099 to Qiagen. Accordingly, there are no future financial obligations by the Company or Qiagen under the project work plan. The Company recorded research and development expense of $1,099 during the year ended December 31, 2016 related to this final payment to Qiagen.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company is unable to predict if any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows and has not accrued any material liabilities related to such possible obligations in its financial statements as of December 31, 2016.

Legal Proceedings

On August 1, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of Company securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about the Company’s clinical trials for its drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts. A lead plaintiff has yet to be appointed.

On August 19, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the Company’s “IPO”, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The lawsuit alleges that, in violation of the Securities Act of 1933 (“Securities Act”), the Company’s registration statement for its IPO made false and misleading statements and omissions about the Company’s clinical trials for galeterone. The plaintiff seeks to represent a class of purchasers of Company common stock in and/or traceable to the Company’s IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit.

On September 29, 2016, two purported stockholders of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the Company’s IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and the Company’s registration statement for its IPO made false and misleading statements and omissions about the Company’s clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of Company common stock in or traceable to the Company’s IPO as well as a class of purchasers of Company common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. A prospective lead plaintiff has filed a motion to consolidate the Doshi and Garbowski Actions for all purposes. A lead plaintiff has yet to be appointed.

On December 5, 2016, a putative securities class action was filed in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”) against the Company, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the Company’s IPO, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The lawsuit alleges that the Company’s IPO registration statement made false and misleading statements and omissions about the Company’s clinical trials for galeterone, in violation of the Securities Act. The plaintiff seeks to represent a class of purchasers of Company common stock in or traceable to the Company’s IPO. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court.

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

10. Income Taxes

During the years ended December 31, 2016, 2015 and 2014, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Federal research and development tax credit	(0.6)	(0.5)	(0.9)
State taxes, net of federal benefit	(5.2)	(5.3)	(4.5)
Stock-based compensation expense	1.3	0.4	1.1
Other	—	0.1	0.2
Increase in deferred tax asset valuation allowance	38.5	39.3	38.1

Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Deferred tax assets:
Capitalized research and development expenses	$47,594	$37,765
Net operating loss carryforwards	14,252	10,224
Stock-based compensation	1,956	1,371
Research and development tax credit carryforwards	1,590	1,273
Accrued expenses	207	339
Other	44	56

Total gross deferred tax assets	65,643	51,028
Valuation allowance	(65,643)	(51,028)

Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016, 2015 and 2014 related primarily to the increase in capitalized research and development expenses, net operating loss carryforwards and stock-based compensation and were as follows:

	Year Ended December 31,
	2016	2015	2014
Valuation allowance as of beginning of year	$51,028	$33,272	$24,402
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	14,615	17,756	8,870

Valuation allowance as of end of year	$65,643	$51,028	$33,272

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $38,200 and $34,300, respectively, which begin to expire in 2024 and 2030, respectively. As of December 31, 2016, the federal and state net operating loss carryforwards include $1,400 of deductions for stock option compensation for which the associated tax benefit will be credited to additional paid-in capital when realized. This amount is accounted for separately and is not included in the Company’s deferred tax assets. As of December 31, 2016, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $1,279 and $471, respectively, which begin to expire in 2025 and 2028, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2016 and 2015. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2016 or 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

11. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Board of Directors. Since January 1, 2016, the Company has made matching contributions for the plan year ending December 31, 2016 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s eligible plan compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s eligible plan compensation. For the year ended December 31, 2016, the Company made matching contributions of $127.

12. Related Party Transactions

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

The Company had an outstanding loan to a former advisor comprised of unpaid principal and interest in the amount of $220 that was deemed uncollectable and as a result, was fully reserved for in 2007. In 2014, the Company started to receive repayment of this note. This loan was fully repaid in April 2015. The Company recorded $49 and $158 for the years ended December 31, 2015 and 2014, respectively, in interest and other income, net, representing cash collected during those periods.

13. Share Purchase Agreement

On December 21, 2016, the Company entered into the Share Purchase Agreement with Otic and the Selling Shareholders pursuant to which, among other things, each Selling Shareholder agreed to sell to the Company, and the Company agreed to purchase from each Selling Shareholder, all of the Otic Shares owned by such Selling Shareholder. Immediately following the closing of the Otic Transaction, the Selling Shareholders are expected to own approximately 60% of the Company’s outstanding common stock (62% if all of Otic’s outstanding options and warrants are exercised prior to closing). Consummation of the Otic Transaction is subject to certain closing conditions, including, among other things, approval by the Company’s stockholders. The Share Purchase Agreement contains certain termination rights for both the Company and Otic, and further provides that, upon termination of the Share Purchase Agreement under specified circumstances, the Company may be required to pay Otic a termination fee of $1,000, or Otic may be required to pay the Company a termination fee of $1,500. Upon consummation of the Otic Transaction, the Company will owe its strategic advisor $1,000. There can be no assurances that the Otic Transaction will be consummated. The Company amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of the Company’s common stock among the Selling Shareholders and to extend to May 31, 2017, the date after which the Company or Otic may terminate the Share Purchase Agreement.

In addition, the Company has entered into a commitment letter with Otic and certain purchasers set forth therein under which the purchasers have agreed to invest up to $7,000 of new capital in Otic and/or Tokai prior to or upon the closing of the Otic Transaction. Pursuant to this commitment letter, on January 31, 2017, the Company entered into a stock purchase agreement with the parties to the commitment letter under which such parties agreed to purchase 3,603,601 shares of the Company’s common stock at a price of $1.11 per share. The purchase and sale of the Company’s common stock pursuant to this stock purchase agreement will occur at the time of the closing of the Otic Transaction. The remaining $3,000 will be invested in Otic prior to the closing of the Otic Transaction through the exercise of outstanding warrants.

14. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31, 2016 (1)	Sept. 30, 2016 (1)	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Statements of Operations Data:
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(3,760)	(9,308)	(13,575)	(11,480)	(11,072)	(11,907)	(8,982)	(13,300)
Net loss	(3,737)	(9,270)	(13,526)	(11,426)	(11,017)	(11,853)	(8,957)	(13,260)
Basic and diluted net loss per share	$(0.17)	$(0.41)	$(0.60)	$(0.51)	$(0.49)	$(0.53)	$(0.40)	$(0.59)

(1)	In July 2016, the Company announced its plan to discontinue the ARMOR3-SV Phase 3 clinical trial and reduced its workforce by approximately 60%.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting is effective.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by Novartis AG, of which Novartis BioVentures Ltd., which we consider to be our affiliate due to its stock ownership of our company, is an indirect wholly-owned subsidiary.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in an amendment to this Annual Report on Form 10-K or in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investors & Media—Corporate Governance” section of our website, www.tokaipharmaceuticals.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in an amendment to this Annual Report on Form 10-K or in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in an amendment to this Annual Report on Form 10-K or in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in an amendment to this Annual Report on Form 10-K or in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in an amendment to this Annual Report on Form 10-K or in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 85 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.

Date: March 3, 2017	By:	/s/ Jodie P. Morrison
Jodie P. Morrison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jodie P. Morrison Jodie P. Morrison	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017

/s/ John S. McBride John S. McBride	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 3, 2017

/s/ Seth L. Harrison Seth L. Harrison	Chairman of the Board	March 3, 2017

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	March 3, 2017

/s/ Cheryl L. Cohen Cheryl L. Cohen	Director	March 3, 2017

/s/ David A. Kessler David A. Kessler	Director	March 3, 2017

/s/ Joseph A. Yanchik III Joseph A. Yanchik III	Director	March 3, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Amended and Restated Share Purchase Agreement dated as of March 2, 2017 by and among the Registrant, Otic Pharma, Ltd. and shareholders of Otic Pharma, Ltd. named therein. (All Schedules to the Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules to the Securities and Exchange Commission upon request.)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.1	Fifth Amended and Restated Investor Rights Agreement, dated as of May 13, 2013, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.2+	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.3+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.4+	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.5+	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.6+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.7+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.8+	2014 Employee Stock Purchase Plan to (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.9+	Amended and Restated Employment Agreement, dated as of July 16, 2014, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.10+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

Exhibit Number	Description

10.11+	Employment Agreement, dated as of January 30, 2014, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.12+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.13+	Employment Agreement, dated as of April 7, 2014, between the Registrant and Karen J. Ferrante, M.D. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.14+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Karen J. Ferrante (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10. 15+†

Employment Letter, dated as of April 7, 2015, between the Registrant and Gerald E. Quirk.

(incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on August 12, 2015)

10.16+	Consulting Agreement dated August 31, 2016 between the Registrant and Lee H. Kalowski (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on November 3, 2016)

10.17+	Consulting Agreement dated August 31, 2016 between the Registrant and Karen J. Ferrante (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on November 3, 2016)

10.18	Consulting Agreement dated September 21, 2016 between the Registrant and Apple Tree Life Sciences, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on November 3, 2016)

10.19+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.20	Sublease Agreement, dated as of February 27, 2015, between the Registrant and Boston Private Wealth LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.21

Lease, executed on June 9, 2015, between the Registrant and 255 State Street LLC.

(incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on August 12, 2015)

10.22†	Master License Agreement, dated as of May 19, 2006, between the Registrant and the University of Maryland, Baltimore, as amended by First Amendment, dated as of March 3, 2009, Second Amendment, dated as of April 10, 2012, and Third Amendment, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.23†	License Agreement, dated as of January 9, 2015, between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.24†	Master Collaboration Agreement, dated January 12, 2015, between the Registrant and Qiagen Manchester Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on May 12, 2015)

Exhibit Number	Description

10.25†	Fourth Amendment to Master License Agreement, dated March 15, 2016, between the Registrant and the University of Maryland, Baltimore(incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on May 10, 2016)

10.26	Support Agreement, dated as of December 21, 2016,by and among the Registrant, Otic Pharma, Ltd. and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on December 22, 2016)

10.27	Stock Purchase Agreement, dated as of January 31, 2017, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on February 3, 2017)

12.1*	Calculation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Indicates management contract or plan.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.