Form 10-K/A
period 2016-12-31
Tokai Pharmaceuticals Inc
filed 2017-04-25
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $53,968,136, based on the last reported sale price of such stock on the NASDAQ Global Market as of such date.

As of March 31, 2017, the registrant had 22,641,651 shares of Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

The purpose of this amendment, (the “Amendment”), is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from Tokai Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, (the “Annual Report”), as originally filed with the Securities and Exchange Commission (the “SEC”), on March 3, 2017, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, with the only changes to Part IV, Item 15 being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report filed on March 3, 2017 is being amended or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the SEC subsequent to the Annual Report.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Tokai Pharmaceuticals, Inc.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently three Class I directors (Jodie P. Morrison, Cheryl L. Cohen and Joseph A. Yanchik, III), whose terms expire at the 2018 annual meeting of stockholders; one Class II director (David A. Kessler), whose term expires at the 2019 annual meeting of stockholders; and two Class III directors (Seth L. Harrison and Stephen Buckley Jr.), whose terms expire at the 2017 annual meeting of stockholders (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). Dr. Harrison was elected as a director pursuant to a stockholders agreement that we entered into with the holders of our preferred stock that terminated upon the closing of our initial public offering.

Set forth below are the ages of the directors as March 31, 2017, the positions held in our company and other information for each member of the board. The information presented includes each director’s principal occupation and business experience for the past five years, and the names of other public companies of which he or she has served as a director during the past five years. The information presented below regarding the specific experience, qualifications, attributes and skills of each director led our nominating and corporate governance committee and our board of directors to conclude that he or she should serve as a director. There are no family relationships among any of our directors, nominees for director, or executive officers.

Name	Age	Position(s)
Class I Directors
Jodie P. Morrison	41	President and Chief Executive Officer, Director
Cheryl L. Cohen (1)(2)	51	Director
Joseph A. Yanchik, III (2)	53	Director

Class II Director
David A. Kessler, M.D. (1)(3)	65	Director

Class III Directors
Seth L. Harrison, M.D. (1)	56	Chair of the Board of Directors
Stephen Buckley, Jr. (2) (3)	67	Director

(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and corporate governance committee.

Class I Directors

Jodie P. Morrison has served as our President and Chief Executive Officer and as a member of our board of directors since March 2013. From December 2006 until March 2013, Ms. Morrison held other senior positions with us, including Chief Operating Officer, Head of Clinical Affairs and Program Operations and Vice President of Clinical Affairs and Program Operations. Prior to joining our company, Ms. Morrison served as Director of Clinical Operations and Medical Affairs at Dyax Corporation, or Dyax. Prior to joining Dyax, Ms. Morrison held clinical management positions at both Curis, Inc. and at Diacrin, Inc. Ms. Morrison currently serves on the board of directors of Keryx Biopharmaceuticals, Inc., a publicly traded company. Ms. Morrison received a B.A. in neuroscience from

Mount Holyoke College, her clinical research certification from the Boston University School of Medicine and her business training through the Greater Boston Executive Program at the MIT Sloan School of Management. We believe Ms. Morrison is qualified to serve on our board of directors due to her service as our President and Chief Executive Officer, her years of service as our Chief Operating Officer and her extensive knowledge of our company and industry.

Cheryl L. Cohen has served as a member of our board of directors since April 2015 and as a member of our compensation committee since September 2015. From September 2011 until July 2014, Ms. Cohen served as Chief Commercial Officer of Medivation, Inc. Ms. Cohen currently serves as president of CLC Consulting, a pharmaceutical and biotechnology consulting firm specializing in new product start-up and commercialization, where she also served as president from September 2008 until September 2011. From November 2007 to September 2008, she served as the vice president, strategic commercial group, of Health Care Systems, Inc., a Johnson & Johnson company, and from October 1998 to November 2007, she worked at Janssen Biotech, Inc. (formerly Centocor Biotech, Inc.), a Johnson & Johnson company, in a variety of senior sales roles including vice president, rheumatology franchise. Ms. Cohen began her career at Solvay Pharmaceuticals in a variety of sales positions. Ms. Cohen currently serves on the boards of directors of Protein Sciences Corp., a private company, and Vital Therapies, Inc., a publicly-traded company. Ms. Cohen received her B.A. from Saint Joseph College. We believe Ms. Cohen is qualified to serve on our board of directors due to her expertise in oncology and new drug commercialization.

Joseph A. Yanchik, III is one of our founders and has served as a member of our board of directors since August 2005 and as a member of our audit committee since January 2012. Mr. Yanchik served as our Chief Executive Officer from June 2005 until March 2008. Mr. Yanchik has served as the President and Chief Executive Officer, and as a director, of Aileron Therapeutics, Inc., or Aileron, since January 2006. Mr. Yanchik previously served as Venture Partner at Apple Tree Partners, or Apple Tree, a life sciences investment firm, from June 2005 until September 2006, Vice President of Corporate Development at Mendel Biotechnology, Inc., and founder and Chief Business Officer of Poetic Genetics, Inc. Prior to that, Mr. Yanchik specialized in corporate and securities law at Cahill Gordon & Reindel and Venture Law Group. Mr. Yanchik received a B.B.A. from Loyola College and a J.D. from the Villanova University School of Law. We believe Mr. Yanchik is qualified to serve on our board of directors due to his extensive business, legal and investment experience, his knowledge of our company and his experience as a chief executive officer of a life sciences company.

Class II Director

David A. Kessler, M.D. has served as a member of our board of directors since March 2009, as a member of our compensation committee since September 2014 and as a member of our nominating and corporate governance committee since September 2014. Dr. Kessler became chair of our nominating and corporate governance committee in December 2015. Dr. Kessler has served as Professor of Pediatrics and Epidemiology and Biostatistics at the University of California, San Francisco, or UCSF, School of Medicine since 2003. Dr. Kessler served as the Dean of the School of Medicine and the Vice Chancellor for Medical Affairs at UCSF from 2003 until 2007 and Dean of the Yale University School of Medicine from 1997 until 2003. Dr. Kessler served as Commissioner of the FDA from November 1990 until March 1997. He currently serves as a senior advisor to TPG Capital. Dr. Kessler was elected a member of the Institute of Medicine in 1993. Currently, Dr. Kessler serves on the board of directors of the following private companies: Immucor, Inc. and ASOthera Pharmaceuticals, Inc., or ASOthera. He previously served on the board of directors of Aptalis Pharma Inc. Dr. Kessler received a B.A. from Amherst College, a J.D. from The University of Chicago Law School and an M.D. from Harvard Medical School. In addition, Dr. Kessler received an Advanced Professional Certificate from the New York University Graduate School of Business Administration. We believe Dr. Kessler is qualified to serve on our board of directors due to his extensive healthcare and regulatory experience.

Class III Directors

Seth L. Harrison, M.D. is one of our founders and has served as a member of our board of directors since April 2005, including as chair of our board of directors since August 2005, and as a member of our compensation committee since January 2012. In September 1999, Dr. Harrison founded Apple Tree and since that time has served as Apple Tree’s Managing Partner. In addition, Dr. Harrison previously served as our Chief Executive Officer from August 2008 until September 2011. Currently, Dr. Harrison serves as a member of the boards of directors of the following private companies, ASOthera, Cure Forward Corp. and Syntimmune, Inc., and as chair of the board of directors of Braeburn Pharmaceuticals, Inc. From November 2004 to August 2016, prior to HeartWare International’s acquisition by Medtronic, Dr. Harrison served as a member of the board of directors of HeartWare, a publicly-traded company. From 2002 until 2010, Dr. Harrison served as a member of the board of directors of the International Partnership for Microbicides, a Rockefeller Foundation/Gates Foundation sponsored public-private partnership engaged in the development of anti-HIV microbicides. Dr. Harrison received an A.B. from Princeton University and an M.D. and M.B.A. from Columbia University, and completed a surgery internship at the Presbyterian Hospital in the City of New York. We believe Dr. Harrison is qualified to serve on our board of directors due to his strong medical and venture capital background, his extensive experience with development-stage companies such as ours and his service on the boards of directors of a range of public and private companies.

Stephen Buckley, Jr. has served as a member of our board of directors and as chair of our audit committee since January 2015 and has served on our nominating and corporate governance committee since December 2015. Mr. Buckley spent 25 years as a partner of Ernst & Young LLP, where he led assurance and advisory teams serving public and private companies in life sciences and other technologies. Mr. Buckley led Ernst & Young’s Life Sciences Industry Practice of New England from 1991 to 2006, and was Director of its New England Entrepreneurial Services Group from 1991 to 2001. He was previously a partner in the Boston, Massachusetts office of Arthur Young until its merger into Ernst & Young in 1989. Mr. Buckley is a member of the American Institute of CPAs. Mr. Buckley serves on the board of directors of Enanta Pharmaceuticals, Inc., a publicly-traded company. Mr. Buckley received an A.B. from Bowdoin College and a Master of Science in Accounting from Northeastern University. We believe Mr. Buckley is qualified to serve on our board of directors due to his extensive experience evaluating financial statements and financial reporting procedures.

Otic Transaction

On December 21, 2016, we entered into a Share Purchase Agreement, or Share Purchase Agreement, with Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel, or Otic, and the shareholders of Otic named therein, or the Selling Shareholders, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Share Purchase Agreement, each Selling Shareholder agreed to sell to us, and we agreed to purchase from each Selling Shareholder, all of the ordinary and preferred shares of Otic, owned by such Selling Shareholder. We refer to our acquisition of all the outstanding equity of Otic as the Otic Transaction. We amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of our common stock among the Selling Shareholders, to update the manner in which Otic options and warrants are converted and to extend to May 31, 2017, the date after which we or Otic may terminate the Share Purchase Agreement.

Under the Share Purchase Agreement, effective upon the closing of the Otic Transaction, four members of our existing board of directors, Stephen Buckley, Jr., Seth L. Harrison, David A Kessler and Joseph A. Yanchik, III, will resign as directors. Following the closing of the Otic Transaction, our board of directors which will initially be fixed at seven members, will consist of (i) three members designated by Tokai, namely Cheryl L. Cohen, John S. McBride and Jodie P. Morrison and (ii) four members designated by Otic, namely Keith A. Katkin as Chairman, Gregory J. Flesher, Gary A. Lyons, and Erez Chimovits. Pursuant to the terms of the Share Purchase Agreement, it is anticipated that these directors will be appointed to the three staggered director classes of the combined company’s board of directors as follows:

•	Class I directors (term ending 2018): Erez Chimovits, Cheryl L. Cohen and Jodie P. Morrison;

•	Class II directors (term ending 2019): Keith A. Katkin and John S. McBride; and

•	Class III directors (term ending 2017): Gregory J. Flesher and Gary A. Lyons.

Executive Officers

Set forth below is the name of our only executive officer who is not also a director, his age as of March 31, 2017, the positions he holds in our company, his principal occupation and his business experience for the past five years.

Name	Age	Position(s)
John S. McBride	65	Chief Operating Officer and Chief Financial Officer

John S. McBride. Mr. McBride has served as our Chief Operating Officer since February 2014 and as our Chief Financial Officer since September 2016. He previously served as our interim Chief Financial Officer from April 2014 until September 2014. Prior to joining our company, Mr. McBride founded and served as President of Alliance Life Science Advisors, Inc., a consulting firm focused on assisting life science companies with strategic planning, business development and financing projects from March 2012 until February 2014. Prior to founding Alliance Life Science Advisors, Inc., Mr. McBride was an independent consultant from January 2009 until March 2012. In addition, Mr. McBride previously served as Executive Vice President and Chief Operating Officer of Gloucester Pharmaceuticals, Inc., Global Head of Oncology Licensing at Pharmacia Corporation, Executive Vice President, Business Operations and Chief Financial Officer at CytoTherapeutics, Inc., Vice President, Business Development and Treasurer at Phytera, Inc., Vice President, Commercial Development at Sparta Pharmaceuticals, Inc. and Vice President, Business Development at U.S. Bioscience, Inc. Currently, Mr. McBride serves as chairman of the board of directors of Intezyne, Inc. From August 2008 until June 2013, Mr. McBride served as a member of the board of directors of Niiki Pharma Inc. Mr. McBride received a B.S. in biochemistry and an M.S. in chemical engineering from the University of Wisconsin and an M.B.A. from the Wharton School, University of Pennsylvania.

Immediately following the completion of the Otic Transaction, our executive management team is expected to be composed of the current executive team of Otic: Gregory J. Flesher, serving as President and Chief Executive Officer; Christine G. Ocampo, serving as Chief Financial and Compliance Officer; and Dr. Catherine C. Turkel, serving as Chief Development Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to fiscal 2016.

Code of Business Ethics and Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the “Investors & Media—Corporate Governance” section of our website, which is located at www.tokaipharmaceuticals.com. We intend to disclose on our website any amendments to, or waivers from, the code of business conduct and ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Corporate Governance Matters

Our board of directors believes that good corporate governance is important to ensure that our company is managed for the long-term benefit of stockholders. This section describes key corporate governance guidelines and practices that our board of directors has adopted. Complete copies of our corporate governance guidelines, committee charters and code of conduct are available on the “Investors & Media—Corporate Governance” section of our website, which is located at www.tokaipharmaceuticals.com. Alternatively, you can request a copy of any of these documents by writing us at Tokai Pharmaceuticals, Inc., 255 State Street, 6th Floor, Boston, Massachusetts 02109, Attention: Investor Relations.

Audit Committee

We have established a standing audit committee, which operates under a charter approved by our board of directors. The current members of our audit committee are Stephen Buckley, Jr., Cheryl L. Cohen and Joseph A. Yanchik, III. Mr. Buckley chairs the audit committee. Our board of directors has determined that Mr. Buckley qualifies as an “audit committee financial expert” within the meaning of the applicable SEC rules. Each member of audit committee is independent as defined under applicable NASDAQ rules, including, in the case of all members of the audit committee, the independent requirements contemplated by Rule 10-3A under the Exchange Act. The audit committee held four meetings during fiscal 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

This section discusses the material elements of our executive compensation policies for our “named executive officers” and the most important factors relevant to an analysis of these policies. For 2016, our “named executive officers” are Jodie P. Morrison, our President and Chief Executive Officer, and our two other most highly compensated executive officers who served during the year ended December 31, 2016, John S. McBride, our Chief Operating Officer and Chief Financial Officer, and Lee H. Kalowski, our former Chief Financial Officer. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Jodie P. Morrison (3)	2016	525,000	—	—	281	(2)	525,281
President and Chief Executive Officer	2015	475,000	166,250	1,199,400	335	(2)	1,840,985

John S. McBride	2016	407,804	—	—	281	(2)	408,085
Chief Operating Officer and Chief Financial Officer	2015	377,804	124,100	393,454	281	(2)	895,639

Lee H. Kalowski (4)	2016	320,000	—	—	114,374	(5)	434,374
Former Chief Financial Officer	2015	320,000	46,027	393,454	30,936	(6)	790,417

(1)	These amounts represent the aggregate grant date fair value of awards for 2015 computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. See Note 8 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.
(2)	Represents the value of the company-paid premiums for group term life insurance.
(3)	Ms. Morrison also serves as a member of our board of directors but does not receive any additional compensation for her service as a director.
(4)	Mr. Kalowski was employed as our Chief Financial Officer until August 2016. Pursuant to Mr. Kalowski’s employment agreement, he continued to receive his base salary for six months following his termination. Mr. Kalowski entered into a consulting agreement with us in September 2016, effective until April 30, 2017.
(5)	This amount consists of $113,750 for consulting fees from September 2016 to December 2016 and $624 for the value of company-paid premiums for group term life insurance.
(6)	This amount consists of $936 for the value of company paid-premiums for group term life insurance and $30,000 for the reimbursement of relocation expenses in connection with Mr. Kalowski’s employment agreement.

Narrative Disclosure to Summary Compensation Table

We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2016 are described below.

Our compensation committee sets base salaries and bonuses and grants equity incentive awards to our executive officers. In setting base salaries and bonuses and granting equity incentive awards, our compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. As part of this process, Ms. Morrison, as our president and chief executive officer, prepares performance evaluations for the other executive officers and recommends annual salary increases, annual stock option awards and cash bonuses to the compensation committee. The compensation committee conducts a performance evaluation of Ms. Morrison. Prior to approving compensation for our executive officers, the compensation committee consults with the board of directors.

Although our compensation committee generally consults with external advisors for annual review of compensation, in fiscal 2016, our compensation committee did not consult with an independent compensation consultant.

Base Salary

For 2016, Ms. Morrison’s annual base salary was $525,000, Mr. McBride’s annual base salary was $407,804 and Mr. Kalowski’s annual base salary was $320,000. Mr. Kalowski ceased his employment with us in August 2016. No adjustments were made to the base salaries for Ms. Morrison or Mr. McBride for 2017. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus

Our board of directors may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to the compensation committee of the board or the board primarily based on such review process. Our board of directors makes the final determination of the eligibility requirements for and the amount of such bonus awards. For 2016, Ms. Morrison, Mr. McBride and Mr. Kalowski were eligible for performance bonuses of up to 50%, 35% and 35% of their respective base salaries. We did not award bonuses to any employees for 2016, including Ms. Morrison, Mr. McBride or Mr. Kalowski.

Equity Incentives

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly our compensation committee and board of directors periodically review the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options or restricted stock unit awards.

In 2016, we did not make grants of equity incentive awards to our named executive officers. For the outstanding equity awards held by our named executed officers see “—Outstanding Equity Awards at Fiscal Year End 2016” below.

Outstanding Equity Awards at Fiscal Year End 2016

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2016.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jodie P. Morrison	37,878	—		1.37	6/28/2021
	59,008	—		1.37	9/7/2021
	477,987	—		1.58	6/26/2023
	69,861	64,273	(1)	13.25	10/15/2024
	47,250	141,750	(2)	9.65	12/14/2025
John S. McBride	143,106	43,572	(3)	4.19	2/25/2024
	26,390	24,281	(1)	13.25	10/15/2024
	15,500	46,500	(2)	9.65	12/14/2025
Lee H. Kalowski	104,655	—		15.00	5/28/2017
	10,333	—		9.65	5/28/2017

(1)	This option vested as to 8.33% of the shares underlying the option on May 1, 2015 and vests as to an additional 2.083% of the shares underlying the option on the first day or each month thereafter through November 1, 2018.
(2)	This option vested as to 12.5% of the shares underlying the option on June 30, 2016 and vests as to an additional 2.083% of the shares underlying the option monthly thereafter through December 31, 2019.
(3)	This option vested as to 12.5% of the shares underlying the option on April 1, 2014 and vests as to an additional 2.083% of the shares underlying the option on the first day of each month thereafter through October 1, 2017.

Employment Agreements and Potential Payments upon Termination or Change in Control

Jodie P. Morrison

In June 2013, in connection with our appointment of Ms. Morrison as our President and Chief Executive Officer, we entered into an employment agreement with Ms. Morrison. The employment agreement establishes Ms. Morrison’s title, her base salary, her eligibility for an annual bonus and her eligibility for benefits made available to employees generally and also provides for certain benefits upon termination of her employment under specified conditions. Ms. Morrison’s employment is at will. In October 2014, the compensation committee approved amendments to the employment agreement with Ms. Morrison to modify the benefits provided under that agreement upon termination of Ms. Morrison’s employment.

Under the terms of the employment agreement with Ms. Morrison, if Ms. Morrison’s employment is terminated by us without cause or by Ms. Morrison for good reason prior to a change in control, each as defined in her employment agreement, and subject to Ms. Morrison’s execution of a general release of potential claims against us, we have agreed to continue to pay Ms. Morrison her then current base salary for a period of 12 months and to provide medical and dental benefits (to the extent that she was receiving them at the time she ceased to be employed by us) for a period of up to 12 months.

In lieu of receiving the benefits described above in connection with a termination of employment, if Ms. Morrison’s employment is terminated by us without cause or by Ms. Morrison for good reason upon or within one year following a change in control, and subject to Ms. Morrison’s execution of a general release of potential claims against us, we have agreed to continue to pay Ms. Morrison her then-current base salary for a period of 18 months and to provide medical and dental benefits (to the extent that she was receiving them at the time she ceased to be employed by us) for a period of up to 18 months and to pay her an amount equal to her target bonus for the year in which the termination occurs.

In addition, with respect to each stock option that we have granted Ms. Morrison that has not yet vested, we have agreed that if Ms. Morrison is terminated without cause or resigns for good reason in connection with or within one year after a change in control of our company (as defined in the applicable stock option agreement), then that stock option will vest in full.

The Otic Transaction constitutes a change in control under the employment agreement and the stock option agreements entered into with Ms. Morrison.

John S. McBride

Mr. McBride’s employment agreement establishes Mr. McBride’s title, his base salary, his eligibility for an annual bonus and his eligibility for benefits made available to employees generally and also provides for certain benefits upon termination of his employment under specified conditions. In October 2014, the compensation committee approved amendments to the employment agreement with Mr. McBride to modify the benefits provided under that agreement upon termination of Ms. Morrison’s employment.

Under the terms of Mr. McBride’s employment agreement, if Mr. McBride’s employment is terminated by us without cause, and subject to Mr. McBride’s execution of a general release of potential claims against us, we have agreed to continue to pay Mr. McBride’s then-current base salary for a period of six months and to provide medical and dental benefits (to the extent that he was receiving them at the time he ceased to be employed by us) for a period of up to six months.

In lieu of receiving the benefits described above in connection with a termination of employment, if Mr. McBride’s employment is terminated by us without cause or by Mr. McBride for good reason upon or within one year following a change in control, and subject to Mr. McBride’s execution of a general release of potential claims against us, we have agreed to continue to pay Mr. McBride his then-current base salary for a period of 12 months and to provide medical and dental benefits (to the extent that he was receiving them at the time he ceased to be employed by us) for a period of up to 12 months and to pay him an amount equal to his target bonus for the year in which the termination occurs.

In addition, under each stock option agreement that we have entered into with Mr. McBride and has not yet vested, we have agreed that if Mr. McBride is terminated without cause or resigns for good reason in connection with or within one year after a change in control of our company (as defined in the applicable stock option agreement), then that stock option will vest in full.

The Otic Transaction constitutes a change in control under the employment agreement and the stock option agreements entered into with Mr. McBride.

Lee H. Kalowski

Mr. Kalowski’s employment agreement established his title, his base salary, his eligibility for an annual bonus and his eligibility for benefits made available to employees generally and also provides for certain benefits upon termination of his employment under specified conditions. Pursuant to Mr. Kalowski’s employment agreement, in January and April 2015, we paid Mr. Kalowski an aggregate of $30,000 as reimbursement for relocation expenses. Mr. Kalowski’s employment was at will.

In October 2014, the compensation committee of the board of directors approved amendments to the employment agreement with Mr. Kalowski to modify the benefits provided under that agreement upon termination of Mr. Kalowski’s employment. Under the terms of the revised employment agreement with Mr. Kalowski, if Mr. Kalowski’s employment was terminated by us without cause or by Mr. Kalowski for good reason prior to a change in control, each as defined in his employment agreement, and subject to Mr. Kalowski’s execution of a general release of potential claims against us, we agreed to continue to pay Mr. Kalowski his then-current base salary for a period of six months and to provide medical and dental benefits (to the extent that he was receiving them at the time he ceased to be employed by us) for a period of up to six months. Mr. Kalowski received these benefits in connection with his cessation of employment with us on August 31, 2016.

In connection with Mr. Kalowski ceasing employment with us on August 31, 2016, we entered into a consulting agreement with Mr. Kalowski, under which Mr. Kalowski agreed to perform certain consulting and other services through April 30, 2017.

Other Agreements

We have also entered into employee confidentiality, inventions, non-solicitation, and non-competition agreements with each of our named executive officers. Under the employee confidentiality, inventions, non-solicitation, and non-competition agreements, each named executive officer has agreed (1) not to compete with us during his or her employment and for a period of one year after the termination of his or her employment, (2) not to solicit our employees during his or her employment and for a period of one year after the termination of his or her employment, (3) to protect our confidential and proprietary information and (4) to assign to us related intellectual property developed during the course of his or her employment.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2016, and have the amount of the reduction contributed to the 401(k) plan. Effective January 1, 2016, we determined to make matching contributions at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s compensation and 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s contribution.

Limitation of Liability and Indemnification

As permitted by Delaware law, we have adopted provisions in our certificate of incorporation that limit or eliminate the personal liability of our directors. Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

•	any transaction from which the director derived an improper personal benefit.

These limitations do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies, including injunctive relief or rescission. If Delaware law is amended to authorize the further elimination or limiting of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law as so amended.

As permitted by Delaware law, our certificate of incorporation also provides that:

•	we will indemnify our directors and officers to the fullest extent permitted by law;

•	we may indemnify our other employees and other agents to the same extent that we indemnify our officers and directors, unless otherwise determined by our board of directors; and

•	we will advance expenses to our directors and officers in connection with legal proceedings to the fullest extent permitted by law.

The indemnification provisions contained in our certificate of incorporation are not exclusive. In addition, we have entered into indemnification agreements with each of our directors and executive officers. Each of these indemnification agreements provides, among other things, that we will indemnify such director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as a director or executive officer, as applicable, provided that he or she acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful. Each of these indemnification agreements provides that in the event that we do not assume the defense of a claim against a director or executive officer, as applicable, we are required to advance his or her expenses in connection with his or her defense, provided that he or she undertakes to repay all amounts advanced if it is ultimately determined that he or she is not entitled to be indemnified by us.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we understand that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

In addition, we maintain standard policies of insurance under which coverage is provided to our directors and officers against losses arising from claims made by reason of breach of duty or other wrongful act, and to us with respect to payments which may be made by us to such directors and officers pursuant to the above indemnification provisions or otherwise as a matter of law.

Director Compensation

Our board of directors has approved a compensation policy for our non-employee directors that is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. Our non-employee directors are compensated for their services on our board of directors as follows:

•	each new non-employee director will receive an initial grant of an option under our 2014 Stock Incentive Plan, or the 2014 Plan, to purchase 25,000 shares of common stock upon his or her initial election to our board of directors;

•	each non-employee director who has served on the board for at least three months will receive an annual grant of an option under our 2014 Plan to purchase 12,000 shares of common stock on the date of the first meeting of our board of directors held after each annual meeting of our stockholders;

•	each non-employee director will receive an annual cash fee of $35,000 ($60,000 for the chair of the board of directors);

•	each non-employee director who is a member of the audit committee will receive an additional annual cash fee of $7,500 ($15,000 for the audit committee chair);

•	each non-employee director who is a member of the compensation committee will receive an additional annual cash fee of $5,000 ($10,000 for the compensation committee chair); and

•	each non-employee director who is a member of the nominating and corporate governance committee will receive an additional annual cash fee of $3,750 ($7,500 for the nominating and corporate governance committee chair).

The stock options granted to our non-employee directors will have an exercise price equal to the fair market value of our common stock on the date of grant and will expire ten years after the date of grant. The initial stock options granted to our future newly elected non-employee directors will, subject to the director’s continued service on our board, vest with respect to one-third of the shares on the first anniversary of the grant date and quarterly thereafter until the third anniversary of the date of grant. The annual stock options granted to our non-employee directors will, subject to the director’s continued service on our board, vest with respect to 100% of the shares on the first anniversary of the grant date. The initial and annual stock options granted to our non-employee directors will vest in full with respect to the shares then underlying such options upon a change in control.

The annual cash fee will be payable quarterly in arrears on the last day of each quarter. The amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board.

Each non-employee director is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which he or she serves.

The following table sets forth information regarding compensation earned by our non-employee directors during 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Seth L. Harrison, M.D.	66,875	48,459	115,334
Timothy J. Barberich(2)	43,716	48,459	92,175
David A. Kessler, M.D.	47,673	48,459	96,132
Joseph A. Yanchik, III	42,500	48,459	90,959
Stephen Buckley, Jr.	53,923	48,459	102,382
Cheryl L. Cohen	44,164	48,459	92,623

(1)	These amounts represent the aggregate grant date fair value of awards computed in accordance with FASB ASB Topic 718. See Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards.
(2)	Mr. Barberich resigned from our board of directors on October 10, 2016.

As of December 31, 2016, our non-employee directors held the following stock options, all of which were granted under our 2007 Stock Incentive Plan, as amended, or 2007 Plan, and our 2014 Plan:

Name	Option Awards
Seth L. Harrison, M.D.	24,000
Timothy J. Barberich	32,873
Stephen Buckley, Jr.	49,000
Cheryl L. Cohen	37,000
David A. Kessler, M.D.	53,502
Joseph A. Yanchik, III	45,658

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, and other than Dr. Harrison, who served as our Chief Executive Officer from August 2008 until September 2011, none of the members of our compensation committee has ever been an officer or employee of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of January 31, 2017:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our current directors;

•	our principal executive officer, and our two other executive officers who served during the year ended December 31, 2016, whom, collectively, we refer to as our named executive officers; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2017 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of shares beneficially owned as of January 31, 2017 is based on 22,641,651 shares of our common stock issued and outstanding as of January 31, 2017. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Tokai Pharmaceuticals, Inc., 255 State Street, 6th Floor, Boston, Massachusetts 02109. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Name of Beneficial Owner	Number of Shares Beneficially Owned as of January 31, 2017%
5% Stockholders:
Entities affiliated with Apple Tree Partners (1)	7,912,079	34.9
Novartis BioVentures Ltd. (2)	4,493,458	19.8
Executive Officers and Directors:
Jodie P. Morrison (3)	772,540	3.3
John S. McBride (4)	210,523	*
Lee Kalowski (5)	114,988	*
Seth L. Harrison, M.D. (6)	8,136,773	35.9
Stephen Buckley, Jr. (7)	39,666	*
Cheryl L. Cohen (8)	14,583	*
David A. Kessler, M.D. (9)	41,070	*
Joseph A. Yanchik, III (10)	59,204	*
All directors and executive officers as a group (7 persons) (11)	9,274,359	39.1

1)	Based on information provided in a Schedule 13D filed by Apple Tree Partners II, L.P. on September 30, 2014. Consists of (i) 4,218,641 shares of common stock held by Apple Tree Partners II, L.P., (ii) 3,568,438 shares of common stock held by Apple Tree Partners II—Annex, L.P. and (iii) 125,000 shares of common stock held by Apple Tree Partners IV, L.P. Dr. Seth L. Harrison, a member of our board of directors, is a principal of the general partner of each of Apple Tree Partners II, L.P., Apple Tree Partners II—Annex, L.P. and Apple Tree Partners IV, L.P., and Dr. Harrison disclaims beneficial ownership of the shares held by each of Apple Tree Partners II, L.P., Apple Tree Partners II—Annex, L.P. and Apple Tree Partners IV, L.P., except to the extent of his pecuniary interest therein. Dr. Harrison has sole voting and investment control and power over the shares held by Apple Tree Partners II, L.P., Apple Tree Partners II—Annex, L.P. and Apple Tree Partners IV, L.P. The address of Apple Tree Partners is 230 Park Avenue, Suite 2800, New York, NY 10169.
2)	Based on information provided in a Schedule 13D and Form 4 filed by Novartis BioVentures Ltd., a Bermuda corporation, on October 1, 2014 and July 17, 2015, respectively. Novartis BioVentures Ltd. is a wholly-owned indirect subsidiary of Novartis AG, which is an indirect beneficial owner of the reported securities. The address of Novartis BioVentures Ltd. is PO Box HM 2899, Hamilton HM LX, Bermuda.
3)	Consists of (i) 57,566 shares of common stock and (ii) 714,974 shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.
4)	Consists of shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.
5)	Consists of shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.
6)	Consists of (i) 212,694 shares of common stock held by Dr. Harrison, (ii) 12,000 shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date, (iii) 4,218,641 shares of common stock held by Apple Tree Partners II, L.P., (iv) 3,568,438 shares of common stock held by Apple Tree Partners II—Annex, L.P. and (v) 125,000 shares of common stock held by Apple Tree Partners IV, L.P. Dr. Seth L. Harrison, a member of our board of directors, is a principal of the general partner of each of Apple Tree Partners II, L.P., Apple Tree Partners II—Annex, L.P. and Apple Tree Partners IV, L.P., and Dr. Harrison disclaims beneficial ownership of the shares held by each of Apple Tree Partners II, L.P., Apple Tree Partners II—Annex, L.P. and Apple Tree Partners IV, L.P., except to the extent of his pecuniary interest therein. Dr. Harrison has sole voting and investment control and power over the shares held by Apple Tree Partners II, L.P., Apple Tree Partners II—Annex, L.P. and Apple Tree Partners IV, L.P.
7)	Consists of (i) 11,000 shares of common stock and (ii) 28,666 shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.
8)	Consists of shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.
9)	Consists of shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.
10)	Consists of (i) 25,546 shares of common stock and (ii) 33,658 shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.
11)	Consists of (i) 8,218,885 shares of common stock and (ii) 1,055,474 shares of common stock underlying options that are exercisable as of January 31, 2017 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2016. As of December 31, 2016, we had three equity compensation plans, each of which was approved by our stockholders: our 2007 Plan, our 2014 Plan and our 2014 Employee Stock Purchase Plan, or 2014 ESPP.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,896,169	(1)	$6.55	3,246,327	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,896,169		$6.55	3,246,327	(3)

(1)	Consists of (i) 1,085,600 shares to be issued upon exercise of outstanding options under our 2007 Plan as of December 31, 2016 and (ii) 810,569 shares to be issued upon exercise of outstanding options under our 2014 Plan as of December 31, 2016.
(2)	Consists of (i) 3,021,327 shares that remained available for future issuance under our 2014 Plan as of December 31, 2016 and (ii) 225,000 shares that remained available for future issuance under our 2014 ESPP as of December 31, 2016. No shares remained available for future issuance under the 2007 Plan as of December 31, 2016.
(3)	Our 2014 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2014 Plan to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the least of 1,800,000 shares of our common stock, 4% of the number of shares of our common stock outstanding on the first day of the applicable fiscal year and an amount determined by our board of directors. On January 1, 2017, 905,666 additional shares were reserved for issuance under the 2014 Plan pursuant to this provision. Our 2014 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2014 ESPP to be added on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 450,000 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year and an amount determined by our board of directors. On January 1, 2017, 226,416 additional shares were reserved for issuance under the 2014 ESPP pursuant to this provision.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy to set forth policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds $120,000, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

Our related person transaction policy contains exceptions for any transaction or interest that is not considered a related person transaction under SEC rules as in effect from time to time. In addition, the policy provides that an interest arising solely from a related person’s position as an executive officer of another entity that is a participant in a transaction with us will not be subject to the policy if each of the following conditions is met:

•	the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity;

•	the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction with us and do not receive any special benefits as a result of the transaction; and

•	the amount involved in the transaction is less than the greater of $200,000 and 5% of the annual gross revenue of the company receiving payment under the transaction.

The policy provides that any related person transaction proposed to be entered into by us must be reported to our chief executive officer or chief financial officer and will be reviewed and approved by our audit committee in accordance with the terms of the policy, prior to effectiveness or consummation of the transaction whenever practicable. The policy provides that if our chief executive officer or chief financial officer determines that advance approval of a related person transaction is not practicable under the circumstances, our audit committee will review and, in its discretion, may ratify the related person transaction at the next meeting of the audit committee. The policy also provides that alternatively, our chief executive officer or chief financial officer may present a related person transaction arising in the time period between meetings of the audit committee to the chair of the audit committee, who will review and may approve the related person transaction, subject to ratification by the audit committee at the next meeting of the audit committee.

In addition, the policy provides that any related person transaction previously approved by the audit committee or otherwise already existing that is ongoing in nature will be reviewed by the audit committee annually to ensure that such related person transaction has been conducted in accordance with the previous approval granted by the audit committee, if any, and that all required disclosures regarding the related person transaction are made.

The policy provides that transactions involving compensation of executive officers will be reviewed and approved by our compensation committee in the manner to be specified in the charter of the compensation committee.

A related person transaction reviewed under this policy will be considered approved or ratified if it is authorized by the audit committee in accordance with the standards set forth in the policy after full disclosure of the related person’s interests in the transaction. As appropriate for the circumstances, the policy provides that the audit committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of business of our company;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than the terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The policy provides that the audit committee will review all relevant information available to it about the related person transaction. The policy provides that the audit committee may approve or ratify the related person transaction only if the audit committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The policy provides that the audit committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related person in connection with approval of the related person transaction.

Related Person Transactions

In September 2016, we entered into a consulting agreement, or the Apple Tree Consulting Agreement, with Apple Tree Life Sciences, Inc., or Apple Tree, under which Apple Tree agreed to provide consulting, advisory and related services to and for us from time to time. There is no fee for these services except for reimbursement of out of pocket expenses. Affiliates of Apple Tree beneficially own approximately 35% of the Company, and Dr. Seth Harrison, a member of our board of directors, is a principal of Apple Tree.

Other than the Apple Tree Consulting Agreement and the compensation arrangements for our named executive officers and directors, which are described elsewhere in the “Executive Compensation” and “Director Compensation” sections of this Amendment, we have not been a party to any transaction since January 1, 2016 in which the amounts involved exceeded or will exceed $120,000, and any of our directors, executive officers, nominees for director or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Board Determination of Independence

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Rule 5605(a)(2) of the NASDAQ Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. In 2016, based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors determined that each of our directors, with the exception of Jodie P. Morrison, was an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Ms. Morrison is not an independent director under Rule 5605(a)(2) because she is our President and Chief Executive Officer. Our board of directors also determined that Stephen Buckley, Jr., Cheryl L. Cohen and Joseph A. Yanchik, III, who were members of our audit committee during 2016, Cheryl L. Cohen, Seth L. Harrison and David A. Kessler, who were members of our compensation committee during 2016 and David A. Kessler and Stephen Buckley, Jr., who were members of our nominating and corporate governance committee during 2016, satisfy the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable, including in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act and in the case of all members of the compensation committee, the independence requirements contemplated by Rule 10C-1 under the Exchange Act. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP was our independent registered public accounting firm for the years ended December 31, 2016 and December 31, 2015. The following table summarizes the fees of PricewaterhouseCoopers LLP billed to us for each of the last two fiscal years. All of such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2016	2015
Audit Fees(1)	$415,000	$418,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$415,000	$418,000

(1)	“Audit Fees” consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.

Pre-Approval Policies and Procedures

Our audit committee has adopted procedures requiring the pre-approval of all non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management. Our audit committee has delegated authority to the committee chair to pre-approve any audit or non-audit service to be provided to us by our independent registered public accounting firm provided that the fees for such services do not exceed $50,000. Any approval of services by the committee chair pursuant to this delegated authority must be reported to the audit committee at the next meeting of the committee.

The standard applied by the audit committee, or the chair of the audit committee, in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

PART IV

ITEM 15.	Exhibits, Financial Statements Schedules

(a) Financial Statements

For a list of the financial statements filed with our Annual Report and included as part of this Form 10-K/A, see Index to the Financial Statements on page 85 of our Annual Report, incorporated into this Item by reference.

(b) Exhibits

The exhibits filed as part of this Amendment are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

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

TOKAI PHARMACEUTICALS, INC.

Date: April 25, 2017	By:	/s/ Jodie P. Morrison
Jodie P. Morrison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jodie P. Morrison Jodie P. Morrison	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2017

/s/ John S. McBride John S. McBride	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	April 25, 2017

/s/ Seth L. Harrison Seth L. Harrison	Chairman of the Board	April 25, 2017

/s/ Stephen Buckley, Jr. Stephen Buckley, Jr.	Director	April 25, 2017

/s/ Cheryl L. Cohen Cheryl L. Cohen	Director	April 25, 2017

/s/ David A. Kessler David A. Kessler	Director	April 25, 2017

/s/ Joseph A. Yanchik, III Joseph A. Yanchik, III	Director	April 25, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Share Purchase Agreement dated as of March 2, 2017 by and among the Registrant, Otic Pharma, Ltd. and shareholders of Otic Pharma, Ltd. named therein. (All Schedules to the Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules to the Securities and Exchange Commission upon request.) (incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on September 26, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.1	Fifth Amended and Restated Investor Rights Agreement, dated as of May 13, 2013, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.2+	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.3+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.4+	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.5+	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.6+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.7+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.8+	2014 Employee Stock Purchase Plan to (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.9+	Amended and Restated Employment Agreement, dated as of July 16, 2014, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.10+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Jodie P. Morrison (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.11+	Employment Agreement, dated as of January 30, 2014, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.12+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and John S. McBride (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.13+	Employment Agreement, dated as of April 7, 2014, between the Registrant and Karen J. Ferrante, M.D. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.14+	Amendment to Employment Letter, dated as of January 15, 2015, between the Registrant and Karen J. Ferrante (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.15+†	Employment Letter, dated as of April 7, 2015, between the Registrant and Gerald E. Quirk. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on August 12, 2015)

10.16+	Consulting Agreement dated August 31, 2016 between the Registrant and Lee H. Kalowski (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on November 3, 2016)

10.17+	Consulting Agreement dated August 31, 2016 between the Registrant and Karen J. Ferrante (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on November 3, 2016)

10.18	Consulting Agreement dated September 21, 2016 between the Registrant and Apple Tree Life Sciences, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on November 3, 2016)

10.19+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (File No. 333-198052) filed on September 2, 2014)

10.20	Sublease Agreement, dated as of February 27, 2015, between the Registrant and Boston Private Wealth LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.21

Lease, executed on June 9, 2015, between the Registrant and 255 State Street LLC.

(incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on August 12, 2015)

10.22†	Master License Agreement, dated as of May 19, 2006, between the Registrant and the University of Maryland, Baltimore, as amended by First Amendment, dated as of March 3, 2009, Second Amendment, dated as of April 10, 2012, and Third Amendment, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (File No. 333-198052) filed on August 11, 2014)

10.23†	License Agreement, dated as of January 9, 2015, between the Registrant and The Johns Hopkins University (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 26, 2015)

10.24†	Master Collaboration Agreement, dated January 12, 2015, between the Registrant and Qiagen Manchester Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on May 12, 2015)

10.25†	Fourth Amendment to Master License Agreement, dated March 15, 2016, between the Registrant and the University of Maryland, Baltimore (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36620) filed on May 10, 2016)

10.26	Support Agreement, dated as of December 21, 2016, by and among the Registrant, Otic Pharma, Ltd. and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on December 22, 2016)

10.27	Stock Purchase Agreement, dated as of January 31, 2017, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on February 3, 2017)

12.1	Calculation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

101INS	XBRL Instance Document (incorporated by reference to Exhibit 101NS to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

101SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101SCH to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101CAL to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

101LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101LAB to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101PRE to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

101DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101DEF to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017)

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Indicates management contract or plan.