Form 10-Q
period 2017-03-31
Tokai Pharmaceuticals Inc
filed 2017-05-03
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of April 30, 2017 there were 22,641,651 shares of Common Stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our board of directors’ review of strategic alternatives and our pending transaction with Otic Pharma Ltd as a result of such review;

•	the results of our analysis of the unblinded study data from ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone that we announced our plan to discontinue in July 2016 following the recommendation of the trial’s independent data monitoring committee, and our evaluation of potential paths forward for galeterone and our ARDA (androgen receptor degradation agents) program;

•	costs associated with the discontinuation of the ARMOR3-SV trial, as well as estimated cost savings from the July 2016 workforce reduction and trial discontinuation;

•	the anticipated timing, cost and conduct of additional clinical trials of, and formulation development and manufacturing activities for, galeterone;

•	the development of galeterone for the treatment of prostate cancer or other indications or patient populations, and of any other future product candidates, including compounds under our ARDA program that are designed to disrupt androgen receptor signaling through enhanced androgen receptor degradation;

•	our plans to seek to enter into collaborations for the commercialization of galeterone and any other future product candidates;

•	the potential benefits of any future collaboration;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement.

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

You should also read carefully the risk factors described in the section “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. Included in these risk factors are important factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tokai Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$24,400	$23,223
Marketable securities	—	4,175
Restricted cash	—	150
Prepaid expenses and other current assets	1,231	1,995

Total current assets	25,631	29,543
Property and equipment, net	80	98
Restricted cash	120	120

Total assets	$25,831	$29,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$276	$430
Accrued expenses	2,143	2,389

Total current liabilities	2,419	2,819
Long-term liabilities	48	84

Total liabilities	2,467	2,903

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,641,651 shares issued and outstanding at March 31, 2017 and December 31, 2016	23	23
Additional paid-in capital	196,604	196,233
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(173,263)	(169,397)

Total stockholders’ equity	23,364	26,858

Total liabilities and stockholders’ equity	$25,831	$29,761

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—

Operating expenses:
Research and development	306	7,931
General and administrative	3,586	3,549

Total operating expenses	3,892	11,480

Loss from operations	(3,892)	(11,480)
Interest income and other income, net	26	54

Net loss	$(3,866)	$(11,426)

Net loss per share, basic and diluted	$(0.17)	$(0.51)

Weighted average common shares outstanding, basic and diluted	22,641,651	22,625,009

Comprehensive loss:
Net loss	$(3,866)	$(11,426)
Other comprehensive income:
Unrealized gains on marketable securities	1	50

Total other comprehensive income	1	50

Total comprehensive loss	$(3,865)	$(11,376)

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,866)	$(11,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	371	1,022
Depreciation expense	17	53
Impairment of property and equipment	1	—
Amortization of premium on marketable securities	1	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	764	521
Accounts payable	(154)	678
Accrued expenses	(246)	(663)
Other long-term liabilities	(36)	38

Net cash used in operating activities	(3,148)	(9,740)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	4,175	—
Purchases of property and equipment	—	(17)
Change in restricted cash	150	—

Net cash provided by (used in) investing activities	4,325	(17)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	37

Net cash provided by financing activities	—	37

Net increase (decrease) in cash and cash equivalents	1,177	(9,720)
Cash and cash equivalents at beginning of period	23,223	24,023

Cash and cash equivalents at end of period	$24,400	$14,303

The accompanying notes are an integral part of these financial statements.

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Tokai Pharmaceuticals, Inc. (the “Company”) was incorporated on March 26, 2004 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of prostate cancer and other hormonally-driven diseases. The Company has focused substantially all of its research and development efforts on the development of galeterone, an oral small molecule, including clinical trials of galeterone for the treatment of patients with metastatic castration-resistant prostate cancer (“mCRPC”). The Company also has a drug discovery program, known as ARDA (androgen receptor degradation agents), under which it identified novel compounds for patients with androgen receptor signaling diseases, including prostate cancer.

In July 2016, the Company announced its plan to discontinue ARMOR3-SV, its pivotal Phase 3 clinical trial comparing galeterone to Xtandi® (enzalutamide) in treatment-naïve mCRPC patients whose prostate tumors expressed the AR-V7 splice variant, following the recommendation made by the trial’s independent data monitoring committee (“DMC”). The Company conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and its ARDA program. Based on data reviewed, there is a substantial likelihood that the Company will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. All patients enrolled in the ARMOR3-SV clinical trial have been discontinued. Following the announcement regarding the discontinuation of the ARMOR3-SV trial, the Company reduced its workforce in the third quarter of 2016 by approximately 60%.

In addition, in August 2016, the Company determined to discontinue enrollment in its Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi and not to proceed with its planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga ® (abiraterone acetate). Ten patients in the ARMOR2 trial continue treatment as of March 31, 2017.

In September 2016, the Company announced that the board of directors had initiated a review of strategic alternatives that could result in changes to its business strategy and future operations. The objective of this review, which was conducted in parallel with the review of development options for galeterone and the ARDA program, was to maximize shareholder value.

On December 21, 2016, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”) and the shareholders of Otic (the “Selling Shareholders”) pursuant to which, among other things, each Selling Shareholder agreed to sell to the Company, and the Company agreed to purchase from each Selling Shareholder, all of the ordinary and preferred shares of Otic (the “Otic Shares”) owned by such Selling Shareholder (the “Otic Transaction”). See “Note 9. Share Purchase Agreement” for further information regarding the Otic Transaction. The Company amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of the Company’s common stock among the Selling Shareholders and to extend to May 31, 2017, the date after which the Company or Otic may terminate the Share Purchase Agreement.

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

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

The Company’s common stock is currently listed for quotation on the NASDAQ Global Market. On March 8, 2017, the Company received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying the Company that, for the last 30 consecutive business days prior to the date of the letter, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. The Company has been provided an initial period of 180 calendar days, or until September 4, 2017, to regain compliance with the listing requirements. If, at any time before September 4, 2017, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days it may be eligible to regain compliance with the minimum bid requirement. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that the Company complies with NASDAQ’s continued listing standards. The Company is seeking approval of a reverse stock split at its upcoming Special Meeting of Stockholders to be held on May 9, 2017 in connection with the Otic Transaction. The Company expects that the reverse stock split, if approved, would help it regain compliance with the listing standards.

If the Company’s common stock is delisted by NASDAQ, the common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for the Company to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of the Company’s common stock. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses and negative cash flows from operations since inception. As of March 31, 2017, the Company had an accumulated deficit of $173,263 and had cash and cash equivalents of $24,400. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, and that the Company does not successfully consummate the Otic Transaction, the Company expects its cash and cash equivalents as of March 31, 2017 to be sufficient to fund operations through at least the first half of 2018. While the Company has entered into the Share Purchase Agreement, its operating plan may change or the consummation of the Otic Transaction may be delayed or may not occur at all. If the Otic Transaction is not consummated, the Company will need to continue its review of strategic alternatives including evaluating potential paths forward for galeterone and its ARDA program. If the Otic Transaction is consummated or if the Company determines to pursue an alternate strategy, its future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by management. If the Company determines to further develop galeterone, proceed with its ARDA program, or both, the Company will need to obtain substantial additional funding. Because of the significant uncertainty regarding its future plans, the Company is not able to accurately predict the impact of a potential change on its business strategy and future funding requirements. If its cash and cash equivalents are not sufficient to fund its approved strategy and the Company is unable to raise capital when needed or on acceptable terms, the Company may be forced to delay, reduce, terminate or eliminate its product development programs and commercialization efforts.

The balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). The accompanying unaudited financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2017. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2017 and results of operations and cash flows for the three months ended March 31, 2017 and 2016 have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

At March 31, 2017, there were no marketable securities.

At December 31, 2016 marketable securities by security type consisted of:

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

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

The following tables present the Company’s fair value hierarchy for its cash equivalents and marketable securities, which are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$22,943	$—	$22,943

Total	$—	$22,943	$—	$22,943

	Fair Value Measurements at December 31, 2016 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money Market Instruments	$—	$17,748	$—	$17,748
Marketable securities:
Certificates of Deposit	—	1,175	—	1,175
United States Treasury Notes	—	3,000	—	3,000

Total	$—	$21,923	$—	$21,923

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

The following common share equivalents outstanding as of March 31, 2017 and 2016 were excluded from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016 because they had an anti-dilutive impact:

	March 31,
	2017	2016
Stock options to purchase common stock	1,855,741	3,035,315
Unvested restricted common stock units	—	34,128

	1,855,741	3,069,443

Recently Issued or Adopted Accounting Pronouncements

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

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”) issued by the FASB in March 2016. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Accordingly, the Company elected to account for forfeitures as they occur rather than apply a forfeiture rate to stock-based compensation. The impact of the election to account for forfeitures as they occur was not material. Additionally, upon adoption on January 1, 2017, the Company’s gross deferred tax assets and corresponding valuation allowance each increased by $1,400 related to tax deductions from the exercise of stock options that previously would have been credited to additional paid-in-capital when realized.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued professional fees	$1,105	$871
Accrued research and development expenses	623	907
Accrued payroll and related expenses	186	394
Accrued other	229	217

	$2,143	$2,389

4. Income Taxes

The Company did not provide for any income taxes in the three months ended March 31, 2017 or 2016. The Company had gross deferred tax assets of $65,643 at December 31, 2016, which increased by approximately $1,000 at March 31, 2017 due to the Company’s net operating loss. In addition, in connection with the adoption of ASU No. 2016-09 as of January 1, 2017, as more fully described above in “Note 2. Recently Issued and Adopted Accounting Pronouncements”, the deferred tax asset and the corresponding valuation allowance also increased by $1,400. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at each of March 31, 2017 and December 31, 2016, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2017 or December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2013 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

5. Stock-Based Compensation

The Company grants stock-based awards under its 2014 Stock Incentive Plan and is authorized to issue, but has not issued as of March 31, 2017, common stock under its 2014 Employee Stock Purchase Plan. The Company also has outstanding stock options under its 2007 Stock Incentive Plan, but is no longer granting awards under this plan. As of March 31, 2017, 3,967,421 shares of common stock were available for issuance under the 2014 Stock Incentive Plan. As of March 31, 2017, 451,416 shares of common stock were available for issuance to participating employees under the 2014 Employee Stock Purchase Plan. The Company recorded

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

stock-based compensation expense related to stock options and restricted common stock units in the following expense categories of its statements of operations:

	Three Months Ended March 31
	2017	2016
Research and development	$24	$211
General and administrative	347	811

	$371	$1,022

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

During the three months ended March 31 2017 and 2016, the Company recognized $175 and $174, respectively, of rental expense related to office space.

As of March 31, 2017, future minimum lease payments under the noncancelable office lease are as follows:

Remainder of 2017	$629
2018	489

$1,118

Restricted Cash and Letters of Credit

The Company held a money market account as of March 31, 2017 and December 31, 2016 to collateralize a credit card account with its bank. As of March 31, 2017, the balance of the money market account was $50, which was classified as long-term restricted cash. As of December 31, 2016, the balance of the money market account was $200, of which $150 was classified as current restricted cash and $50 was classified as long-term restricted cash. The Company is required to maintain a letter of credit totaling $70 for the benefit of the Landlord of the New Lease. The Landlord can draw against the letter of credit in the event of default by the Company. The Company held $70 in a money market account to collateralize the letter of credit, which amount was also included in restricted cash on the balance sheet as of March 31, 2017 and December 31, 2016.

Intellectual Property Licenses

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”). Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under four amendments to the license agreement. The Company is obligated to pay UMB

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

an annual maintenance fee of $10 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make milestone payments of an additional $50 for the filing of each additional investigational new drug application filed for a licensed product, aggregate milestone payments of up to $150 associated with the development of a licensed product for a particular non-prostate disease indication, and a $100 milestone payment upon the approval by the U.S. Food and Drug Administration (“FDA”) of each new drug application (“NDA”) for a licensed product. There were no milestones achieved during the three months ended March 31, 2017 and 2016.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of March 31, 2017 the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

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

In consideration for the rights granted to the Company under the license agreement, the Company made an upfront payment to Johns Hopkins of $75 following the execution of the license agreement in 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700 in the aggregate. The Company expensed $50 related to the achievement of two of these milestones in 2015. The Company has not achieved any other milestones and, therefore, no additional liabilities for such milestone payments have been recorded in the Company’s financial statements.

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of March 31, 2017, the Company has not yet developed a commercial product using the licensed technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers, which provide, among other things, that the Company will indemnify such directors and executive officers to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred material costs as a result of the indemnification agreements described above. In addition, the Company maintains directors and officers insurance coverage. The Company is unable to predict if any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows and has not accrued any material liabilities related to such possible obligations in its financial statements as of March 31, 2017.

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

Legal Proceedings

On August 1, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of Company securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about the Company’s clinical trials for its drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On September 30, 2016, two lead plaintiff motions were filed by two shareholders. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts.

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

On September 29, 2016, two purported stockholders of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the Company’s IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and the Company’s registration statement for its IPO made false and misleading statements and omissions about the Company’s clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of Company common stock in or traceable to the Company’s IPO as well as a class of purchasers of Company common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On September 30, 2016, a lead plaintiff motion was filed by one of the lead plaintiff candidates in the Doshi Action, who later refiled his motion on December 13, 2016. The same lead plaintiff candidate also filed a motion to consolidate the Doshi and Garbowski Actions for all purposes.

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

In connection with the Otic Transaction, two putative securities class actions have been filed in the U.S. District Court for the District of Massachusetts against the Company, Jodie P. Morrison, Seth L. Harrison, Stephen Buckley, Jr., Cheryl L. Cohen, David A. Kessler, and Joseph A. Yanchik, III. The two complaints are captioned as follows: Bushansky v. Tokai Pharmaceuticals, Inc., et al.,

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

No. 1:17-cv-10621-DPW (filed April 11, 2017), and Wilson v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-10645-DPW (filed April 14, 2017). Each lawsuit alleges that the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2017 (the “Definitive Proxy Statement”) made false and misleading statements and omissions in connection with the Otic Transaction, in violation of the Exchange Act and Rule 14a-9, promulgated thereunder. Each plaintiff seeks to represent a class of all persons and entities that own the Company’s common stock. Each lawsuit seeks, among other things, preliminary and permanent injunctions of the Otic Transaction unless the Company discloses certain information requested by plaintiff, rescission and unspecified damages if the Otic Transaction is consummated, and attorneys’ fees. The Company refers to these two actions collectively as the “Stockholder Litigation.” The Company believes that no supplemental disclosures are required under applicable laws. However, to avoid the risk of the Stockholder Litigation delaying or adversely affecting the closing of the Otic Transaction and to minimize the expense of defending the Stockholder Litigation, and without admitting any liability or wrongdoing, the Company made certain disclosures that supplement and revise those contained in the Definitive Proxy Statement. The Company and the other named defendants deny that they have committed or assisted others in committing any violations of law or breaches of duty to Company stockholders, and expressly maintain that they have complied with their fiduciary and other legal duties and have provided the litigation-related supplemental disclosures solely to try to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any possible delay to the closing of the Otic Transaction that might arise from further litigation. Nothing in the litigation-related supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the litigation-related supplemental disclosures.

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

7. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Board of Directors. Since January 1, 2017, the Company has made matching contributions for the plan year ending December 31, 2017 at a rate of 100% of each employee’s contribution up to a maximum matching contribution of 3% of the employee’s eligible plan compensation and at a rate of 50% of each employee’s contribution in excess of 3% up to a maximum of 5% of the employee’s eligible plan compensation. For the three months ended March 31, 2017 and 2016, the Company made matching contributions of $19 and $45, respectively.

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

9. Share Purchase Agreement

On December 21, 2016, the Company entered into the Share Purchase Agreement with Otic and the Selling Shareholders pursuant to which, among other things, each Selling Shareholder agreed to sell to the Company, and the Company agreed to purchase from each Selling Shareholder, all of the Otic Shares owned by such Selling Shareholder. Immediately following the closing of the Otic Transaction, the Selling Shareholders are expected to own approximately 60% of the Company’s outstanding common stock (62% if all of Otic’s outstanding options and warrants are exercised prior to closing). Consummation of the Otic Transaction is subject to certain closing conditions, including, among other things, approval by the Company’s stockholders at its upcoming Special Meeting of Stockholders to be held on May 9, 2017. The Share Purchase Agreement contains certain termination rights for both the Company and Otic, and further provides that, upon termination of the Share Purchase Agreement under specified circumstances, the Company may be required to pay Otic a termination fee of $1,000, or Otic may be required to pay the Company a termination fee of $1,500. Upon the delivery of a fairness opinion of the Otic Transaction, the Company owes its strategic advisor $500. An additional $500 is

Tokai Pharmaceuticals, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

due to its strategic advisor upon consummation of the transaction with Otic. The Company has expensed $500 during the three months ended March 31, 2017 related to the delivery of the fairness opinion. The Company determined the $500 due upon delivery of the fairness opinion should have been accrued as of December 31, 2016. The impact of this error was not material to the financial statements for the year ended December 31, 2016. The subsequent correction was made in the financial statements for the three months ended March 31 2017 and was not material. There can be no assurances that the Otic Transaction will be consummated. The Company amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of the Company’s common stock among the Selling Shareholders, to update the manner in which Otic options and warrants are converted and to extend to May 31, 2017, the date after which the Company or Otic may terminate the Share Purchase Agreement.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K that was filed with the SEC on March 3, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 3, 2017, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

In July 2016, we announced our plan to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial comparing galeterone to Xtandi ® (enzalutamide) in treatment-naïve mCRPC patients whose prostate tumors express the AR-V7 splice variant, following the recommendation made by the trial’s independent data monitoring committee, or DMC, in July 2016. Based on a review of all available safety and efficacy data, the DMC determined that the ARMOR3-SV trial would likely not succeed in meeting its primary endpoint of demonstrating an improvement in radiographic progression-free survival for galeterone versus enzalutamide in men with AR-V7 positive mCRPC. In making its recommendation, the DMC did not cite any safety concerns with galeterone in the trial. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. All patients enrolled in the ARMOR3-SV clinical trial have discontinued treatment.

In addition, in August 2016, we determined to discontinue enrollment in our Phase 2 ARMOR2 expansion clinical trial of galeterone in mCRPC patients with acquired resistance to Xtandi and not to proceed with our planned study of galeterone in mCRPC patients who rapidly progress on either enzalutamide or Zytiga ® (abiraterone acetate). Ten patients in the ARMOR2 trial continue treatment as of March 31, 2017.

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

In September 2016, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which was conducted in parallel with a review of development options for galeterone and the ARDA program, our board determined to review alternatives with the goal of maximizing stockholder value, including potentially a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of company assets. As a result of this process, in December 2016, we entered into a share purchase agreement, or the Share Purchase Agreement, with Otic Pharma, Ltd., or Otic, and the shareholders of Otic named therein, or the Selling Shareholders, pursuant to which, among other things, each Otic shareholder agreed to sell to us, and we agreed to purchase from each Otic shareholder, all of the ordinary and preferred shares of Otic in exchange for shares of our common stock. We refer to this transaction as the Otic Transaction. We amended and restated the Share Purchase Agreement on March 2, 2017 to update the allocation of shares of our common stock among the Selling Shareholders, to update the manner in which Otic options and warrants are converted and to extend to May 31, 2017, the date after which we or Otic may terminate the Share Purchase Agreement. As a result of the Otic Transaction, Otic will become our wholly owned subsidiary and the Otic shareholders are expected to own approximately 60% of our common stock (62% if all of Otic’s outstanding options and warrants are exercised prior to closing). See “Note 9. Share Purchase Agreement” of the Notes to the Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the Otic Transaction.

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

We have never generated any revenue and have incurred net losses in each year since our inception. Our net loss was $3.9 million for the three months ended March 31, 2017 and $38.0 million for the year ended December 31, 2016. As of March 31, 2017, we had an accumulated deficit of $173.3 million. This deficit has resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations and in-licensing our product candidates. If the Otic Transaction is not consummated, and we determine to further develop galeterone, proceed with our ARDA program, or both, we anticipate that we will continue to incur significant expenses if and as we:

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

As of March 31, 2017, we had cash and cash equivalents of $24.4 million. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, and that we do not successfully consummate the Otic Transaction, we expect our cash and cash equivalents as of March 31, 2017 to be sufficient to fund operations through at least the first half of 2018. While we have entered into the Share Purchase Agreement, our operating plan may change or the consummation of the Otic Transaction may be delayed or may not occur at all. If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives including evaluating potential paths forward for galeterone and our ARDA program. If the Otic Transaction is consummated or if we determine to pursue an alternate strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements. If our cash and cash equivalents are not sufficient to fund our approved strategy and we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

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

Research and development activities have been central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. To date, we have focused substantially all of our research and development efforts on the development of galeterone. We incurred total research and development expenses of $0.3 million for the three months ended March 31, 2017 and $7.9 million for the three months ended March 31, 2016. We anticipate that overall research and development expenses will decrease in the near future compared to prior periods due to the discontinuation of our ARMOR3-SV clinical trial and discontinuation of enrollment in our ARMOR2 expansion trial pending our review of potential paths forward for galeterone and our ARDA program. However, if the Otic Transaction is not consummated and we determine to further develop galeterone, proceed with our ARDA program, or both, following our review of development options, we anticipate that we would continue to incur significant research and development expenses as we conduct clinical trials and NDA-enabling activities for galeterone or future product candidates.

In July 2016 we announced our decision to discontinue ARMOR3-SV, our pivotal Phase 3 clinical trial of galeterone, following the recommendation of the trial’s independent data monitoring committee and ceased enrollment in this trial. Although the trial has been discontinued, we anticipate that we will have some continuing expenses related to the wind-down of the trial in 2017. We conducted a review of unblinded data from the ARMOR3-SV clinical trial to evaluate potential paths forward for galeterone and our ARDA program. Based on data reviewed, there is a substantial likelihood that we will not pursue the development of galeterone in AR-V7 positive mCRPC patients in the future. We cannot determine with certainty the duration and completion costs of any future clinical trials of galeterone, if any, or any future product candidates we develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including salaries, related benefits and stock-based compensation expense, of our executive, finance, business and corporate development and other administrative functions. General and administrative expenses also include professional fees for auditing, tax, legal and advisory services, including legal expenses to pursue protection of our intellectual property, pre-commercialization costs, insurance costs, travel expenses and allocated facility-related costs.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, the following involve the most judgment and complexity:

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

There have been no material changes in these policies since December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	306	7,931	(7,625)
General and administrative	3,586	3,549	37

Total operating expenses	3,892	11,480	(7,588)

Loss from operations	(3,892)	(11,480)	7,588
Interest income and other income, net	26	54	(28)

Net loss	$(3,866)	$(11,426)	$7,560

Research and Development Expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Galeterone for prostate cancer	$90	$6,042	$(5,952)
Other early-stage development programs and additional indications for galeterone	15	323	(308)
Unallocated research and development expenses	201	1,566	(1,365)

Total research and development expenses	$306	$7,931	$(7,625)

The decrease in research and development expenses associated with our galeterone for prostate cancer program for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due primarily to a decrease in the costs of clinical trials of $4.1 million and a decrease in manufacturing costs of $1.3 million. The decrease in clinical trials and manufacturing costs was due to the discontinuation of the ARMOR3-SV clinical trial announced in July 2016 following the recommendation of the trial’s independent data monitoring committee. The decrease in unallocated research and development expenses was primarily due to a decrease in personnel related costs as a result of the workforce reduction that occurred in the third quarter of 2016.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Professional and consultant fees	$2,004	$1,089	915
Personnel related (including stock-based compensation)	878	1,926	$(1,048)
Facility related and other	704	534	170

Total general and administrative expenses	$3,586	$3,549	$37

The increase in professional and consultant fees for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to strategic advisor, legal and accounting fees associated with the Otic Transaction as well as legal fees related to the outstanding litigation against us and certain of our directors and officers. The decrease in personnel related costs for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the workforce reduction that occurred in the third quarter of 2016.

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

Cash Flows

As of March 31, 2017, our principal sources of liquidity were cash and cash equivalents of $24.4 million.

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented:

	March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(3,148)	$(9,740)
Cash provided by (used in) investing activities	4,325	(17)
Cash provided by financing activities	—	37

Net increase (decrease) in cash and cash equivalents	$1,177	$(9,720)

Operating activities. During the three months ended March 31, 2017, cash used in operating activities consisted of our net loss of $3.9 million, partially offset by net non-cash charges of $0.4 million and by net cash provided by changes in our operating assets and liabilities of $0.3 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense. Cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in prepaid expenses and other current assets of $0.8 million partially offset by a decrease in accounts payable and accrued expenses of $0.4 million during the three months ended March 31, 2017.

During the three months ended March 31, 2016, cash used in operating activities consisted of our net loss of $11.4 million, partially offset by net non-cash charges of $1.1 million and by net cash provided by changes in our operating assets and liabilities of $0.6 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense of $1.0 million. Cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in prepaid expenses and other current assets of $0.5 million during the three months ended March 31, 2016.

Our prepaid expenses and other current assets and accounts payable and accrued expense balances have historically been affected by the volume of business and the timing of vendor invoicing and payments.

Investing activities. During the three months ended March 31, 2017, proceeds from maturities of marketable securities were $4.2 million. Restricted cash related to our corporate credit cards also decreased by $0.2 million during the three months ended March 31, 2017.

We used a small amount of cash during the three months ended March 31, 2016 related to purchases of property and equipment.

Financing activities. During the three months ended March 31, 2016, cash provided by financing activities was attributable to proceeds from the exercise of stock options.

Capital Requirements

As of March 31, 2017, we had cash and cash equivalents of $24.4 million. In light of the discontinuation of the ARMOR3-SV trial and the reduction in workforce that occurred in the third quarter of 2016 and assuming no new clinical efforts for galeterone or any other product candidate, and that we do not successfully consummate the Otic Transaction, we expect our cash and cash equivalents as of March 31, 2017 to be sufficient to fund operations through at least the first half of 2018. While we have entered into the Share Purchase Agreement, our operating plan may change or the consummation of the Otic Transaction may be delayed or may not occur at all. If the Otic Transaction is not consummated, we will need to continue our review of strategic alternatives including evaluating potential paths forward for galeterone and our ARDA program. If the Otic Transaction is consummated or if we determine to pursue an alternate strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If the Otic Transaction is not consummated and we determine to further develop galeterone, proceed with our ARDA program, or both, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change on our business strategy and future funding requirements. If our cash and cash equivalents are not sufficient to fund our approved strategy and we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, terminate or eliminate our product development programs and our commercialization efforts.

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

Our common stock is currently listed for quotation on the NASDAQ Global Market. On March 8, 2017, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that, for the last 30 consecutive business days prior to the date of the letter, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. We have been provided an initial period of 180 calendar days, or until September 4, 2017, to regain compliance with the listing requirements. If, at any time before September 4, 2017, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days we may be eligible to regain compliance with the minimum bid requirement. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that we comply with NASDAQ’s continued listing standards. We are seeking approval of a reverse stock split at our upcoming Special Meeting of Stockholders to be held on May 9, 2017 in connection with the Otic Transaction. We expect that the reverse stock split, if approved, would help us regain compliance with the listing standards.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of our common stock. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of March 31, 2017 consisted of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. As we hold only cash and money market accounts, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 1, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against us, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of our securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about our clinical trials for our drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On September 30, 2016, two lead plaintiff motions were filed by two shareholders. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts.

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

On September 29, 2016, two purported stockholders filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of our common stock in or traceable to our IPO as well as a class of purchasers of our common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On September 30, 2016, a lead plaintiff motion was filed by one of the lead plaintiff candidates in the Doshi Action, who later refiled his motion on December 13, 2016. The same lead plaintiff candidate also filed a motion to consolidate the Doshi and Garbowski Actions for all purposes.

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

In connection with the Otic Transaction, two putative securities class actions have been filed in the U.S. District Court for the District of Massachusetts against us, Jodie P. Morrison, Seth L. Harrison, Stephen Buckley, Jr., Cheryl L. Cohen, David A. Kessler, and Joseph A. Yanchik, III. The two complaints are captioned as follows: Bushansky v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-10621-DPW (filed April 11, 2017), and Wilson v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-10645-DPW (filed April 14, 2017). Each lawsuit alleges that our definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2017 (the “Definitive Proxy Statement”) made false and misleading statements and omissions in connection with the Otic Transaction, in violation of the Exchange Act and Rule 14a-9, promulgated thereunder. Each plaintiff seeks to represent a class of all persons and entities that own our common stock. Each lawsuit seeks, among other things, preliminary and permanent injunctions of the Otic Transaction unless we disclose certain information requested by plaintiff, rescission and unspecified damages if the Otic Transaction is consummated, and attorneys’ fees. We refer to these two actions collectively as the “Stockholder Litigation.” We believe that no supplemental disclosures are required under applicable laws. However, to avoid the risk of the Stockholder Litigation delaying or adversely affecting the closing of the Otic Transaction and to minimize the expense of defending the Stockholder Litigation, and without admitting any liability or wrongdoing, we made certain disclosures that supplement and revise those contained in the Definitive Proxy Statement. We and the other named defendants deny that we have committed or assisted others in committing any violations of law or breaches of duty to our stockholders, and expressly maintain that we have complied with our fiduciary and other legal duties and have provided the litigation-related supplemental disclosures solely to try to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any possible delay to the closing of the Otic Transaction that might arise from further litigation. Nothing in the litigation-related supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the litigation-related supplemental disclosures.

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

Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors described below update and supersede the corresponding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the price they paid. In addition, if we fail to meet the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock.

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

On March 8, 2017, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that, for the last 30 consecutive business days prior to the date of the letter, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. We have been provided an initial period of 180 calendar days, or until September 4, 2017, to regain compliance with the listing requirements. If, at any time before September 4, 2017, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days we may be eligible to regain compliance with the minimum bid requirement. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that we comply with NASDAQ’s continued listing standards. We are seeking approval of a reverse stock split at our upcoming Special Meeting of Stockholders to be held on May 9, 2017 in connection with the Otic Transaction. We expect that the reverse stock split, if approved, would help us regain compliance with the listing standards.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of our common stock. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

Our stock price has been and in the future may be subject to substantial volatility. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $30.00 per share and a low price of $0.57 per share for the period beginning September 17, 2014, our first day of trading on The NASDAQ Global Market, through

April 30, 2017. Our stock price experienced significant volatility in July 2016 after we announced our plan to discontinue our ARMOR3-SV clinical trial. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including the outcome of the Otic Transaction. In connection with the Otic Transaction, two putative securities class actions have been filed in the U.S. District Court for the District of Massachusetts against us, Jodie P. Morrison, Seth L. Harrison, Stephen Buckley, Jr., Cheryl L. Cohen, David A. Kessler, and Joseph A. Yanchik, III. The two complaints are captioned as follows: Bushansky v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-10621-DPW (filed April 11, 2017), and Wilson v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-10645-DPW (filed April 14, 2017). Each lawsuit alleges that our definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2017 (the “Definitive Proxy Statement”) made false and misleading statements and omissions in connection with the Otic Transaction, in violation of the Exchange Act and Rule 14a-9, promulgated thereunder. Each plaintiff seeks to represent a class of all persons and entities that own our common stock. Each lawsuit seeks, among other things, preliminary and permanent injunctions of the Otic Transaction unless we disclose certain information requested by plaintiff, rescission and unspecified damages if the Otic Transaction is consummated, and attorneys’ fees. We refer to these two actions collectively as the “Stockholder Litigation.” We believe that no supplemental disclosures are required under applicable laws. However, to avoid the risk of the Stockholder Litigation delaying or adversely affecting the closing of the Otic Transaction and to minimize the expense of defending the Stockholder Litigation, and without admitting any liability or wrongdoing, we made certain disclosures that supplement and revise those contained in the Definitive Proxy Statement. We and the other named defendants deny that we have committed or assisted others in committing any violations of law or breaches of duty to our stockholders, and expressly maintain that we have complied with our fiduciary and other legal duties and have provided the litigation-related supplemental disclosures solely to try to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any possible delay to the closing of the Otic Transaction that might arise from further litigation. Nothing in the litigation-related supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the litigation-related supplemental disclosures.

The market price for our common stock may be influenced by many factors, including:

•	our analysis of available unblinded data from our ARMOR3-SV trial and our determination as to the potential paths forward in the development of galeterone and our ARDA program;

•	results of clinical trials of galeterone and our future product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of galeterone or other future product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize galeterone or other future product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to galeterone or any of our future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

In addition, pharmaceutical companies have experienced significant share price volatility in recent years, and securities class action litigation often follows a decline in the market price of a company’s securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

On August 1, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against us, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff seeks to represent a class of purchasers of our securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about our clinical trials for our drug candidate, galeterone. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On September 30, 2016, two lead plaintiff motions were filed by two shareholders. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts.

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

On September 29, 2016, two purported stockholders filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of our IPO, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). The lawsuit alleges that the defendants and our registration statement for our IPO made false and misleading statements and omissions about our clinical trials for galeterone, in violation of the Securities Act, the Exchange Act, and Rule 10b-5. The plaintiffs seek to represent a class of purchasers of our common stock in or traceable to our IPO as well as a class of purchasers of our common stock between September 17, 2014, and July 25, 2016. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On September 30, 2016, a lead plaintiff motion was filed by one of the lead plaintiff candidates in the Doshi Action, who later refiled his motion on December 13, 2016. The same lead plaintiff candidate also filed a motion to consolidate the Doshi and Garbowski Actions for all purposes.

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

An unfavorable resolution of any of these matters may have a material adverse effect on our results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of March 31, 2017, we estimate that we have used approximately $90.2 million of the net proceeds from our initial public offering to fund the clinical development of galeterone and for working capital and other general corporate purposes. We currently have the unused proceeds from the offering invested in money market accounts. Following our announcement in July 2016 to discontinue the ARMOR3-SV clinical trial, we are currently evaluating the potential use of the remaining net proceeds from our initial public offering.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOKAI PHARMACEUTICALS, INC.

Date: May 3, 2017	By:	/s/ John S. McBride
John S. McBride
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Share Purchase Agreement dated as of March 2, 2017 by and among the Registrant, Otic Pharma, Ltd. and shareholders of Otic Pharma, Ltd. named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36620) filed on March 3, 2017) (All Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules to the Securities and Exchange Commission upon request.)

10.1	Stock Purchase Agreement, dated as of January 31, 2017, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-36620) filed on February 3, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.