Form 10-Q
period 2017-09-30
Novus Therapeutics, Inc.
filed 2017-11-08
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(949) 238-8090

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2017, there were 7,085,414 shares of the Registrant’s common stock outstanding.

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

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$19,094	$1,103
Restricted cash	—	14
Prepaid expenses and other current assets	1,941	33
Total current assets	21,035	1,150
Property and equipment, net	47	31
Restricted cash	70	—
Goodwill	1,867	—
Other assets	—	15
Total assets	$23,019	$1,196
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$189	$338
Accrued severance	963	—
Accrued expenses and other liabilities	1,154	113
Convertible notes	—	3,447
Total current liabilities	2,306	3,898
Long-term liabilities	94	—
Total liabilities	2,400	3,898
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at September 30, 2017; preferred stock, $0.0026 par value, 6,565,540 shares authorized and 452,706 shares issued and outstanding at December 31, 2016	—	11
Common stock, $0.001 par value, 200,000,000 shares authorized and 6,943,058 shares issued and outstanding at September 30, 2017; common stock, $0.0026 par value, 9,207,060 shares authorized and 82,246 shares issued and outstanding at December 31, 2016	7	1
Additional paid-in capital	46,008	11,385
Receipts on account of Preferred A stock	—	291
Accumulated deficit	(25,396)	(14,390)
Total stockholders’ equity (deficit)	20,619	(2,702)
Total liabilities and stockholders’ equity (deficit)	$23,019	$1,196

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$517	$1,053	$1,529	$2,335
General and administrative	2,448	564	9,487	1,326
Total operating expenses	2,965	1,617	11,016	3,661
Loss from operations	(2,965)	(1,617)	(11,016)	(3,661)
Other income (expense), net	(5)	(418)	10	(479)
Net loss and comprehensive loss	$(2,970)	$(2,035)	$(11,006)	$(4,140)
Net loss per share, basic and diluted (Note 2)	$(0.43)	$(4.35)	$(2.25)	$(9.09)
Weighted-average common shares outstanding, basic and diluted	6,943,058	81,339	3,845,258	79,026

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(11,006)	$(4,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	16
Stock-based compensation	386	142
Loss on disposal of fixed assets	31	—
Fair value of debt in excess of proceeds	—	517
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(761)	42
Accounts payable and accrued expenses	(998)	(218)
Net cash used in operating activities	(12,330)	(3,641)
Investing activities
Cash received from merger transaction	23,250	—
Proceeds from sale of equipment	8	—
Purchase of property and equipment	—	(12)
Net cash provided by (used in) investing activities	23,258	(12)
Financing activities
Proceeds from issuance of common stock, net	4,000	—
Proceeds from exercise of warrants	3,119	—
Proceeds from convertible loan	—	2,930
Net cash provided by financing activities	7,119	2,930
Net increase (decrease) in cash, cash equivalents and restricted cash	18,047	(723)
Cash, cash equivalents and restricted cash at beginning of period	1,117	3,095
Cash, cash equivalents and restricted cash at end of period	$19,164	$2,372
Supplemental disclosure of cash flow information
Noncash activities:
Conversion of promissory notes and interest to common stock	$3,447	$—
Conversion of contingently issuable shares to common stock	$291	$—
Fair value of assets acquired and liabilities assumed in the merger:
Fair value of assets acquired, excluding cash and restricted cash	$3,072
Fair value of liabilities assumed	(2,947)
Fair value of net assets acquired in the merger	$125

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Novus Therapeutics, Inc. is a development-stage, specialty pharmaceutical company focused on the development of products for disorders of the ear, nose, and throat (“ENT”). Unless otherwise indicated, references to the terms the “combined company”, “Novus”, the “Company”, refer to Otic Pharma, Ltd. prior to the consummation of the Reverse Merger, and Novus Therapeutics, Inc., upon the consummation of the Reverse Merger described herein. The term “Tokai” refers to Tokai Pharmaceuticals, Inc., and its subsidiaries prior to the Reverse Merger.

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

Reverse Merger

On December 21, 2016, Tokai, a Delaware corporation, Otic, and the shareholders of Otic (each a “Seller” and collectively, the “Sellers”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which, among other things, each Seller agreed to sell to Tokai, and Tokai agreed to purchase from each Seller, all of the common and preferred shares of Otic (“Otic Shares”) owned by such Seller in exchange for the issuance of a certain number of shares of common stock of Tokai, as determined pursuant to the terms of the Share Purchase Agreement (the “Reverse Merger”). The parties amended and restated the Share Purchase Agreement on March 2, 2017.

On May 9, 2017, Tokai, Otic, and the Sellers closed the transaction contemplated by the Share Purchase Agreement, and subsequently effected a reverse stock split at a ratio of one-for-nine (see Reverse Stock-Split below). On a post-split basis, Tokai issued to the Sellers an aggregate of 4,027,693 shares of Tokai’s common stock in exchange for 836,857 Otic Shares. Following the completion of the Reverse Merger, the business being conducted by Tokai became primarily the business conducted by Otic. In connection with the Reverse Merger, the name of the surviving corporation was changed to “Novus Therapeutics, Inc.”

Private Placement

On January 31, 2017, Novus entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Purchasers agreed to purchase approximately $4 million of the Company’s common stock through the purchase of 400,400 shares of the Company’s common stock at a price of $9.99 per share (the “Private Placement”). The Private Placement closed on May 10, 2017. After giving effect to the issuance of the shares in the Private Placement, the shareholders of Otic owned approximately 64% of the Company’s common stock.

Reverse Stock-Split

On May 11, 2017, Novus effected a reverse stock-split of its issued and outstanding common stock and options for common stock at a ratio of one-for-nine. The Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting such reverse stock-split. The accompanying condensed consolidated financial statements and notes give retroactive effect to the reverse stock-split for all periods presented.

Liquidity and Financial Condition

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $11.0 million for the nine months ended September 30, 2017. As of September 30, 2017, the Company had cash and cash equivalents of $19.1 million, working capital of $18.7 million and an accumulated deficit of $25.4 million. Management estimates that the Company has sufficient cash resources to meet anticipated cash needs through at least the next 12 months from the date of issuance of these financial statements. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. Sufficient additional funding may not be available or be available on acceptable terms. If so, the Company may need to delay, reduce the scope of, or put on hold research and development activities while the Company seeks strategic alternatives.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 10 of Regulation S-X requirements as set forth by the Securities and Exchange Commission (“SEC”) for interim financial information and reflect all adjustments and disclosures, which are, in the opinion of management, of a normal and recurring nature, and considered necessary for a fair presentation of the financial information contained herein. The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of operations and comprehensive loss, financial position, and cash flows in conformity with GAAP.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Otic for the year ended December 31, 2016 included in the definitive proxy statement on Schedule 14A relating to the Reverse Merger filed by the Company with the SEC on April 7, 2017. The results of operations and comprehensive loss for the three and nine months ended September 30, 2017 are not necessarily indicative of results expected for the full fiscal year or any other future period.

There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2017, except as described below.

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

As a result of the Reverse Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Net loss available to stockholders of the company	$(2,970)	$(2,035)	$(11,006)	$(4,140)
Interest accumulated on preferred shares and on preferred shares contingently issuable for little or no cash	—	(458)	(328)	(917)
Net loss attributable to shareholders of preferred shares and to shareholders of preferred shares contingently issuable for little or no cash	—	2,139	2,666	4,339
Net loss used in the calculation of basic and diluted loss per share	$(2,970)	$(354)	$(8,668)	$(718)
Net loss per share, basic and diluted	$(0.43)	$(4.35)	$(2.25)	$(9.09)
Weighted-average number of common shares	6,943,058	81,339	3,845,258	79,026

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three and nine months ended September 30, 2017, common share equivalents of 710,898 shares and 462,012 shares were anti-dilutive, respectively. For the three and nine months ended September 30, 2016, common share equivalents of 337,665 shares were anti-dilutive.

Stock-based Compensation

For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding a number of complex and subjective variables.

Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards generally vest over the period the Company expects to receive services from the non-employee. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

For the nine months ended September 30, 2017, no excess tax benefits for tax deductions related to share-based awards were recognized in the accompanying consolidated statements of operations as no stock options were exercised.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU No. 2016-16 will be effective for the Company in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU No. 2016-16 on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (Topic 805), which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued financial statements or made available for issuance financial statements. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to early adopt the new guidance.

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

The standard update is designed to minimize the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. The Company believes the changes will provide insight into the availability of amounts generally described as restricted cash and restricted cash equivalents on the balance sheet and will help users better understand the sources and uses of restricted cash and restricted cash equivalents during a reporting period.

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$19,094	$1,103
Restricted cash, as part of current assets	—	14
Restricted cash, as part of long term assets	70	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$19,164	$1,117

Amounts included in restricted cash as part of current assets represented those required to be set aside as security for lease payments for Otic’s Israel facility as of December 31, 2016. Restricted cash as part of long term assets on the condensed consolidated balance sheet as of September 30, 2017, represents amounts set aside to maintain a letter of credit for the benefit of the landlord of Tokai’s Boston office.

Note 3. Reverse Merger

We completed the Reverse Merger with Tokai as discussed in Note 1. Based on the terms of the Reverse Merger, the Company concluded that the transaction is a business combination pursuant to ASC 805 Business Combinations, Otic was deemed the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with GAAP. Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of Tokai based on their estimated fair values as of the Reverse Merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

On May 9, 2017, Tokai issued 4,027,693 shares of its common stock to the shareholders of Otic and the holders of warrants and options of Otic upon the exercise of such options and warrants in exchange for 836,857 Otic Shares.

Purchase Consideration

The purchase price for Tokai on May 9, 2017, the closing date of the Reverse Merger, was as follows (in thousands):

Fair value of Tokai common stock outstanding (1)	$14,486
Premium paid (2)	8,889
Purchase price	$23,375

(1)

Comprised of 2,515,739 shares of common stock outstanding at the date of the Reverse Merger based on the closing price of $5.76 per share on May 9, 2017, as adjusted for the one-for-nine reverse stock-split on May 11, 2017.

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

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Tokai, on a pro forma basis, as if the Reverse Merger had occurred at the beginning of the periods presented
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$517	$7,215	$1,988	$26,323
General and administrative	2,270	3,710	7,744	11,701
Total operating expenses	2,787	10,925	9,732	38,024
Loss from operations	(2,787)	(10,925)	(9,732)	(38,024)
Other income, net	(5)	137	50	179
Net loss and comprehensive loss	$(2,792)	$(10,788)	$(9,682)	$(37,845)
Net loss per share, basic and diluted	$(0.40)	$(1.60)	$(1.39)	$(5.60)
Weighted-average shares outstanding, basic and diluted	6,943,058	6,762,903	6,943,058	6,752,923

The above unaudited pro forma information was determined based on historical GAAP results of Otic and Tokai. The unaudited pro forma combined results are not necessarily indicative of what the Company’s combined results of operations would have been if the acquisition was completed at the beginning of the periods presented. The unaudited pro forma combined net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

•

Elimination of transaction costs of $178,000 and $7.2 million incurred during the three and nine months ended September 30, 2017, respectively. These amounts have been eliminated on a pro forma basis as they are not expected to have a continuing effect on the operating results of the combined company.

•	Elimination of a fair value adjustment of $517,000 related to the convertible note issued on July 11, 2016.
•	An increase in the weighted-average shares outstanding for the period after giving effect to the issuance of Tokai common stock in connection with the Reverse Merger and Private Placement.

The combined aggregate transaction costs of the Company were $7.9 million, which were expensed as incurred.

Note 4. Fair Value

Financial assets and liabilities are recorded at fair value. At September 30, 2017, the Company had no financial instruments. At December 31, 2016, the Company’s financial instruments included short-term convertible debt. The carrying amount of the short-term convertible debt approximates fair value due to the short-term maturities of these instruments.

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2017.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities
Convertible notes	$—	$3,447	$—	$3,447
Total liabilities at fair value	$—	$3,447	$—	$3,447

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Accrued clinical	$309	$—
Accrued compensation and related expenses	445	51
Accrued professional services	276	—
Accrued vacation	102	50
Accrued other	22	12
Total accrued expenses and other liabilities	$1,154	$113

Note 6. Convertible Loan

On July 11, 2016, OrbiMed Israel Partners Limited Partnership and Peregrine Management II Ltd. provided Otic with a convertible bridge financing (the “Bridge Financing”) in the aggregate amount of $2.9 million (the “Bridge Financing Amount”), pursuant to a Bridge Financing Agreement (the “Bridge Financing Agreement”). Under the terms of the Bridge Financing Agreement, other than upon occurrence of an Event of Default (as defined in the Bridge Financing Agreement), Otic is not required to repay the Bridge Financing Amount or any portion in cash. The Bridge Financing Agreement further provides that upon a Deemed Liquidation (as defined in Otic’s Articles of Association), the Bridge Financing Amount is convertible into Preferred C Shares of Otic at a price per share representing 85% of the Preferred C Shares’ original issue price. Upon closing of the Reverse Merger, pursuant to the terms of the Bridge Financing Agreement, the Bridge Financing amount converted into 67,427 shares of common stock.

The Company concluded the value of the Bridge Financing is predominantly based on a fixed monetary amount known at the date of issuance as represented by the 15% discount on the Company’s shares to be sold upon a Deemed Liquidation event. Accordingly, the Bridge Financing was classified as debt and was remeasured at its fair value of $3.4 million. As of September 30, 2017, the Company has no convertible debt.

Note 7. Commitments and Contingencies

Leases

The Company leases office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the term of the leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $252,000 and $54,000 for the three months ended September 30, 2017 and 2016, respectively, and $455,000 and  $164,000 for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Cash and Letter of Credit

The Company is required to maintain a letter of credit totaling $70,000 for the benefit of the landlord of Tokai’s Boston office. The landlord can draw against the letter of credit in the event of default by the Company. The Company held $70,000, which is in restricted cash as part of long term assets on the condensed consolidated balance sheet as of September 30, 2017. As of December 31, 2016, the Company maintained a $14,000 restricted cash balance that was used as security for lease payments for Otic’s Israel facility and was invested in highly liquid deposits with original maturities of less than three months.

Grants and Licenses

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Office of Chief Scientist of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented.

In November 2015, the Company entered into an exclusive license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. (collectively, the “Licensors”) granting it an exclusive worldwide rights to develop and commercialize OP-02, a potential first-in-class treatment option for patients at risk for or with otitis media (middle ear inflammation with or without infection), which is often caused by Eustachian tube dysfunction. Under the terms of the agreement, the Company is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for otitis media in the U.S. and key European markets (France, Germany, Italy, Spain, and the United Kingdom). The Company is responsible for prosecuting, maintaining, and enforcing all intellectual property and will be the sole owner of improvements. Under the agreement with the Licensors, the Company paid license fees totaling $700,000 and issued 9,780 common shares to the Licensors.

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application (“IND”) to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP-02 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales.

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”), which was originally entered into by Tokai. Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, and, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under four amendments to the license agreement. The Company is obligated to pay UMB an annual maintenance fee of $10,000 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make milestone payments of an additional $50,000 for the filing of each additional investigational new drug application filed for a licensed product, aggregate milestone payments of up to $150,000 associated with the development of a licensed product for a particular non-prostate disease indication, and a $100,000 milestone payment upon the approval by the U.S. Food and Drug Administration (“FDA”) of each new drug application (“NDA”) for a licensed product. There were no milestones achieved during the nine months ended September 30, 2017 or 2016.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after the first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50,000 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of September 30, 2017, the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

In January 2015, the Company (through Tokai) entered into an exclusive license agreement with The Johns Hopkins University (“Johns Hopkins”) pursuant to which Johns Hopkins granted the Company an exclusive, worldwide license under certain patents and patent applications, and a non-exclusive license under certain know-how, in each case with the right to sublicense, and to make, have made, use, sell, offer to sell and import certain assays to identify androgen receptor variants for use as a companion diagnostic with galeterone. In addition, Johns Hopkins granted the Company an option to negotiate an exclusive license to Johns Hopkins’s rights in certain improvements to the licensed intellectual property.

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

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of September 30, 2017, the Company has not yet developed a commercial product using the licensed technologies.

On October 5, 2017, the Company submitted notice of termination to all parties.  The Company will no longer have any obligations to UMB after December 4, 2017, and to John Hopkins after January 3, 2018.

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

Legal Proceedings

Doshi Action

On August 1, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Tokai, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff sought to represent a class of purchasers of Tokai securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about Tokai’s clinical trials for its drug candidate, galeterone. The lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 28, 2017, this action was consolidated with Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (see below). Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Legal Proceedings Related to Tokai IPO

On September 22, 2014, Tokai completed the initial public offering of its common stock (the IPO”). Subsequent to the IPO, several lawsuits were filed against Tokai, Jodie Pope Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the IPO.  The lawsuits allege that, in violation of the Securities Act of 1933 (“Securities Act”), Tokai’s registration statement for the IPO made false and misleading statements and omissions about Tokai’s clinical trials for galeterone. Each lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. Further details on each lawsuit are set forth below. Given the uncertainty of litigation, the preliminary stage of these cases, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit.

•

Garbowski Action. On September 29, 2016, two purported stockholders of Tokai filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). In addition to the Securities Act claims, this lawsuit also alleges that the defendants made false and misleading statements and omissions about Tokai’s clinical trials for galeterone, in violation of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO as well as a class of purchasers of Tokai common stock between September 17, 2014, and July 25, 2016.  On September 28, 2017, this action was consolidated with the Doshi Action.

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”), entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. The case has been assigned to the same judge presiding over the Doshi, Garbowski, and Wu Actions.

Legal Proceedings Related to Reverse Merger

In connection with the Reverse Merger, two putative securities class actions have been filed in the U.S. District Court for the District of Massachusetts against Tokai, Jodie P. Morrison, Seth L. Harrison, Stephen Buckley, Jr., Cheryl L. Cohen, David A. Kessler, and Joseph A. Yanchik, III. The two complaints are captioned as follows: Bushansky v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-10621-DPW (filed April 11, 2017), and Wilson v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-10645-DPW (filed April 14, 2017). Each lawsuit alleges that Tokai’s definitive proxy statement on Schedule 14A filed with the SEC on April 7, 2017 (the “Definitive Proxy Statement”) made false and misleading statements and omissions in connection with the Reverse Merger, in violation of the Exchange Act and Rule 14a-9, promulgated thereunder. Each plaintiff sought to represent a class of all persons and entities that owned Tokai common stock. Each lawsuit sought, among other things, preliminary and permanent injunctions of the Reverse Merger unless Tokai disclosed certain information requested by plaintiff, rescission and unspecified damages if the Reverse Merger is consummated, and attorneys’ fees. These two actions are collectively referred to as the “Stockholder Litigation.” On June 6, 2017, each of the plaintiffs in the two actions constituting the Stockholder Litigation, voluntarily dismissed the actions with prejudice as to such plaintiff only and without prejudice as to the putative class in the action.

In May 2017, the Company entered into a settlement agreement with the two complainants resolving the Stockholder Litigation. Under the terms of the settlement, the Company filed a Form 8-K on April 28, 2017, making certain disclosures that supplement and revise those contained in the Definitive Proxy Statement to avoid the risk of the Stockholder Litigation delaying or adversely affecting the closing of the Share Purchase Agreement and to minimize the expense of defending the Stockholder Litigation, and without admitting any liability or wrongdoing. The Company also remitted payment in the amount of $150,000 to resolve the plaintiffs’ claim for attorneys’ fees and expenses in full satisfaction of any of their claims for fees or costs.

The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2017.

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

In May 2017, OrbiMed Israel Partners Limited Partnership, a related party, exercised warrants to purchase 149,686 shares of Preferred B shares and 10,737 Ordinary Shares of the Company at a weighted-average price of $16.46 per share for an aggregate amount of approximately $2.6 million.

In May 2017, Peregrine Management II Ltd., a related party, exercised warrants to purchase 4,460 shares of Preferred B shares and 2,148 Ordinary Shares of the Company at a weighted-average price of $11.91 per share for an aggregate amount of approximately $79,000.

In May 2017, Pontifax, in a cashless exercise of its warrants, purchased 18,940 Ordinary Shares of the Company.

Piper Jaffray Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, up to $8.5 million in shares of its common stock. The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Equity Distribution Agreement.

Note 10. Subsequent Events

On August 21, 2017, the Company entered into an Equity Distribution Agreement with Piper Jaffray, pursuant to which the Company may offer and sell shares of its common stock through Piper Jaffray. From October 2, 2017 through November 6, 2017, the Company had sold 142,356 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement for gross proceeds of $653,000. Refer to Note 9 for additional information on the Equity Distribution Agreement.

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

ABOUT NOVUS THERAPEUTICS

Novus Therapeutics, Inc. (“Novus”) is a development-stage, specialty pharmaceutical company focused on the development of products for disorders of the ear, nose, and throat (ENT).

Novus, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Otic Pharma, Ltd.(“Otic”), a private limited company organized under the laws of the State of Israel. Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc.

Novus has no products approved for commercial sale. Novus has not generated any revenue and has incurred significant operating losses in each year since its inception in 2008. Substantially all of Novus’ operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. Novus will need to expend substantial resources and expects to continue to generate operating losses for the foreseeable future as it continues to pursue its research and development programs for the treatment of acute otitis externa (“AOE” or “swimmers ear”) and otitis media (“OM” or middle ear inflammation with or without infection). Novus is subject to a number of risks and uncertainties similar to those of other life science companies developing new products, including, among others, the risks related to the necessity to obtain adequate additional financing, to successfully develop product candidates, to obtain regulatory approval of product candidates, to comply with government regulations, to successfully commercialize its potential products, to protect its proprietary technology and to mitigate the dependence on key individuals. Furthermore, due to the uncertainty of pharmaceutical product development, Novus may never achieve future revenue through product sales, licensing or partnership agreements.

OP-02 Surfactant Program

OP-02 is being developed as a potential first-in-class treatment option for patients at risk for or with OM, which is often caused by Eustachian tube dysfunction (“ETD”). Globally, OM affects more than 700 million adults and children every year. OM is a common disorder seen in pediatric practice and in the United States is the most frequent reason children are prescribed antibiotics and undergo surgery. OP-02 is a daily nasal spray designed to improve and maintain the Eustachian tube’s ability to drain and ventilate the middle ear. The Company has not manufactured a current Good Manufacturing Procedures (“cGMP”) batch of OP-02 suitable for clinical trials. Subject to successful completion of formulation development and manufacture of a cGMP batch, the Company expects to initiate a phase 1 clinical program in 2018 to explore the safety and tolerability of OP-02 in healthy subjects. The phase 1 program will evaluate single and repeated intranasal doses of OP-02. Upon completion of the phase 1 program, Novus intends to initiate phase 2 and 3 studies of OP-02, with an initial focus on a development program that will lead to registration of OP-02 in North America and key European markets as a treatment to prevent acute OM, recurrent OM, and/or chronic OM in children. Additional development activities to support registration in other countries and/or for other OM disorders, or in other patient populations, may occur in the future.

OP-01 Foam Platform

OP-01 is being developed with the intent to be used as a delivery vehicle for drugs to be administered into the ears, as well as the nasal and sinus cavities. Specifically, OP-01 is being developed as an improved treatment option for AOE, a common medical condition of the outer ear canal that affects tens of millions of adults and children each year. Novus has completed four clinical trials of OP-01 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP-01 that performed similarly to standard of care.

In 2016, Novus stopped development of the first-generation, antibiotic-only OP-01 product and began development of a second-generation formulation of OP-01. The goal for this second-generation formulation is to produce a clinically differentiated product that rapidly relieves ear pain (an unmet need in AOE) and eradicates infection with less than seven days of treatment. If approved, we believe OP-01 will meaningfully improve the standard of care and may become a best-in-class treatment option for AOE. Subsequent to the completion of the Reverse Merger, the Company paused the OP-01 development program and began focusing substantially all of its resources on the advancement of its surfactant program (OP-02) for middle ear disease.

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

On May 9, 2017, Tokai, Otic, and the Sellers closed the transaction contemplated by the Share Purchase Agreement and subsequently effected a reverse stock-split at a ratio of one-for-nine (see Reverse Stock-Split below). On a post-split basis, Tokai issued to the Sellers an aggregate of 4,027,693 shares of Tokai’s common stock in exchange for 836,857 Otic Shares. Following the completion of the Reverse Merger, the business being conducted by Tokai became primarily the business conducted by Otic. Subsequent to the Reverse Merger, the name of the surviving corporation was changed to “Novus Therapeutics, Inc.”

Private Placement

On January 31, 2017, Novus entered into the Share Purchase Agreement with the Purchasers, pursuant to which the Purchasers agreed to purchase approximately $4 million of the Company’s common stock through the purchase of 400,400 shares of the Company’s common stock at a price of $9.99 per share. The Private Placement closed on May 10, 2017. After giving effect to the issuance of the shares in the Private Placement, the shareholders of Otic owned approximately 64% of the Company’s common stock.

Reverse Stock-Split

On May 11, 2017, Novus effected a reverse stock-split of its issued and outstanding common stock and options for common stock at a ratio of one-for-nine. The Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the reverse stock-split. The accompanying condensed consolidated financial statements and notes give retroactive effect to the reverse stock-split for all periods presented.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements require us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2017, as compared to those disclosed in Exhibit 99.1 of our Current Report filed on Form 8-K/A filed on July 25, 2017, except as described below.

Business Combinations

Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development and liabilities assumed. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. We accounted for the Reverse Merger with Tokai as a business combination under the acquisition method of accounting. Consideration paid to acquire Tokai was measured at fair value and included the exchange of Tokai’s common stock. The allocation of the purchase price resulted in recognition of goodwill.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table provides comparative unaudited results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance
Operating expenses:
Research and Development	517	1,053	(536)	(51)%
General and Administrative	2,448	564	1,884	334%
Total operating expenses	2,965	1,617	1,348	83%
Loss from operations	(2,965)	(1,617)	(1,348)	83%
Other income (expense), net	(5)	(418)	413	(99)%
Net loss	$(2,970)	$(2,035)	(935)	46%

Research and Development Expenses

During the three months ended September 30, 2017, research and development expenses of $517,000 were primarily comprised of formulation development costs for OP-02 and clinical development costs for Tokai’s legacy programs. During the three months ended September 30, 2016, research and development expenses of $1.1 million were comprised of expenses associated with the development of a second-generation formulation for OP-01 and development costs for OP-02.  The decrease from period to period is primarily attributed to decreased spending on OP-01, offset by wind down costs incurred for legacy Tokai programs. We expect research and development expenses to increase in subsequent periods as we advance our OP-02 programs.

General and Administrative Expenses

General and administrative expenses increased in the 2017 period primarily due to the recognition of merger‑related expenses, an increase in administrative costs associated with operating a public company and the ongoing legal costs related to Tokai’s shareholder lawsuits.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to the fair value adjustment for convertible notes incurred in the three months ended September 30, 2016. No such adjustment was necessary during the three months ended September 30, 2017 as the convertible notes were converted to common stock contemporaneously with the Reverse Merger.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance
Operating expenses:
Research and Development	1,529	2,335	(806)	(35)%
General and Administrative	9,487	1,326	8,161	615%
Total operating expenses	11,016	3,661	7,355	201%
Loss from operations	(11,016)	(3,661)	(7,355)	201%
Other income (expense), net	10	(479)	489	(102)%
Net loss	$(11,006)	$(4,140)	(6,866)	166%

Research and Development Expenses

During the nine months ended September 30, 2017, research and development expenses of $1.5 million were primarily comprised of OP-02 formulation development costs and clinical development costs for Tokai’s legacy programs. During the nine months ended September 30, 2016, research and development expenses of $2.3 million were comprised of expenses associated with the development of a second-generation formulation for OP-01 and development costs for OP-02. The decrease from period to period is primarily attributed to decreased spending on OP-01, offset by wind down costs incurred for legacy Tokai programs. We expect research and development expenses to increase in subsequent periods as we advance our OP-02 programs.

General and Administrative Expenses

General and administrative expenses increased in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the recognition of $7.2 million of merger and public company related expenses, including severance costs for Tokai employees, as well as the increase in administrative costs associated with operating as a public company and the ongoing legal costs related to Tokai’s shareholder lawsuits.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to the fair value adjustment for convertible notes incurred in the nine months ended September 30, 2016. No such adjustment was necessary during the nine months ended September 30, 2017 as the convertible notes were converted to common stock contemporaneously with the Reverse Merger.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had cash and cash equivalents of $19.1 million. See Part 1, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of potential risks associated with our cash and cash equivalents. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in the Reverse Merger with Tokai. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements.

On May 9, 2017, we completed our Reverse Merger with Tokai, which provided $23.3 million in cash and cash equivalents. Immediately following the Reverse Merger, we raised $4.0 million in aggregate gross proceeds from a private placement of our common stock.

Our primary uses of capital are, and we expect will continue to be, funding research efforts and the development of our product candidates, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the three months ended September 30, 2017, we entered into an equity distribution agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings.  The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(12,330)	$(3,641)
Net cash provided by (used in) investing activities	23,258	(12)
Net cash provided by financing activities	7,119	2,930
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,047	$(723)

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net cash used in operating activities for the nine months ended September 30, 2017 consisted primarily of our net loss of $11.0 million, partially offset by non-cash items consisting primarily of depreciation, loss on disposal of fixed assets, and stock-based compensation totaling $435,000. Additionally, cash used in operating expenses for the nine months ended September 30, 2017 reflected a net decrease in cash from changes in operating assets and liabilities of $1.8 million, primarily due to an increase in our prepaid expenses and accrued liabilities.

Net cash used in operating activities for the nine months ended September 30, 2016 consisted primarily of our net loss of $4.1 million, partially offset by non-cash items consisting of depreciation, stock-based compensation, and fair value adjustment for convertible debt totaling $675,000. Additionally, cash used in operating expenses for the nine months ended September 30, 2017 reflected a net decrease in cash from changes in net operating assets and liabilities of $176,000, primarily due to an increase in our accrued expenses, partially offset by decreases in prepaid expenses and accounts payable.

Net cash provided by investing activities for the nine months ended September 30, 2017 consisted primarily of cash received from the Reverse Merger of $23.3 million.

Net cash used in investing activities for the nine months ended September 30, 2016 consisted of the purchase of property and equipment in the amount of $12,000.

Net cash provided by financing activities for the nine months ended September 30, 2017 was comprised of $4.0 million in proceeds from the Stock Purchase Agreement for the purchase of 400,400 shares of Novus common stock and proceeds from the exercise of warrants in the amount of $3.1 million. Cash provided by significant financing activities in the nine months ended September 30, 2016 consisted of $2.9 million in proceeds from a convertible bridge financing transaction.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Arrangements

No material changes to contractual obligations and commitments occurred during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2017 consisted of readily available cash in bank accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on Novus’s financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents are not subject to excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Item 4. Controls and Procedures.

Definition and Limitations of Disclosure Controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to legal proceedings is provided in Note 7, Commitments and Contingencies, to the condensed consolidated financial statements and is incorporated by reference herein.

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

Since inception, Otic, the accounting acquirer in the Reverse Merger, has incurred significant operating losses. Otic’s net loss was $5.7 million for the year ended December 31, 2016 and $4.2 million for the year ended December 31, 2015. As of December 31, 2016, Otic had an accumulated deficit of $14.4 million. The Company’s net loss for the nine months ended September 30, 2017 is $11.0 million and the Company has an accumulated deficit of $25.4 million.

We are focused primarily on developing OP-02 as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM”) (middle ear inflammation with or without infection). We have not manufactured a cGMP batch of OP-02 suitable for clinical trials. Subject to successful completion of formulation development and manufacture of a cGMP batch, we expect to initiate a phase 1 clinical program in 2018 to explore the safety and tolerability of OP-02 in healthy subjects. The phase 1 program will evaluate single and repeated intranasal doses of OP-02. Upon completion of the phase 1 program, Novus intends to initiate phase 2 studies of OP-02, with an initial focus on prevention of acute, recurrent, and chronic OM in children. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully complete the formulation of OP-02 and begin to generate clinical data for this program, we may have greater difficulty raising additional capital on favorable terms, or at all.

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company, could impair our ability to raise capital, maintain our nonclinical and clinical development efforts, and expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

We are early in our development efforts and have only two drug candidates, OP-01 and OP-02. If we are unable to successfully develop and commercialize OP-01 or OP-02, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in product development, including funding our formulation development, nonclinical, and clinical studies. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of OP-01, OP-02 or additional product candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for OP-01, OP-02, or additional product candidates.

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

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking nonclinical studies, and, up until the consummation of the Reverse Merger, early stage clinical studies of our most advanced product candidate, OP-01. Subsequent to the completion of the Reverse Merger, we paused the OP-01 development program and began focusing substantially all of our resources on the advancement of our surfactant program (OP-02) for middle ear disease. Operations related to OP-02 include arranging for third party vendors to formulate and manufacture material using current Good Manufacturing Procedures (“cGMP”) and preparing for phase 1 clinical studies. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, as an early stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To successfully market any of our product candidates, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the formulation and commercialization of our product candidates.

Reformulation work for OP-01 to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with Acute Otitis Externa (infection/inflammation of the outer ear canal) commenced in 2016, but was subsequently put on hold until further funding is obtained. At such time as when we recommence development of OP-01, additional clinical studies with the new OP-01 combination formulation (antibiotic + anesthetic) will need to be conducted. There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States and/or that subsequent studies will not match results seen in prior studies. We have not manufactured a cGMP batch of OP-02 suitable for clinical trials. Formulation development for OP-02 is ongoing. Subject to successful completion of formulation development and manufacture of a cGMP batch, we expect to initiate a phase 1 clinical program in 2018 to explore the safety and tolerability of OP-02 in healthy subjects. Given the early stage of development for both products, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation development, nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. The outcome of nonclinical and clinical trials are inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. For instance, the results of our studies with earlier generation formulations of OP-01 may not be predictive of the results of studies conducted with a different formulation of OP-01. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans, or will receive regulatory approval.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our nonclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or may allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented and expenses for the development of our product candidates could increase.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings and debt financings. We do not have any committed external source of funds. We have entered into an equity distribution agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings. To the extent that we raise additional capital through this at-the-market offering facility or otherwise through the sale of equity or convertible debt securities, the ownership interest of common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Future sales of shares by existing stockholders could cause the Company’s stock price to decline.

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market after the Reverse Merger lock-up period and other legal restrictions on resale lapse, the trading price of the common stock of the combined company could decline. At September 30, 2017, the Company had approximately 6.9 million shares outstanding.

The Share Purchase Agreement by and among Tokai, Otic, and shareholders of Otic contains a lock-up covenant from the Otic shareholders, which provides that for 180 days following the closing of the Reverse Merger (November 5, 2017), no Otic shareholder shall offer, sell, or otherwise dispose of, directly or indirectly, any securities of the Company, or otherwise enter into a transaction that would have similar effect. Concurrent with the Reverse Merger, the company completed the Private Placement. A registration statement covering the resale of the shares of Company common stock issuable in connection with the Private Placement is in effect, allowing up to 400,400 shares of common stock to be sold in the public market. Further, shares held by directors, executive officers of the Company and other affiliates will be eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act, after November 5, 2017.

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

In order to market and sell our products in the European Union and other international jurisdictions outside of the United States, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may require additional nonclinical, clinical or health outcome data. In addition, the time required to obtain approval may differ substantially amongst international jurisdictions. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition to regulatory approval, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the EMA, MHRA, or FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, under the current Trump administration there may be additional regulatory changes, as well as the potential repeal (in whole or in part) of the PPACA, that could negatively affect insurance coverage and/or drug prices. Any such new laws may result in additional reductions in Medicare and other healthcare funding.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming, will require significant attention of our executive officers to manage and may nonetheless fail to effectively market and sell our product candidates. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain situations non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any NDAs or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

Our future success depends on our ability to retain executives and key employees and to attract, retain and motivate qualified personnel in the future.

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel is critical to our success. Due to the small size of the Company and the limited number of employees, each of our executives and key employees serves in a critical role. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating drug product, nonclinical development, clinical development, regulatory strategy, and commercial strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Despite the implementation of security measures, our internal computer systems and those of the CROs, collaborators and third-parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third-party collaborators. While we and, to our knowledge, our third-party collaborators have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or our third-party collaborators, it could result in a material disruption of our drug development programs. For example, the loss of research data could delay development of our product candidates and the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. Similarly, we have no control over the security measures and computer systems of the regulatory bodies to whom we provide financial and other sensitive information. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed.

Risks Related to Our Common Stock

We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 81.8% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Ensuring that we will have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

10.6	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Gregory J. Flesher. (1)

10.7	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Jon S. Kuwahara. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Form 10-Q filed on August 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novus Therapeutics, Inc.

Date: November 8, 2017	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)