Form 10-K
period 2017-12-31
Novus Therapeutics, Inc.
filed 2018-04-02
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36620

NOVUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19900 MacArthur Boulevard, Suite 550 Irvine, California	92612
(Address of principal executive offices)	(Zip code)

(949) 238-8090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	Nasdaq Capital Market

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $40,621,417, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 23, 2018, the registrant had 9,407,024 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2017, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, Annual Report, unless the context requires otherwise, "Novus Therapeutics", “Novus”, the "Company", the “combined company”, "we", "our", and "us" means Otic Pharma, Ltd. prior to the consummation of the Reverse Merger, and Novus Therapeutics, Inc., upon the consummation of the Reverse Merger described herein. The term “Tokai” refers to Tokai Pharmaceuticals, Inc., and its subsidiaries prior to the Reverse Merger.

The market data and certain other statistical information used in this Annual Report are based on independent industry publications, governmental publications, reports by market research firms or other independent sources. Some data are also based on our good faith estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Any statements in this Annual Report on Form 10-K about the company’s future expectations, plans and prospects, including statements about its strategy, future operations, development of its product candidates, the review of strategic alternatives and the outcome of such review and other statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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

Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the ability to develop commercially viable product formulations; the sufficiency of the company’s cash resources; the ability to obtain necessary regulatory and ethics approvals to commence additional clinical trials; whether data from early clinical trials will be indicative of the data that will be obtained from future clinical trials; whether the results of clinical trials will warrant submission for regulatory approval of any investigational product; whether any such submission will receive approval from the United States Food and Drug Administration or equivalent foreign regulatory agencies and, if we are able to obtain such approval for an investigational product, whether it will be successfully distributed and marketed. These risks and uncertainties, as well as other risks and uncertainties that could cause the company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K. Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof and not of any future date, and the company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

Novus Therapeutics is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (ENT). Novus has two technologies, each that has the potential to be developed for multiple ENT indications. The company’s lead product (OP-02) is a surfactant-based, combination drug product being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (OM) (middle ear inflammation with or without infection). Globally, OM affects more than 700 million adults and children every year. OM is a common disorder seen in pediatric practice, and in the United States is the most frequent reason children are prescribed antibiotics and undergo surgery. Novus also has a foam-based drug delivery technology (OP-01), which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

OP-02 Surfactant Program

OP-02 is being developed as a potential first-in-class treatment option for otitis media (OM), which is often caused by Eustachian tube dysfunction (ETD). OP-02 is a drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine [DPPC]) and a spreading agent (cholesteryl palmitate [CP]) suspended in propellant. The product is administered intranasally via a metered- dose inhaler and is intended to be used to restore the normal physiologic activity of the Eustachian tube (ET), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together DPPC and CP effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP-02 promotes ‘de-sticking’ of the ET so that ventilation and drainage of the middle ear may occur. Novus expects to initiate a phase 1 clinical program of OP-02 in 2018. The phase 1 program will include a single study to evaluate repeated intranasal doses of OP-02 in healthy subjects plus additional phase 1 studies to explore safety and efficacy in patients with OM. Upon completion of the phase 1 program, Novus intends to initiate phase 2 and 3 studies of OP-02, with an initial focus on a development program that, if successful, will lead to registration of OP-02 in North America and key European markets as a product to treat OM and prevent OM in children. Additional development activities to support registration in other countries and/or for other OM/ETD disorders, or in other patient populations, may occur in the future.

OP-01 Foam Platform

OP-01 is a foam-based product intended to be used as a delivery vehicle for drugs to be administered into the ears, as well as the nasal and sinus cavities. Specifically, OP-01 was initially developed as an improved treatment option for AOE, a common medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP-01 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP-01 that performed similarly to standard of care, but with a favorable dosing regimen.

In 2016, Novus began development of a second-generation formulation of OP-01 designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently paused the OP-01 development program to focus resources on OP-02.

OP-02 for Otitis Media

Inflammation of the middle ear and the presence of effusion (fluid) in the middle ear is referred to as otitis media (OM), which is a generic term without reference to a specific etiology or pathogenesis and best regarded as a spectrum of diseases. In developed countries, OM is a very common condition and a leading cause of healthcare visits and the prescribing of antibiotics. Common forms of OM are acute OM (AOM) and otitis media with effusion (OME). Both AOM and OME can re-occur episodically or persist for long periods of time. If reoccurrence is frequent (i.e., three episodes within six months), the patient is diagnosed with recurrent OM. If fluid persists in the middle ear for longer than three months, then the patient is diagnosed with chronic OM.

AOM is usually a short-term inflammation of the middle ear, characterized by the sudden onset of one or more signs or symptoms of acute middle ear inflammation (e.g., ear pain, tugging at the ear, fever or irritability) in the presence of middle ear effusion. AOM is often preceded by upper respiratory symptoms including cough and rhinorrhea. Micro-organisms (viral or bacterial) in the nasopharynx may reflux into the middle ear, where they adhere and colonize resulting in an ear infection.

AOM is extremely common in young children, many of whom will have multiple AOM episodes (recurrent AOM) over the course of months or even years.

OME is also very common and can affect both children and adults. OME is characterized by a non-purulent (non-infected) effusion of the middle ear without sudden onset of signs or symptoms of an acute ear infection. Symptoms usually involve conductive hearing loss or aural fullness caused by impaired transduction of sound waves through the fluid-filled middle ear, but typically without pain or fever. OME often follows an AOM episode and can last for several months or up to a year, which can result in speech and learning delays in children and other morbidities in both children and adults. There are several predisposing factors that have been associated with OME including environmental (e.g., bottle feeding, day-care setting, allergies to common environmental entities, cigarette smoke), age (higher incidence in pre-school age children), and Eustachian tube dysfunction (ETD). Like AOM, patients can experience multiple OME episodes over the course of months or years.

An important component of middle ear health is a normally functioning Eustachian tube. The Eustachian tube is a small cilia-lined passageway that connects the middle ear to the back of the nasal cavity (nasopharynx). Its primary functions are to protect, drain, and ventilate the middle ear. Normally, it is collapsed, preventing material from entering the middle ear. The Eustachian tube opens periodically upon swallowing, chewing, yawning, or when a pressure differential exists between the middle ear and the external environment. When the Eustachian tube becomes blocked or does not open normally, Eustachian tube dysfunction (ETD) occurs.

Pathophysiology of Otitis Media:

The pathophysiology of OM and ETD are closely related. Both conditions can arise as a result of upper respiratory tract infections, allergies, and other inflammatory mediators and one condition can perpetuate the other condition. There are more than 700 million cases of OM and ETD around the world every year, half of which occur in children under 5 years of age. In the U.S. alone, there were more than 18 million visits to physicians during 2010 related to OM and ETD. It is one of the most common diseases seen in Pediatric and ENT practices and is the most frequent reason children consume antibiotics or undergo surgery.

To date, no drug product has been approved for OM. Antibiotics are commonly used to treat AOM patients who present with signs and symptoms of infection, but antibiotics have no effect on viral infections or OME which is a non-infectious condition. More importantly, antibiotics do not prevent recurrent AOM, recurrent OME or chronic OME. Topical steroids, antihistamines, and decongestants have not been shown to be effective, particularly in OME and as such, the American Academy of Otolaryngology—Head and Neck Surgery recommend against use of these drugs in patients. The only option today to treat and possibly prevent recurrent or chronic OM, is to perform a surgery where the tympanic membrane is perforated to improve drainage and ventilation of the middle ear (myringotomy or tympanostomy tube insertions). However, surgery is not always an effective solution for all patients as many continue to suffer with OM or its complications and sometimes can require repeat surgeries. Managing recurrent and chronic OM drives billions of dollars in healthcare costs and results in millions of surgical procedures in children and adults around the world. There is a clear unmet need for a non-antibiotic, non-surgical option for patients.

In 2016, the U.S. Food and Drug Administration (FDA) permitted marketing of a medical device that uses a small intranasal balloon inserted into the Eustachian tube to treat persistent ETD in adults. However, like OM, no drug product has been approved for the prevention of ETD.

OP-02 is a novel combination drug product, comprised of two active ingredients, the surfactant dipalmitoylphosphatidylcholine (DPPC) and a spreading agent cholesteryl palmitate (CP), and formulated with a propellant for easy administration. The product is sprayed through the nostrils towards the opening of the Eustachian tube at the lower back of the nasal cavity. The surfactant and spreading agent act to lower the surface tension at the opening and along the Eustachian tube, causing a “de-sticking” of the tissue and restoration of normal Eustachian tube function. Avanti Polar Lipids, Inc. is our sole supplier of DPPC and CP, the active pharmaceutical ingredients used in OP-02. Other manufacturers of DPPC and CP exist, but we have not yet qualified a secondary supplier.

Surfactants are ubiquitous and well-understood endogenous compounds present in human nasal passages, the Eustachian tube, and lung tissues, as well as in human milk and amniotic fluid. Surfactants have been evaluated under the hypothesis that exogenous administration of surfactant to a mucosal lined lumen such as the alveoli would result in de-sticking of the tissue and allowance of oxygen exchange in the lungs. In the case of the Eustachian tube, it is known that the quantity of surfactants along the Eustachian tube of children with OM is significantly reduced when compared to otologically healthy children. Also, the Eustachian tube surface tension in patients with OM is higher than reported for patients with healthy Eustachian tubes, causing the luminal surfaces to stick together. Indeed, reduction in Eustachian tube luminal surface tension and passive opening pressure (“POP”), as well as improved Eustachian tube function was demonstrated in a study of six cynomologous monkeys who received injections of the calf lung surfactant extract INFASURF ® directly into the Eustachian tube lumen.

The positive effects of OP-02 on Eustachian tube function have been observed in preclinical animal studies. Meaningful reductions in POP of healthy Eustachian tube, as well as meaningful reduction in severity and duration of OM episodes in three animal species after treatment with OP-02 have been observed. In two separate animal-model experiments, the investigators studied the effects of intranasal administration of an early formulation of OP-02 on Eustachian tube POP of the left ear as compared to propellant in healthy Mongolian gerbils and albino mice. In both animal species, administration of OP-02 resulted in significant (p<0.001) reductions in mean Eustachian tube POP measurements at both the 5 and 10-minute assessment times compared to baseline and immediately following propellant alone administration (Figures 1, 2 and 3). Among the gerbils, the mean (standard error [SE]) Eustachian tube POP values (in millimeters of mercury [mmHg]) were 42.8 (2.29) at baseline, 42.43 (2.36) after propellant, 31.76 (1.74) at 5 minutes after surfactant, and 29.3 (1.51) at 10 minutes after surfactant. Similar findings were noted in the mice: mean (SE) Eustachian tube POP values were 42.02 (1.22) at baseline, 42.02 (1.22) after propellant, 29.77 (1.69) at 5 minutes after surfactant, and 32.79 (1.77) at 10 minutes after surfactant.

Figure 1: Mean Passive Opening Pressures in Gerbil and Mice at Baseline, Immediately after Propellant, and at 5 and 10 Minutes after Surfactant Administration (Experiment 1)

*	p<0.05 for surfactant treatment (each timepoint and animal group) compared to baseline and following propellant administration.

In a study of experimentally induced AOM in chinchillas, the use of OP-02 was associated with a marked reduction in the severity and duration of AOM. Furthermore, quantitative cultures of middle ear fluid showed dramatic decreases in bacterial colonization with intranasal surfactant treatment alone (i.e., no antibiotics were administered in this study). Based on these findings, Novus believes that resolution of effusion may occur significantly earlier with surfactant treatment than with placebo. The data suggest that enhancement/restoration of Eustachian tube function is beneficial in acute bacterial OM.

Prior to licensing rights to OP-02, nine humans with various OM and ETD conditions were treated with OP-02 by the inventors. This human experience was captured as case studies and reported to the FDA. Based on these case studies, in conjunction with the preclinical animal data, Novus believes that a product of this type may have utility in the treatment and prevention of OM and ETD in children and adults.

Novus expects to initiate its planned OP-02 phase 1 clinical program in 2018. The phase 1 program will include a single study to evaluate repeated intranasal doses of OP-02 in healthy subjects plus additional phase 1 studies to explore safety and efficacy in patients with OM. Upon completion of the phase 1 program, Novus intends to initiate phase 2 and 3 studies of OP-02, with an initial focus on a development program that will lead to registration of OP-02 in North America and key European markets as a product to treat OM and prevent OM in children. Additional development activities to support registration in other countries and/or for other OM/ETD disorders, or in other patient populations, may occur in the future.

OP-01 for Acute Otitis Externa (AOE)

AOE (or “swimmer’s ear”) is a generalized inflammation of the epithelium of the external ear canal that may also involve the pinna and/or the tympanic membrane (eardrum). The vast majority of AOE cases are due to bacterial infections, with Pseudomonas aeruginosa and Staphylococcus aureus being the most common pathogens. The condition is commonly associated with pain and characterized by redness of the ear canal (erythema), swelling of the tissue (edema), increased secretion of fluid, and shedding or peeling of the skin (desquamation of the epithelium). AOE occurs in all age groups and is more frequently observed in the summer months as well as in hot and humid environments. The most common treatment for AOE is antibiotics, with or without steroids, analgesics and avoiding ears being immersed underwater (e.g., swimming). Ear treatments are generally supplied in the form of liquids with several drops administered into each infected ear multiple times per day for a week or longer. In the U.S. alone, more than 5 million prescriptions for ear anti-infective products are prescribed every year, mostly for the treatment of AOE.

The current market leader in the ear anti-infective market is CIPRODEX®, marketed by Alcon, which according to IMS Health generated over $400 million in sales in the United States in 2015. It is a liquid suspension containing the antibiotic ciprofloxacin and the steroid dexamethasone. It is administered as four drops per infected ear, twice-daily over seven days for a total of 14 doses (56 drops placed into the ear canal over the course of a week). There are numerous other branded and generic ear anti-infectives, but none of these are clinically differentiated from CIPRODEX. Although effective when administered properly, liquid drops like these anti-infectives can be a challenge to administer into the ear, particularly in children. Proper administration requires the patient to lie down with the infected ear pointed upward, careful placement of multiple drops into the infected ear, manipulation of the ear lobe to move the liquid down into the ear canal, and the patient should remain still with the infected ear pointed upwards after applying the product for a period of time to prevent the medication from draining out of the ear. In addition, rapid resolution of otalgia (ear pain) is not achieved with any of the currently approved anti-infective products, even those that also contain an anti-inflammatory (e.g., steroid) in the formulation, like CIPRODEX.

Foam formulations such as OP-01 are becoming a prominent delivery system for topical drugs due to the intrinsic advantages of the platform: easy and fast administration, visibility of product during and after the administration, and complete coverage of large and variable surface areas as the product expands and molds to the shape of the cavity. In addition, foam formulations can remain in place for longer periods of time, increasing residence time of drugs at target sites. Finally, foam-based ear products can be administered while the patient is standing or sitting and do not require holding the head in any special orientation for a period of time.

Novus conducted four clinical trials of its first generation (antibiotic only) formulation of OP-O1 that it believes supported the utility of OP-01. Data from the most recent clinical trial was announced in January 2015. The study was a 220 patient, phase 2, randomized, multicenter, parallel, active comparator trial in 220 AOE patients ages six months and older. During this trial, OP-01 which contains 0.3% ciprofloxacin was administered once-daily for 7 days (7 doses) while the active comparator (CIPRODEX), which contains 0.3% ciprofloxacin and 0.1% dexamethasone was administered twice-daily for 7 days (14 doses). The primary endpoint of the study was clinical cure, defined as score = 0 for erythema, edema, tenderness, ear discharge (otorrhea), and no further antibiotic required. Safety and efficacy of OP-01 was found to be similar (non-inferior) to CIPRODEX, even though OP-01 contained no steroid and utilized 50% fewer doses over the week-long course of therapy.

In 2016, Novus began development of a second-generation formulation of OP-01 designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently paused the OP-01 development program to focus resources on OP-02.

Intellectual Property

Novus’s success depends in part on its ability to obtain and maintain proprietary protection for its product candidates, novel discoveries, product technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing Novus’s proprietary rights. Novus seeks to protect its product candidates by, among other methods, filing U.S. and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development and implementation of its business. Novus also relies on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain Novus’s proprietary protection for Novus’s product candidates.

Novus’s intellectual property portfolio includes patents and patent applications with claims directed towards Novus’s OP-01 and OP-02 product candidates and claiming pharmaceutical preparations with methods of use. For OP-01, Novus owns or has exclusive rights to three U.S. and seven foreign patents (Canada, France, Germany, Israel, Italy, Spain, and the United Kingdom). The last to expire issued patent in the U.S. will expire in September 2027, including patent term adjustment. In addition, Novus owns or has exclusive rights to two U.S. patent applications, one of which has recently been allowed, and three foreign patent applications (Canada, China, and Europe). The recently allowed U.S. patent application will expire in December 2033, absent any adjustments or extensions. For OP-02, Novus has exclusive rights to seven U.S. and three foreign patents (Canada, Mexico, and Europe). The last to expire patent in the U.S. will expire in November 2019. In addition, Novus owns or has exclusive rights to one U.S. patent application, one International (PCT) patent application, and two foreign patent applications. The pending U.S. patent application will expire in November 2036, absent any adjustments or extensions.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Novus also protects its proprietary information by requiring its employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. In addition, Novus also requires confidentiality or service agreements from third parties that receive confidential information or materials.

License Agreement with Otodyne, Inc.

In November 2015, Novus entered into a license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. granting Novus exclusive worldwide rights to develop and commercialize OP-02. Under the terms of the agreement, Novus is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for otitis media in the U.S. and key European markets (France, Germany, Italy, Spain, and the United Kingdom). Novus is responsible for prosecuting, maintaining, and enforcing all intellectual property and will be the sole owner of improvements.

In January 2016, Otodyne completed transfer of all technology, including the active IND, to Novus. Novus is obligated to pay up to $42.1 million in development and regulatory milestones if OP-02 is approved for three indications in the U.S., two in Europe, and two in Japan. Novus is also obligated to pay up to $36 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. Novus is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from low-single to mid-single percent of net sales.

Government Regulation

Government authorities in the United States, including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of pharmaceutical and biological products, such as those we are developing. Pricing of such products is also subject to regulation in many countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and biologics under the FDCA and the Public Health Service Act, or PHSA, and its implementing regulations. FDA approval is required before any new unapproved drug or biologic or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	preparation of and submission to the FDA of a biologics license application, or BLA, or a new drug application, or NDA, after completion of all pivotal clinical trials;
•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA or NDA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP;

•	potential FDA audit of the clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of a BLA or NDA prior to any commercial marketing or sale of the product in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans in clinical trials. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during clinical trials and may impose a partial clinical hold that would limit trials, for example, to certain doses or for a certain length of time.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices, or GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1. The drug is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The drug is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational new drug product, and to provide an adequate basis for physician labeling.

In some cases, the FDA may condition approval of a BLA or NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical trials.

Sponsors must also report to the FDA, within certain timeframes, serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

The clinical trial process can take three to ten years or more to complete, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Results from one trial are not necessarily predictive of results from later trials.

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

Submission of a BLA or NDA to the FDA.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee. For fiscal year 2018, the application user fee is $2,421,495, and the sponsor of an approved BLA or NDA is also subject to annual program fees, set at $304,162 per program. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition.

A BLA or NDA for a new molecular entity must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

Once a BLA or NDA for a new molecular entity has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by the FDA’s requests for additional information or clarification.

Before approving a BLA or NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA or NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on a BLA or NDA

The FDA evaluates a BLA to determine whether the data demonstrate that the biologic is safe, pure, and potent, or effective, and an NDA to determine whether the drug is safe and effective. After the FDA evaluates the BLA or NDA and conducts inspections of manufacturing facilities where the product will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data or an additional pivotal Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval and issue a denial. The FDA could also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Drug manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA or NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, untitled or warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending BLAs or NDAs or supplements to approved BLAs or NDAs, or suspension or revocation of licenses or withdrawal of approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003, or PREA, as amended, BLAs and NDAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs. The requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted.

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA or NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of FDA-requested pediatric trials are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the BLA or NDA sponsor’s data.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA or NDA, plus the time between the submission date and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of the product’s approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of the patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA or NDA.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the listed drug....”

Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the RLD and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider an “AB” therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of an “AB” rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

European Union/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with good clinical practices, or GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The content of the BLA or NDA filed in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

Countries that are part of the European Union, as well as countries outside of the European Union, have their own governing bodies, requirements, and processes with respect to the approval of pharmaceutical and biologic products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area, or EEA. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

•

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
•

National authorization procedures. There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In some cases, a Pediatric Investigation Plan, or PIP, or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults.

New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which a generic application can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Exceptional Circumstances/Conditional Approval

Orphan drugs or drugs with unmet medical needs may be eligible for European Union approval under exceptional circumstances or with conditional approval. Approval under exceptional circumstances may be applicable to orphan products and is used when an applicant is unable to provide comprehensive data on the efficacy and safety under normal conditions of use because the indication for which the product is intended is encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, when the present state of scientific knowledge does not allow comprehensive information to be provided, or when it is medically unethical to collect such information. Conditional marketing authorization may be applicable to orphan medicinal products, medicinal products for seriously debilitating or life-threatening diseases, or medicinal products to be used in emergency situations in response to recognized public threats. Conditional marketing authorization can be granted on the basis of less complete data than is normally required in order to meet unmet medical needs and in the interest of public health, provided the risk-benefit balance is positive, it is likely that the applicant will be able to provide the comprehensive clinical data, and unmet medical needs will be fulfilled. Conditional marketing authorization is subject to certain specific obligations to be reviewed annually.

Accelerated Review

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third- party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

In European countries, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, the emphasis on cost containment measures in the United States and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the federal transparency laws, including the provision of the Affordable Care Act referred to as the federal Physician Payment Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals and ownership interests of physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The Affordable Care Act broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

We are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of March 23, 2018 we had seven full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Financial Information about Segments

We operate in a single accounting segment in the United States of America.

Reverse Merger

On December 21, 2016, Tokai Pharmaceuticals, Inc. (“Tokai”), a Delaware corporation, Otic, and the stockholders of Otic (each a “Seller” and collectively, the “Sellers”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which, among other things, each Seller agreed to sell to Tokai, and Tokai agreed to purchase from each Seller, all of the common and preferred shares of Otic (“Otic Shares”) owned by such Seller in exchange for the issuance of a certain number of shares of common stock of Tokai, as determined pursuant to the terms of the Share Purchase Agreement (the “Reverse Merger”). The parties amended and restated the Share Purchase Agreement on March 2, 2017.

On May 9, 2017, Tokai, Otic, and the Sellers closed the transaction contemplated by the Share Purchase Agreement, and subsequently effected a reverse stock-split of common stock at a ratio of one-for-nine (see Reverse Stock-Split below). On a post-split basis, Tokai issued to the Sellers an aggregate of 4,027,693 shares of Tokai’s common stock in exchange for 840,115 Otic Shares. Following the completion of the Reverse Merger, the business being conducted by Tokai became primarily the business conducted by Otic. In connection with the Reverse Merger, the name of the surviving corporation was changed to “Novus Therapeutics, Inc.”

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Corporate Information

Otic Pharma, Ltd. (Otic) was founded in the State of Israel in 2008. In 2015, Otic established U.S. operations and moved its corporate headquarters to Irvine, California. In 2017, Otic consummated the Reverse Merger with Tokai Pharmaceuticals, Inc., a Delaware corporation that was incorporated on March 26, 2004 and subsequently changed its name to Novus Therapeutics, Inc. Our executive offices are located at 19900 MacArthur Boulevard, Suite 550, Irvine, California 92612. Our telephone number is (949) 238-8090 and our website is novustherapeutics.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2018 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Novus) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to Our Operations

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, Otic, the accounting acquirer in the Reverse Merger, has incurred significant operating losses. Otic’s net loss was $5.7 million for the year ended December 31, 2016. As of December 31, 2016, Otic had an accumulated deficit of $14.4 million. The Company’s net loss for the year ended December 31, 2017 is $13.1 million and the Company has an accumulated deficit of $27.5 million.

We are focused primarily on developing OP-02 as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM”) (middle ear inflammation with or without infection). We have not manufactured a a current Good Manufacturing Procedures (“cGMP”) batch of OP-02 suitable for clinical trials. Subject to successful completion of formulation development and manufacture of a cGMP batch, we expect to initiate a phase 1 clinical program in 2018 to explore the safety and tolerability of OP-02 in healthy subjects, plus additional phase 1 studies in patients. The phase 1 program will evaluate single and repeated intranasal doses of OP-02. Upon completion of the phase 1 program, Novus intends to initiate phase 2 studies of OP-02, with an initial focus on prevention of OM in children. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully complete the formulation of OP-02 and begin to generate clinical data for this program, we may have greater difficulty raising additional capital on favorable terms, or at all.

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

We are early in our development efforts and have only two drug candidates, OP-02 and OP-01. If we are unable to successfully develop and commercialize any drug candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in product development, including funding our formulation development, nonclinical, and clinical studies. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for our, or additional product candidates.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute formulation, clinical, and nonclinical development activities;
•	in-license or acquire other product candidates and advance them through clinical development;
•	obtain required regulatory approvals for the development and commercialization of OP-02 or other product candidates;
•	maintain, leverage and expand our intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for OP-02, OP-01 and other product candidates;
•	obtain and maintain adequate product pricing and reimbursement;
•	develop and maintain any strategic relationships we elect to enter into; and
•	manage our spending as costs and expenses increase due to product manufacturing, nonclinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our or other product candidates, and our business will suffer.

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

Reformulation work for OP-01 to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with Acute Otitis Externa (infection/inflammation of the outer ear canal) commenced in 2016, but was subsequently put on hold until further funding is obtained. At such time as when we recommence development of OP-01, additional clinical studies with the new OP-01 combination formulation (antibiotic + anesthetic) will need to be conducted. There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States and/or that subsequent studies will not match results seen in prior studies. We have not manufactured a cGMP batch of OP-02 suitable for clinical trials. Formulation development for OP-02 is ongoing. Subject to successful completion of formulation development and manufacture of a cGMP batch, we expect to initiate a phase 1 clinical program in 2018. Given the early stage of development for both products, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation development, nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. The outcome of nonclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. For instance, the results of our studies with earlier generation formulations of OP-01 may not be predictive of the results of studies conducted with a different formulation of OP-01. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans, or will receive regulatory approval.

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the European Medicines Agency (the “EMA”), the Medicines & Healthcare Products Regulatory Agency (the “MHRA”), the UK regulatory authority, or the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the EMA, MHRA, FDA or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	delays in completing formulation work as a prerequisite to commencing clinical work on this program;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. We have yet to initiate the first clinical studies of OP-02 and we do not know whether the planned clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on its projected schedule. In addition, competitors may have ongoing clinical trials for product candidates that treat related or the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

If our product candidates are associated with undesirable effects in nonclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. OP-02 has not been evaluated in any human clinical studies. OP-02 is an early‑product candidate, and the side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through OP-02 clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Future reformulation of OP-01 may result in a product with an unacceptable side effect profile. Any occurrences of clinically significant adverse events with our product candidates may harm our business, financial condition and prospects significantly.

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

Based upon current operating plans, we expect our current working capital will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this report. We will require additional capital to complete the development and commercialization of OP-02 or other product candidates, and may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market the trading price of the common stock of the combined company could decline. At December 31, 2017, the Company had approximately 7.1 million shares outstanding.

The Share Purchase Agreement by and among Tokai, Otic, and stockholders of Otic contained a lock-up covenant from the Otic stockholders, which expired on November 5, 2017. The lock-up covenant prevented any Otic stockholder from offering, selling, or otherwise disposing of, directly or indirectly, any securities of the Company, or otherwise enter into a transaction that would have similar effect for 180 days following the closing of the Reverse Merger. Concurrent with the Reverse Merger, the company completed the Private Placement. A registration statement covering the resale of the shares of Company common stock issuable in connection with the Private Placement is in effect, allowing up to 400,400 shares of common stock to be sold in the public market. Further, as of November 5, 2017, shares held by directors, executive officers of the Company and other affiliates are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act.

Because the Reverse Merger resulted in an ownership change under Section 382 of the Internal Revenue Code, for Tokai, Tokai’s pre-merger net operating loss carryforwards and certain other tax attributes are subject to limitations. The net operating loss carryforwards and other tax attributes of Otic and of the post-merger Company may also be subject to limitations as a result of ownership changes.

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

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, require manufacturers of covered drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

If our current product candidates, or a future product candidate receives marketing approval and we, or others, later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, the ability to market the product could be compromised.

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

In OM, there are currently no drug therapies approved for the treatment or prevention of OM. We expect that OP-02 will compete primarily with a surgery where the tympanic membrane is perforated to improve drainage and ventilation of the middle ear (myringotomy or tympanostomy tube insertions) as a means of preventing recurrent or chronic OM. We may also compete with a medical device that uses a small intranasal balloon inserted into the Eustachian tube to facilitate ventilation of the Eustachian tube in patients with Eustachian tube dysfunction of a particular type. Surgery may continue to be the preferred treatment for OM in children whereas the intranasal balloon may be the preferred treatment for Eustachian tube dysfunction in adults. Patients may be prescribed concurrent antibiotic therapy for acute OM, but these products will not be competitive with, but likely used in conjunction with OP-02.

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

For some of our product candidates, we may in the future determine to seek to collaborate with pharmaceutical and biotechnology companies for development or commercialization of our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or nonclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates, and our business may be materially and adversely affected.

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for one or more of our active pharmaceutical ingredients (“API”), and a different sole manufacturer for each of our product candidates. In addition, these materials are custom-made and available from only a limited number of sources. In particular, there may be a limited supply source for APIs for OP-02 or other potential product candidates. Although we believe that our third-party suppliers maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations. We do not have any long-term agreements in place with our current API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing approved product candidates could negatively affect our sales revenues, as well as delay our clinical trials.

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

Formulations and devices used in early studies are not final formulations and devices for commercialization. Additional changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies, and may result in a delay in our clinical trials and commercialization activities.

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

We depend on contract research organizations (“CROs”) and other contracted third parties to perform nonclinical and clinical testing and certain other research and development activities. As a result, the outcomes of the activities performed by these organizations will be, to a certain extent, beyond our control.

The nature of outsourcing a substantial portion of our business will require that we rely on CROs and other contractors to assist us with research and development, clinical testing activities, patient enrollment, data collection, and regulatory submissions to the FDA or other regulatory bodies. As a result, our success will depend partially on the success of these third parties in performing their responsibilities. Although we intend to pre-qualify our CROs and other contractors and we believe that the contractors selected will be fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. Additionally, macro-economic conditions may affect our development partners and vendors, which could adversely affect their ability to timely perform their tasks. If our contractors do not perform their obligations in an adequate and timely manner, the pace of clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed and our prospects could be adversely affected.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain situations, non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	issues in manufacturing our approved products, if any, or product candidates;
•	the results of our current and any future clinical trials of our product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	period-to-period fluctuations in our financial results.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 78.1% of our capital stock as of December 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located in Irvine, California. We lease approximately 5,197 square feet of office space under an operating lease that expires in September 2018.

Item 3. Legal Proceedings.

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

Legal Proceedings Related to Tokai IPO

On September 22, 2014, Tokai completed the initial public offering of its common stock (the “IPO”). Subsequent to the IPO, several lawsuits were filed against Tokai, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the IPO. The lawsuits allege that, in violation of the Securities Act of 1933 (“Securities Act”), Tokai’s registration statement for the IPO made false and misleading statements and omissions about Tokai’s clinical trials for galeterone (the “Securities Act claims”). Each lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. Further details on each lawsuit are set forth below. Given the uncertainty of litigation, the preliminary stage of these cases, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to the IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit.

•

Garbowski Action. On September 29, 2016, two purported stockholders of Tokai filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). In addition to the Securities Act claims, this lawsuit also alleges that the defendants made false and misleading statements and omissions about Tokai’s clinical trials for galeterone, in violation of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs sought to represent a class of purchasers of Tokai common stock in or traceable to the IPO as well as a class of purchasers of Tokai common stock between September 17, 2014, and July 25, 2016. On September 28, 2017, this action was consolidated with the Doshi Action.

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”), entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to the IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “NVUS” as of May 11, 2017, subsequent to our Reverse Merger with Tokai. Prior to May 11, 2017, our common stock was traded on the Nasdaq Capital Market under the symbol “TKAI” since September 17, 2014. The following table sets forth the quarterly high and low sales prices per share of our common stock. The per share prices below reflect a one-for-nine reverse split of common stock effected on May 11, 2017:

	Price Range
	2017		2016
Fiscal Quarter	High	Low	High	Low
First	$10.08	$6.94	$77.67	$44.37
Second	7.65	4.52	79.20	45.27
Third	5.90	3.42	52.74	8.82
Fourth	5.43	3.65	18.81	6.53

On March 23, 2017, the last reported sales price of our common stock was $5.51 per share as reported by Nasdaq. As of December 31, 2017, there were approximately 40 stockholders of record of our common stock.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.

Item 6. Selected Financial Data.

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

ABOUT NOVUS THERAPEUTICS

Novus Therapeutics is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (ENT). Novus has two technologies, each that has the potential to be developed for multiple ENT indications. The company’s lead product (OP-02) is a surfactant-based, combination drug product being developed as a potential first-in-class treatment option for patients at risk for or with otitis media (OM) (middle ear inflammation with or without infection). Globally, OM affects more than 700 million adults and children every year. OM is a common disorder seen in pediatric practice, and in the United States is the most frequent reason children are prescribed antibiotics and undergo surgery. Novus also has a foam-based drug delivery technology (OP-01), which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

OP-02 Surfactant Program

OP-02 is being developed as a potential first-in-class treatment option for otitis media (OM), which is often caused by Eustachian tube dysfunction (“ETD”). OP-02 is a drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine [DPPC]) and a spreading agent (cholesteryl palmitate [CP]) suspended in propellant. The product is administered intranasally via a metered dose inhaler and is intended to be used to restore the normal physiologic activity of the Eustachian tube (ET). Together DPPC and CP effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP-02 promotes ‘de-sticking’ of the ET so that ventilation and drainage of the middle ear may occur. Novus expects to initiate the OP-02 phase 1 clinical program in 2018. The phase 1 program will include a single study to evaluate repeated intranasal doses of OP-02 in healthy subjects plus additional phase 1 studies to explore safety and efficacy in patients with OM. Upon completion of the phase 1 program, Novus intends to initiate phase 2 and 3 studies of OP-02, with an initial focus on a development program that will lead to registration of OP-02 in North America and key European markets as a product to treat OM and prevent OM in children. Additional development activities to support registration in other countries and/or for other OM/ETD disorders, or in other patient populations, may occur in the future.

OP-01 Foam Platform

OP-01 is a foam-based product intended to be used as a delivery vehicle for drugs to be administered into the ears, as well as the nasal and sinus cavities. Specifically, OP-01 was initially developed as an improved treatment option for AOE, a common medical condition of the outer ear canal that affects tens of millions of adults and children each year. Novus completed four clinical trials of OP-01 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP-01 that performed similarly to standard of care. In 2016, Novus began development of a second-generation formulation of OP-01 designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently paused the OP-01 development program to focus resources on OP-02.

RECENT DEVELOPMENTS

Reverse Merger

On December 21, 2016, Novus, formerly known as Tokai Pharmaceuticals, Inc. (“Tokai”), a Delaware corporation, and the stockholders of Otic (each a “Seller” and collectively, the “Sellers”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which, among other things, each Seller agreed to sell to Tokai, and Tokai agreed to purchase from each Seller, all of the common and preferred shares of Otic (“Otic Shares”) owned by such Seller in exchange for the issuance of a certain number of shares of common stock of Tokai, as determined pursuant to the terms of the Share Purchase Agreement (the “Reverse Merger”). The parties amended and restated the Share Purchase Agreement on March 2, 2017.

On May 9, 2017, Tokai, Otic, and the Sellers closed the transaction contemplated by the Share Purchase Agreement and subsequently effected a reverse stock-split of common stock at a ratio of one-for-nine (see Reverse Stock-Split below). On a post-split basis, Tokai issued to the Sellers an aggregate of 4,027,693 shares of Tokai’s common stock in exchange for 840,115 Otic Shares. Following the completion of the Reverse Merger, the business being conducted by Tokai became primarily the business conducted by Otic. Subsequent to the Reverse Merger, the name of the surviving corporation was changed to “Novus Therapeutics, Inc.”

Private Placement

On January 31, 2017, Novus entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Purchasers agreed to purchase approximately $4.0 million of the Company’s common stock through the purchase of 400,400 shares of the Company’s common stock at a price of $9.99 per share (the “Private Placement”). The Private Placement closed on May 10, 2017. After giving effect to the issuance of the shares in the Private Placement, the stockholders of Otic owned approximately 64% of the Company’s common stock.

Reverse Stock-Split

On May 11, 2017, Novus effected a reverse stock-split of its issued and outstanding common stock and options for common stock at a ratio of one-for-nine. The Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the reverse stock-split. The accompanying consolidated financial statements and notes give retroactive effect to the reverse stock-split of common stock for all periods presented. All share and per share amounts for common stock in this filing have been retroactively adjusted to reflect the reverse stock-split.

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, up to $8.5 million in shares of its common stock. From October 2, 2017 through March 9, 2018, the Company had sold 2,463,966 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement for gross proceeds of approximately $8.5 million.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Stock-based Compensation

For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value. The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate share based compensation.

Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards generally vest over the period the Company expects to receive services from the non-employee. Stock options granted to non‑employees are subject to periodic revaluation over their vesting terms.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2017 and 2016

The following table provides comparative results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	$ Variance	% Variance
Operating expenses:
Research and Development	$2,022	$3,191	$(1,169)	(37)%
General and Administrative	11,099	1,937	9,162	473%
Total operating expenses	13,121	5,128	7,993	156%
Loss from operations	(13,121)	(5,128)	(7,993)	156%
Other income (expense), net	5	(527)	532	(101)%
Net loss and other comprehensive loss	$(13,116)	$(5,655)	$(7,461)	132%

Research and Development Expenses

During the year ended December 31, 2017, research and development expenses of $2.0 million were primarily comprised of formulation development costs for OP-02 and clinical development closeout costs for Tokai’s legacy programs. During the year ended December 31, 2016, research and development expenses of $3.2 million were comprised of expenses associated with the development of a second-generation formulation for OP-01 and development costs for OP-02. The decrease from period to period is primarily attributed to decreased spending on OP-01, offset by wind down costs incurred for legacy Tokai programs. We expect research and development expenses to increase in subsequent periods as we advance our OP-02 programs.

General and Administrative Expenses

General and administrative expenses increased in the 2017 period primarily due to the recognition of $4.0 million in merger‑related expenses, an increase of $2.9 million in administrative costs associated with operating a public company and $536,000 in the ongoing legal costs related to Tokai’s stockholder lawsuits.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to the fair value adjustment for convertible notes incurred in the year ended December 31, 2016. No such adjustment was necessary during the year ended December 31, 2017 as the convertible notes were converted to common stock contemporaneously with the Reverse Merger.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had cash, cash equivalents, and restricted cash of $17.3 million, consisting of readily available cash in bank accounts. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in the Reverse Merger with Tokai. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements.

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

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into an equity distribution agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business.

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(14,941)	$(4,923)
Net cash provided by investing activities	23,258	1
Net cash provided by financing activities	7,869	2,930
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16,186	$(1,992)

Comparison of the Years Ended December 31, 2017 and 2016

Net cash used in operating activities for the year ended December 31, 2017 consisted primarily of our net loss of $13.1 million, partially offset by non-cash items consisting primarily of depreciation, stock-based compensation, and loss on disposal of fixed assets totaling $650,000. Additionally, cash used in operating expenses for the year ended December 31, 2017 reflected a net decrease in cash from changes in operating assets and liabilities of $2.5 million, primarily due to an increase in our prepaid expenses and the payment of accounts payable and accrued liabilities assumed in the Reverse Merger.

Net cash used in operating activities for the year ended December 31, 2016 consisted primarily of our net loss of $5.7 million, partially offset by non-cash items consisting of depreciation, stock-based compensation, loss on disposal of fixed assets, and fair value adjustment for convertible note totaling $732,000. Cash used in operating expenses for the year ended December 31, 2016 reflected no increase in cash from changes in net operating assets and liabilities as the decrease in our accounts payable and accrued expenses were exactly offset by the decrease in prepaid expenses.

Net cash provided by investing activities for the year ended December 31, 2017 consisted primarily of cash received from the Reverse Merger of $23.3 million.

Net cash provided by investing activities for the year ended December 31, 2016 consisted of proceeds from the sale of equipment offset by the purchase of property and equipment in the net amount of $1,000.

Net cash provided by financing activities for the year ended December 31, 2017 was comprised of $4.0 million in proceeds from the Stock Purchase Agreement for the purchase of 400,400 shares of Novus common stock, net proceeds of $750,000 for the issuance of approximately 167,000 shares of common stock under the Equity Distribution Agreement, and proceeds from the exercise of warrants in the amount of $3.1 million.

Net cash provided by significant financing activities in the year ended December 31, 2016 consisted of $2.9 million in proceeds from a convertible bridge financing transaction.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations primarily result from property leases for office space. Although we do have obligations for CRO services, the table below excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed‑upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2017, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$112	$112	$—	$—	$—
Total	$112	$112	$—	$—	$—

See Note 8. Commitments and Contingencies in the notes to the consolidated financial statements for a summary of contracts held by the Company as of December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes listed under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K are set forth beginning on page F-1 immediately following the signature page hereof and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported on the Company's Current Report on Form 8-K, filed May 15, 2017, the Audit Committee of the Company's Board of Directors approved the dismissal of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm, effective as of May 10, 2017, and approved the appointment of Ernst & Young LLP (“EY”) as the Company's independent registered public accounting firm to perform independent audit services beginning with the fiscal year ending December 31, 2017.

During the fiscal year ended December 31, 2017, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for the year.

During the fiscal years ended December 31, 2016 and 2015, and through May 10, 2017, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such years.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2017, our internal control over financial reporting is effective.

As an emerging growth company, as defined under the terms of the JOBS Act of 2012, the Company’s independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the Corporate Governance section of our website, which is located at http://ir.novustherapeutics.com/corporate-governance/governance-overview. We intend to disclose on our website any amendments to, or waivers from, the code of business conduct and ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes are set forth beginning on page F-1 immediately following the signature page of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II, Item 8. Financial Statements and Supplementary Data.

(3)	Exhibits:

Exhibit						Filed
Number	Exhibit Description	Incorporated by Reference				Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Amended and Restated Bylaws of Novus Therapeutics, Inc.	8-A/A	001-36620	3.4	June 23, 2017

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

10.1	Registration Rights Agreement, dated May 10, 2017, by and among the Company and the Purchasers	8-K	001-36620	10.1	May 15, 2017

10.2*	Form of Indemnification Agreement between Novus Therapeutics, Inc. and each of its directors and executive officers	10-Q	001-36620	10.1	August 9, 2017

10.3	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.4*	Executive Employment Agreement, dated July 15, 2015, between Otic Pharma, Inc., and Gregory J. Flesher	10-Q	001-36620	10.3	August 9, 2017

10.5	Exclusive License Agreement, dated November 1, 2015, between Scientific Development and Research, Inc. and Otodyne, Inc., on the one hand, and Oticpharma, Inc., on the other hand†	10-Q	001-36620	10.4	August 9, 2017

Exhibit						Filed
Number	Exhibit Description	Incorporated by Reference				Herewith
		Form	File No.	Exhibit	Filing Date

10.6*	Offer of Employment, dated July 1, 2017, from Novus Therapeutics, Inc. to Jon Kuwahara	10-Q	001-36620	10.5	August 9, 2017

10.7*	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Gregory J. Flesher	10-Q	001-36620	10.6	August 9, 2017

10.8*	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Jon S. Kuwahara	10-Q	001-36620	10.7	August 9, 2017

10.9	Equity Distribution Agreement, dated as of August 21, 2017, between Novus Therapeutics, Inc. and Piper Jaffray & Co.	8-K	001-36620	1.1	August 22, 2017

10.10	Otic Pharma Ltd. Global Share Incentive Plan (2012)					X

10.11	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan					X

10.12	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X

23.2	Consent of Brightman, Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu Limited, the independent auditors of Otic Pharma, Ltd. and its subsidiary					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit						Filed
Number	Exhibit Description	Incorporated by Reference				Herewith
		Form	File No.	Exhibit	Filing Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

#

These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novus Therapeutics, Inc.
Date: March 30, 2018	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2018	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory J. Flesher	Chief Executive Officer and Director	March 30, 2018
Gregory J. Flesher	(Principal Executive Officer)

/s/ Jon S. Kuwahara	Senior Vice President Finance & Administration	March 30, 2018
Jon S. Kuwahara	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 30, 2018
Keith A. Katkin

/s/ Erez Chimovits	Director	March 30, 2018
Erez Chimovits

/s/ Cheryl L. Cohen	Director	March 30, 2018
Cheryl L. Cohen

/s/ Gary A. Lyons	Director	March 30, 2018
Gary A. Lyons

/s/ John S. McBride	Director	March 30, 2018
John S. McBride

/s/ Jodie P. Morrison	Director	March 30, 2018
Jodie P. Morrison

NOVUS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Novus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Novus Therapeutics, Inc. (the Company) as of December 31, 2017, the related consolidated statement of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows, for the year in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Irvine, California

March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novus Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Novus Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2016 and the related consolidated statement of operations and other comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The 2016 consolidated financial statements of Otic Pharma Ltd. and its subsidiary (“Otic”) were prepared assuming that the Company will continue as a going concern. As of the date of issuance of Otic’s 2016 consolidated financial statements, the Company had not generated revenues from its activities and had incurred substantial operating losses. The resulting operating losses raised substantial doubt about its ability to continue as a going concern as of the date of issuance of the 2016 consolidated financial statements. The 2016 consolidated financial statements did not include any adjustments that might result from the outcome of these uncertainties.

Brightman Almagor Zohar & Co.
Certified Public Accountants
Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 30, 2018

NOVUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2017	2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$17,233	$1,103
Restricted cash	70	14
Prepaid expenses and other current assets	1,697	33
Total current assets	19,000	1,150
Property and equipment, net	25	31
Goodwill	1,867	—
Other assets	—	15
Total assets	$20,892	$1,196
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$418	$338
Accrued severance	668	—
Accrued expenses and other liabilities	354	113
Convertible notes	—	3,447
Total liabilities	1,440	3,898
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at December 31, 2017; $0.001 par value, 44,140,630 shares authorized and 19,533,331 shares issued and outstanding at December 31, 2016 (1)	—	19
Common stock, $0.001 par value, 200,000,000 shares authorized and 7,110,414 shares issued and outstanding at December 31, 2017; $0.001 par value, 31,476,614 shares authorized and 394,306 shares issued and outstanding at December 31, 2016 (2)	7	—
Additional paid-in capital	46,951	11,378
Receipts on account of preferred stock	—	291
Accumulated deficit	(27,506)	(14,390)
Total stockholders’ equity (deficit)	19,452	(2,702)
Total liabilities and stockholders’ equity (deficit)	$20,892	$1,196

(1)	Number of shares as of December 31, 2016, has been retroactively adjusted to reflect the effect of the exchange ratio of the Reverse Merger consummated on May 9, 2017.
(2)	Number of shares has been retroactively adjusted to reflect the effect of the exchange ratio of the Reverse Merger consummated on May 9, 2017, and the reverse stock-split effected on May 11, 2017.

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Operating expenses
Research and development	$2,022	$3,191
General and administrative	11,099	1,937
Total operating expenses	13,121	5,128
Loss from operations	(13,121)	(5,128)
Other income (expense), net	5	(527)
Net loss and other comprehensive loss	$(13,116)	$(5,655)
Net loss per share, basic and diluted (Note 2)	$(2.30)	$(2.46)
Weighted-average common shares outstanding, basic and diluted	4,677,610	382,747

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Stockholders' Equity (Deficit)
	Common Stock (1)		Preferred Stock (2)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receipts on Account of Preferred Stock	Accumulated Deficit	Total
Balance as of December 31, 2015	373,259	$—	19,533,331	$19	$11,207	$291	$(8,735)	$2,782
Exercise of options	21,047	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	171	—	—	171
Net loss and other comprehensive loss	—	—	—	—	—	—	(5,655)	(5,655)
Balance as of December 31, 2016	394,306	—	19,533,331	19	11,378	291	(14,390)	(2,702)
Issuance of preferred stock for exercise of warrants	—	—	7,941,493	8	3,111	—	—	3,119
Issuance of common stock for cashless exercise of warrants	152,580	—	—	—	—	—	—	—
Conversion of convertible note and accrued interest to common stock	323,261	1	—	—	3,446	—	—	3,447
Receipt on account of contingently convertible stock	104,788	—	—	—	291	(291)	—	—
Conversion of preferred stock and accrued dividends to common stock	3,052,758	3	(27,474,824)	(27)	24	—	—	—
Issuance of common stock in connection with Reverse Merger	2,515,739	3	—	—	23,372	—	—	23,375
Issuance of common stock for cash	400,400	—	—	—	4,000	—	—	4,000
Issuance of common stock at-the-market, net of issuance costs of $24	167,356	—	—	—	750	—	—	750
Cancellation of fractional common stock	(774)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	579	—	—	579
Net loss and other comprehensive loss	—	—	—	—	—	—	(13,116)	(13,116)
Balance as of December 31, 2017	7,110,414	$7	—	$—	$46,951	$—	$(27,506)	$19,452

(1)	Number of shares has been retroactively adjusted to reflect the effect of the exchange ratio of the Reverse Merger consummated on May 9, 2017, and the reverse stock-split effected on May 11, 2017.
(2)	Number of shares has been retroactively adjusted to reflect the effect of the exchange ratio of the Reverse Merger consummated on May 9, 2017.

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Operating activities
Net loss	$(13,116)	$(5,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	35
Stock-based compensation	579	171
Loss on disposal of equipment	49	9
Fair value of debt in excess of proceeds	—	517
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(517)	65
Accounts payable and accrued expenses	(1,958)	(65)
Net cash used in operating activities	(14,941)	(4,923)
Investing activities
Cash received from merger transaction	23,250	—
Proceeds from sale of equipment	8	10
Purchase of property and equipment	—	(9)
Net cash provided by investing activities	23,258	1
Financing activities
Proceeds from issuance of common stock, net	4,750	—
Proceeds from exercise of warrants	3,119	—
Proceeds from convertible note	—	2,930
Net cash provided by financing activities	7,869	2,930
Net increase (decrease) in cash, cash equivalents and restricted cash	16,186	(1,992)
Cash, cash equivalents and restricted cash at beginning of period	1,117	3,109
Cash, cash equivalents and restricted cash at end of period	$17,303	$1,117
Supplemental disclosure of cash flow information
Noncash activities:
Conversion of promissory note and interest to common stock	$3,447	$—
Conversion of contingently issuable shares to common stock	$291	$—
Issuance of common stock in merger	$23,375	$—
Conversion of preferred shares to common stock	$27	$—
Fair value of assets acquired and liabilities assumed in the merger:
Fair value of assets acquired, excluding cash and restricted cash	$3,072	$—
Fair value of liabilities assumed	(2,947)	—
Fair value of net assets acquired in the merger	$125	$—

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Novus Therapeutics is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (ENT). Unless otherwise indicated, references to the terms the “combined company”, “Novus”, the “Company”, refer to Otic Pharma, Ltd. prior to the consummation of the Reverse Merger, and Novus Therapeutics, Inc., upon the consummation of the Reverse Merger described herein. The term “Tokai” refers to Tokai Pharmaceuticals, Inc., and its subsidiaries prior to the Reverse Merger.

Reverse Merger

On December 21, 2016, Tokai, a Delaware corporation, Otic, and the stockholders of Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”) (each a “Seller” and collectively, the “Sellers”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which, among other things, each Seller agreed to sell to Tokai, and Tokai agreed to purchase from each Seller, all of the common and preferred shares of Otic (“Otic Shares”) owned by such Seller in exchange for the issuance of a certain number of shares of common stock of Tokai, as determined pursuant to the terms of the Share Purchase Agreement (the “Reverse Merger”). The parties amended and restated the Share Purchase Agreement on March 2, 2017.

On May 9, 2017, Tokai, Otic, and the Sellers closed the transaction contemplated by the Share Purchase Agreement, and subsequently effected a reverse stock-split of common stock at a ratio of one-for-nine (see Reverse Stock-Split below). On a post-split basis, Tokai issued to the Sellers an aggregate of 4,027,693 shares of Tokai’s common stock in exchange for 840,115 Otic Shares. Following the completion of the Reverse Merger, the business being conducted by Tokai became primarily the business conducted by Otic. In connection with the Reverse Merger, the name of the surviving corporation was changed to “Novus Therapeutics, Inc.”

Private Placement

On January 31, 2017, Novus entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Purchasers agreed to purchase approximately $4.0 million of the Company’s common stock through the purchase of 400,400 shares of the Company’s common stock at a price of $9.99 per share (the “Private Placement”). The Private Placement closed on May 10, 2017. After giving effect to the issuance of the shares in the Private Placement, the stockholders of Otic owned approximately 64% of the Company’s common stock.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Novus, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Otic. Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc. The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period.

All significant intercompany accounts and transactions among the entities have been eliminated from the consolidated financial statements.

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $13.1 million for the year ended December 31, 2017. As of December 31, 2017, the Company had cash, cash equivalents, and restricted cash of $17.3 million, working capital of $17.6 million and an accumulated deficit of $27.5 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. Sufficient additional funding may not be available or be available on acceptable terms. If so, the Company may need to delay, reduce the scope of, or put on hold research and development activities while the Company seeks strategic alternatives.

The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

At the time of issuance of Otic’s 2016 financial statements, the Company concluded that there was substantial doubt regarding the Company’s ability to continue as a going concern. The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern and the Company has sufficient cash resources to continue for a period of at least twelve months from the date of issuance of the consolidated financial statements for the year ended December 31, 2017.

Reverse Stock-Split

On May 11, 2017, Novus effected a reverse stock-split of its issued and outstanding common stock and options for common stock at a ratio of one-for-nine. The Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting such reverse stock-split. The accompanying consolidated financial statements and notes give retroactive effect to the reverse stock-split for all periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of the convertible debt instrument, stock-based compensation, accruals for liabilities, carrying value of goodwill, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximate their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had cash equivalents of $0 and $531,000 at December 31, 2017 and 2016, respectively.

Restricted Cash

Restricted cash represents cash required to be set aside as security for lease payments or to maintain a letter of credit for the benefit of the landlord for the Company’s offices.

Concentration of Credit Risk and Other Risks and Uncertainties

As of December 31, 2017 and 2016, all of the Company’s long-lived assets were located in the United States.

Financial instruments that are subject to concentration of credit risk consist primarily of cash equivalents. The Company’s policy is to invest cash in institutional money market funds to limit the amount of credit exposure. At times, the Company maintains cash equivalents in short‑term money market funds and it has not experienced any losses on its cash equivalents.

The Company’s products will require approval from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory agencies before commercial sales can commence. There can be no assurance that its products will receive any of these required approvals. The denial or delay of such approvals may impact the Company’s business in the future.

The Company is subject to risks common to companies in the pharmaceutical industry, including, but not limited to, new technological innovations, clinical development risk, establishment of appropriate commercial partnerships, protection of proprietary technology, compliance with government and environmental regulations, uncertainty of market acceptance of products, product liability, the volatility of its stock price and the need to obtain additional financing.

Business Combinations

Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development and liabilities assumed. Additionally, the Company must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. The Company accounted for the merger with Tokai as a business combination under the acquisition method of accounting. Consideration paid to acquire Tokai was measured at fair value and included the exchange of Tokai’s common stock and preferred stock. The allocation of the purchase price resulted in recognition of an intangible asset related to goodwill. The operating activity for Tokai, the acquiree for accounting purposes, was immediately integrated with Otic post‑merger, therefore it is not practical to segregate results of operations related specifically to Tokai since the date of acquisition.

As a result of the Reverse Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the Company.

Reportable Segments

Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer and the Company has determined that it operates in one business segment, which is the development of products for disorders of the ear, nose, and throat.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment during the last fiscal quarter of the year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Additions, major renewals and improvements are capitalized and repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized over the remaining life of the initial lease term or the estimated useful lives of the assets, whichever is shorter.

The carrying value of long-lived assets, including intangible assets, is evaluated whenever events or changes in business circumstances or the Company’s planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, undiscounted future operating cash flows of long-lived assets are compared to their respective carrying value. If the carrying value is greater than the undiscounted future operating cash flows of long-lived assets, the long-lived assets are written down to their respective fair values and an impairment loss is recorded. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. No impairments of tangible assets have been identified during the years presented.

Research and Development Expenses

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services and non-cash stock-based compensation. Research and development costs are expensed as incurred. Amounts due under contracts with third parties may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables. Non-refundable advance payments under agreements are capitalized and expensed as the related goods are delivered or services are performed.

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2017.

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

	Year Ended December 31,
	2017	2016
	(In thousands, except share and per share data)
Net loss available to stockholders of the company	$(13,116)	$(5,655)
Interest accumulated on preferred shares and on preferred shares contingently issuable for little or no cash	(328)	(917)
Net loss attributable to stockholders of preferred shares and to stockholders of preferred shares contingently issuable for little or no cash	2,666	5,631
Net loss used in the calculation of basic and diluted loss per share	$(10,778)	$(941)
Net loss per share, basic and diluted	$(2.30)	$(2.46)
Weighted-average number of common shares	4,677,610	382,747

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the year ended December 31, 2017, common share equivalents of 400,735 shares were anti-dilutive. For the year ended December 31, 2016, common share equivalents of 8,153,389 shares were anti-dilutive.

Stock-based Compensation

For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value. The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate share based compensation.

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

For the year ended December 31, 2017, no excess tax benefits for tax deductions related to stock-based awards were recognized in the accompanying consolidated statements of operations and other comprehensive income as no stock options were exercised.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 9. Income Taxes in the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU No. 2016-01 will be effective for the Company beginning in its first quarter of 2018. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company will adopt the standard effective in the first quarter of 2019 and is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU No. 2016-13 will be effective for the Company beginning in its first quarter of 2020 and early adoption is permitted. The adoption of ASU No. 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU No. 2016-16 will be effective for the Company beginning in its first quarter of 2018. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (Topic 805), which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. ASU No. 2017-01 will be effective for the Company beginning in its first quarter of 2018. The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718 Compensation – Stock Compensation. ASU No. 2017-09 will be effective for the Company beginning in its first quarter of 2018. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passing of H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”) and requires certain disclosures about stranded tax effects. The amendments in ASU No. 2018-02 are effective beginning in 2019, with early adoption permitted, and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. Federal corporate tax rate in the Act is recognized. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the Company beginning January 1, 2017, and did not have a material impact in the accompanying financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statements of Cash Flows (Topic 230): Classification and Presentation of Restricted Cash in the Statements of Cash Flows, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company adopted the provisions of this guidance using the retrospective approach in the first quarter of 2017. The adoption did not have a material impact on its consolidated financial statements; however, prior period restricted cash was added to beginning and ending cash and cash equivalents in the consolidated statement of cash flows to confirm to the current presentation.

A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows, is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Cash and cash equivalents	$17,233	$1,103
Restricted cash, as part of current assets	70	14
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$17,303	$1,117

Amounts included in restricted cash as part of current assets represented those required to be set aside as security for lease payments for Otic’s Israel facility as of December 31, 2016. Restricted cash as part of current assets on the consolidated balance sheet as of December 31, 2017, represents amounts set aside to maintain a letter of credit for the benefit of the landlord of Tokai’s Boston office. Although the Boston office lease was terminated in November 2017, the process to release the restricted cash was not completed as of December 31, 2017. On March 12, 2018, the restricted cash was released and transferred into general funds.

Note 3. Reverse Merger

The Company completed the Reverse Merger with Tokai as discussed in Note 1. Based on the terms of the Reverse Merger, the Company concluded that the transaction is a business combination pursuant to ASC 805 Business Combinations, Otic was deemed the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with GAAP. Under the acquisition method of accounting, the total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of Tokai based on their estimated fair values as of the Reverse Merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

On May 9, 2017, Tokai issued 4,027,693 shares of its common stock to the stockholders of Otic and the holders of warrants and options of Otic upon the exercise of such options and warrants in exchange for 840,115 Otic Shares. All warrants were exercised as of the merger date and after consummation of the Reverse Merger, Otic stockholders owned a majority of the fully diluted common stock of Novus Therapeutics, Inc.

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

Allocation of Purchase Consideration

The allocation of the estimated purchase price to the acquired assets and liabilities assumed of Tokai, based on their estimated fair values as of May 9, 2017, the close of the transaction, was as follows (in thousands):

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

The Company believes that the historical values of Tokai’s current assets and current liabilities approximated fair value based on the short-term nature of such items.

Goodwill, which relates principally to intangible assets that do not qualify for separate recognition under GAAP, was calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not expected to be deductible for tax purposes.

Pro Forma Results in Connection with Reverse Merger

The operating activity for Tokai, the acquiree for accounting purposes, was immediately integrated with Otic post‑merger, therefore it is not practical to segregate results of operations related specifically to Tokai since the date of acquisition.

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Tokai, on a pro forma basis, as if the Reverse Merger had occurred at the beginning of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016
Operating expenses
Research and development	$2,481	$28,215
General and administrative	9,356	14,361
Total operating expenses	11,837	42,576
Loss from operations	(11,837)	(42,576)
Other income, net	45	154
Net loss and other comprehensive loss	$(11,792)	$(42,422)
Net loss per share, basic and diluted	$(2.52)	$(5.89)
Weighted-average shares outstanding, basic and diluted	4,677,610	7,208,003

The above unaudited pro forma information was determined based on historical GAAP results of Otic and Tokai. The unaudited pro forma combined results are not necessarily indicative of what the Company’s combined results of operations would have been if the acquisition was completed at the beginning of the periods presented. The unaudited pro forma combined net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

•

Elimination of transaction costs of $7.2 million and $700,000 incurred during the years ended December 31, 2017 and December 31, 2016, respectively. These amounts have been eliminated on a pro forma basis as they are not expected to have a continuing effect on the operating results of the combined company.

•	Elimination of a fair value adjustment of $517,000 related to the convertible note issued on July 11, 2016.
•	An increase in the weighted-average shares outstanding for the period after giving effect to the issuance of Tokai common stock in connection with the Reverse Merger and Private Placement.

Note 4. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. At December 31, 2017, the Company had no financial instruments. At December 31, 2016, the Company’s financial instruments included cash equivalents and short-term convertible note. The carrying amount of cash equivalents and short-term convertible note approximate fair value due to the short-term maturities of these instruments. The convertible notes had a term of 12 months.

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis at December 31, 2017.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$531	$—	$—	$531
Total assets at fair value	$531	$—	$—	$531

Liabilities
Convertible notes	$—	$3,447	$—	$3,447
Total liabilities at fair value	$—	$3,447	$—	$3,447

Note 5. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Prepaid insurance	$1,518	$—
Prepaid other	161	—
Other current assets	18	33
Total prepaid expenses and other current assets	$1,697	$33

Accrued expenses and other liabilities consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Accrued clinical	$85	$—
Accrued compensation and related expenses	—	51
Accrued professional services	158	—
Accrued vacation	111	50
Accrued other	—	12
Total accrued expenses and other liabilities	$354	$113

Note 6. Goodwill

The changes in the carrying amount of goodwill consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of January 1, 2016	$—	$—	$—
Additions	—	—	—
Balance as of December 31, 2016	—	—	—
Additions (1)	1,867	—	1,867
Balance as of December 31, 2017	$1,867	$—	$1,867

(1)	Relates to the Reverse Merger (See Note 3. Reverse Merger).

Note 7. Convertible Note

On July 11, 2016, OrbiMed Israel Partners Limited Partnership and Peregrine Management II Ltd. provided Otic with a convertible bridge financing (the “Bridge Financing”) in the aggregate amount of $2.9 million (the “Bridge Financing Amount”), pursuant to a Bridge Financing Agreement (the “Bridge Financing Agreement”). Under the terms of the Bridge Financing Agreement, other than upon occurrence of an Event of Default (as defined in the Bridge Financing Agreement), Otic was not required to repay the Bridge Financing Amount or any portion in cash. The Bridge Financing Agreement further provided that upon a Deemed Liquidation (as defined in Otic’s Articles of Association), the Bridge Financing Amount is convertible into Preferred C Shares of Otic at a price per share representing 85% of the Preferred C Shares’ original issue price. Upon closing of the Reverse Merger, pursuant to the terms of the Bridge Financing Agreement, the Bridge Financing amount converted into 323,261 shares of common stock.

The Company concluded the value of the Bridge Financing is predominantly based on a fixed monetary amount known at the date of issuance as represented by the 15% discount on the Company’s shares to be sold upon a Deemed Liquidation event. Accordingly, the Bridge Financing was classified as debt and was remeasured at its fair value of $3.4 million as of December 31, 2016, pursuant to the provisions of ASC 480-10, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity.” As of December 31, 2017, the Company has no convertible note.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $1.0 million and $188,000 for the year ended December 31, 2017 and 2016, respectively.

In February 2015, Tokai entered into a sublease for 15,981 square feet of office space in Boston, Massachusetts. The term of the sublease commenced on April 1, 2015 and expired on December 31, 2016 and subsequently extended through July 31, 2018. In November 2017, the Company terminated the lease early and paid an additional $455,000 in advance rent in conjunction with the lease termination.

In September 2015, Otic entered into a three-year operating lease for 5,197 square feet of office space in Irvine, California. The lease has an expiration date of August 31, 2018.

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

2018	$112
Total minimum lease payments	$112

Restricted Cash and Letter of Credit

The Company was required to maintain a letter of credit totaling $70,000 for the benefit of the landlord of Tokai’s Boston office. The landlord can draw against the letter of credit in the event of default by the Company. The Company held $70,000, which is in restricted cash as part of current assets on the consolidated balance sheet as of December 31, 2017. Although the Boston office lease was terminated in November 2017, the process to release the restricted cash was not completed as of December 31, 2017. On March 12, 2018, the restricted cash was released and transferred into general funds.

As of December 31, 2016, the Company maintained a $14,000 restricted cash balance that was used as security for lease payments for Otic’s Israel facility and was invested in highly liquid deposits with original maturities of less than three months. As of March 31, 2017, the restricted cash was released and transferred into general funds.

Grants and Licenses

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. dollar and bear annual interest of LIBOR. The grants are to be repaid as royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2017; therefore, no liability was recorded for the repayment in the accompanying consolidated financial statements.

In November 2015, the Company entered into an exclusive license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. (collectively, the “Licensors”) granting it exclusive worldwide rights to develop and commercialize OP-02, a potential first-in-class treatment option for patients at risk for or with otitis media (middle ear inflammation with or without infection), which is often caused by Eustachian tube dysfunction. Under the terms of the agreement, the Company is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for otitis media in the U.S. and key European markets (France, Germany, Italy, Spain, and the United Kingdom). The Company is responsible for prosecuting, maintaining, and enforcing all intellectual property and will be the sole owner of improvements. Under the agreement with the Licensors, the Company paid license fees totaling $750,000 and issued 9,780 common shares to the Licensors, which was expensed to research and development during the year ended December,31, 2015.

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application (“IND”) to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP-02 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. There were no milestones achieved during the years ended December 31, 2017 or 2016.

The Company has a master license agreement with the University of Maryland, Baltimore (“UMB”), which was originally entered into by Tokai. Pursuant to the license agreement, UMB granted an exclusive, worldwide license, with the right to sublicense, and, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease. In addition, UMB granted the Company a first option to receive an exclusive license to UMB’s rights in certain improvements to the licensed products. The Company has exercised its option and acquired exclusive rights to licensed improvements under four amendments to the license agreement. The Company is obligated to pay UMB an annual maintenance fee of $10,000 each year until the first commercial sale of a product developed using the licensed technology. The Company is also obligated to make milestone payments of an additional $50,000 for the filing of each additional investigational new drug application filed for a licensed product, aggregate milestone payments of up to $150,000 associated with the development of a licensed product for a particular non-prostate disease indication, and a $100,000 milestone payment upon the approval by the U.S. Food and Drug Administration (“FDA”) of each new drug application (“NDA”) for a licensed product. There were no milestones achieved during the years ended December 31, 2017 or 2016.

The Company must also pay UMB a low-single digit percentage royalty on aggregate worldwide net sales of licensed products, including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after the first commercial sale of the applicable licensed product, in each case in the applicable country. The royalty obligations are subject to specified reductions in the event that additional licenses need to be obtained from third parties or in the event of specified competition from third-party products licensed by UMB. Minimum annual royalty payments to UMB are $50,000 beginning in the year following the year in which the first commercial sale occurs. The Company must also pay UMB 10% of all non-royalty sublicense income received from sublicensees. Finally, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents. As of December 31, 2017, the Company has not yet developed a commercial product using the licensed technologies, nor has it entered into any sublicense agreements for the technologies.

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

In consideration for the rights granted to the Company under the license agreement, Tokai made an upfront payment to Johns Hopkins of $75,000 following the execution of the license agreement, which was recognized as research and development expense during the year ended December 31, 2015. The Company is obligated to pay Johns Hopkins an annual minimum royalty of up to $30,000 and to make milestone payments to Johns Hopkins upon the achievement of specified technical and commercial milestones. If all such milestones were achieved, the total milestone payments owed to Johns Hopkins would equal $700,000 in the aggregate. During the year ended December 31, 2015, Tokai expensed $50,000 upon the achievement of two of these milestones. The Company has not achieved any other milestones and, therefore, no additional liabilities for such milestone payments have been recorded in the Company’s financial statements.

The Company must also pay Johns Hopkins single digit percentage royalties on aggregate worldwide net sales of licensed products (but not galeterone), including sales by sublicensees, on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last-to-expire applicable licensed patent or ten years after first commercial sale of the applicable licensed product, in each case in the applicable country. These royalty obligations are subject to specified reductions in the event that additional licenses from third parties are required. The Company must also pay Johns Hopkins 20% of all non-royalty sublicense income received from sublicensees and reimburse Johns Hopkins for patent costs. As of December 31, 2017, the Company has not yet developed a commercial product using the licensed technologies.

On October 5, 2017, the Company submitted notice of termination to all parties. The Company no longer has any obligations to UMB as of December 4, 2017, and to John Hopkins as of January 3, 2018.

Legal Matters

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company does not consider a liability probable and is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigation proceedings or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Legal Proceedings

Doshi Action

On August 1, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Tokai, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff sought to represent a class of purchasers of Tokai securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about Tokai’s clinical trials for its drug candidate, galeterone. The lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 28, 2017, this action was consolidated with Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (see below). The Company intends to vigorously defend against these claims. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore it cannot estimate the reasonably possible loss or range of loss that may result from this action.

Legal Proceedings Related to Tokai IPO

On September 22, 2014, Tokai completed the initial public offering of its common stock (the IPO”). Subsequent to the IPO, several lawsuits were filed against Tokai, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the IPO. The lawsuits allege that, in violation of the Securities Act of 1933 (“Securities Act”), Tokai’s registration statement for the IPO made false and misleading statements and omissions about Tokai’s clinical trials for galeterone (the “Securities Act claims”). Each lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. Further details on each lawsuit are set forth below. The Company intends to vigorously defend against these claims. Given the uncertainty of litigation, the preliminary stage of these cases, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore it cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”), entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2017 and 2016.

Note 9. Stock-Based Compensation

Otic had one stock compensation plan prior to the Reverse Merger, the 2012 Global Share Incentive Plan (the “2012 Plan”). Under the 2012 Plan, stock options, restricted share units and performance share awards may be granted the Company’s directors, employees and consultants. Options remain outstanding under the 2012 Plan. In connection with the Reverse Merger, all such options converted into options to purchase shares of Tokai common stock, as renamed Novus, and the applicable share amounts and exercise prices were adjusted to reflect the exchange ratio and in connection with the one‑for‑nine reverse stock-split. No additional grants shall be made from the 2012 Plan. Options granted under the 2012 Plan generally expire ten years from the date of grant.

Prior to the Reverse Merger, Tokai had two stock compensation plans, the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The 2014 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2014 Plan was 1,700,000 shares of common stock and may be increased by the number of shares under the 2007 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 1,800,000 shares of the Company’s common stock, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year or (iii) an amount determined by the Company’s board of directors. Options remain outstanding under both the 2007 and the 2014 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted in connection with the one for nine reverse stock-split. As of December 31, 2017, there were no options issued or outstanding under the 2007 plan. Options granted under the 2007 and 2014 Plans generally expire ten years from the date of grant. The Company intends for the 2014 Plan to be its primary stock compensation plan in the future.

Because Otic is considered to be the acquirer for accounting purposes, the pre-Reverse Merger vested stock options granted by Tokai under the 2007 Plan and the 2014 Plan are deemed to have been exchanged for equity awards of the Company and as such the portion of the acquisition date fair value of these equity awards attributable to pre-Reverse Merger service to Tokai were accounted for as a component of the consideration transferred.

The exchange of Otic stock options to purchase Tokai common stock, as renamed Novus, was accounted for as a modification of the awards because the legal exchange of the awards is considered a modification of Otic stock options. The modification of the stock options did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options.

Stock Option Activity

As of December 31, 2017, a total of 3,617,376 options were available for grant under the 2014 Plan.

The following table shows the stock option activity, as follows:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of January 1, 2016	63,627	$17.70
Granted	13,054	19.75
Exercised	(2,120)	0.06		$2.1
Forfeited	(8,074)	19.01
Canceled	(6,710)	19.75
Outstanding as of December 31, 2016	59,777	18.45	8.8	$4.3
Granted	595,800	5.54
Options assumed in the Reverse Merger	37,000	5.84
Exercised	—	—
Forfeited / Canceled	(10,377)	7.78
Outstanding as of December 31, 2017	682,200	$6.65	9.2	$8.6
Options vested and expected to vest as of December 31, 2017	682,200	$6.65	9.2	$8.6
Options exercisable as of December 31, 2017	143,657	$8.68	8.7	$8.6

As of December 31, 2017, the range of exercise prices was between $4.21 and $19.75 for options outstanding.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. The aggregate intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0 and $2,100, respectively.

As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested equity awards was $2.3 million, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2017 and December 31, 2016 was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016
Stock-based compensation classified as:
Research and development expense	$69	$65
General and administrative expense	510	106
Total stock-based compensation expense	$579	$171

Stock-based compensation expense for the year ended December 31, 2017 includes $80,000 of stock-based compensation expense related to a performance-based option grant which vested during 2017.

Valuation Assumptions

The Company determined the grant-date value of stock options using the Black-Scholes option pricing model. The fair value of each stock option grant was determined using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate share based compensation.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods presented, as follows:

	Year Ended December 31,
	2017	2016
Expected stock price volatility	78% - 86%	93%
Risk-free interest rate	1% - 3%	0.95%
Expected life of option (in years)	5 - 7	5 - 6
Estimated dividend yield	0%	0%

Prior to the Reverse Merger, the fair value of the shares of common stock underlying the stock options had been the responsibility of and determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock, the Board of Directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third party valuations of the Company’s common stock, sales prices of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors.

Note 10. Income Taxes

Losses before income taxes and the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Losses before income taxes:
U.S.	$(12,470)	$(2,870)
Non-U.S.	(646)	(2,785)
Total	$(13,116)	$(5,655)

The Company is subject to income taxes under the Israeli and U.S. tax laws. The Company was subject to an Israeli corporate tax rate of 25% in the year 2016, 24% in the year 2017 and will be subject to an Israeli corporate tax rate of 23% in the year 2018 and thereafter. The Company was subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35% in 2016.

On December 22, 2017, H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. The rate reduction takes effect on January 1, 2018. As a result of the Act, the Company has revalued its net deferred tax assets as of December 31, 2017 to reflect the rate reduction. Based on currently available information, the Company recorded a provisional reduction in its net deferred tax assets of $1.9 million in the fourth quarter of 2017 related to the revaluation of the net deferred tax assets as a result of the Act; however, the revaluation does not result in any additional net income tax expense as the net deferred tax assets are fully offset by the valuation allowance.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.

Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, the Company is continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, the Company has not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting its deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting.

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company maintained a full valuation allowance on its deferred tax assets as of December 31, 2017 and 2016.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016
Statutory Federal income tax rate	$(4,460)	$(1,923)
State income taxes, net of Federal tax benefits	—	—
Foreign losses	59	328
Tax credits	(2)	(58)
Change in statutory rates	1,859	—
Stock-based compensation	135	—
Permanent items	693	—
Other	43	404
Change in valuation allowance	1,673	1,249
Total provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Net operating loss carryforwards	$4,516	$2,928
Research and development tax credits	95	58
Accruals and reserves	221	360
Stock compensation	48	—
Depreciation and amortization	139	—
Other (rate change)	—	—
Total deferred tax assets	5,019	3,346
Less: Valuation allowance	(5,019)	(3,346)
Net deferred tax assets	$—	$—

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2017	2016
Gross unrecognized tax benefits at the beginning of the year	$—	$—
Additions from tax positions taken in the current year	75	—
Additions from tax positions taken in prior years	106	—
Reductions from tax positions taken in prior years	—	—
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$181	$—

The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $1.7 million.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets.

As of December 31, 2017, and December 31, 2016, the Company had federal net operating loss carryforwards of approximately $12.5 million and $3.3 million, respectively, available to reduce future taxable income. The Company also has state net operating loss carryforwards of $900,000. The Federal net operating loss carryforward begins expiring in 2035 if not utilized. The California net operating loss carryforward begin expiring in 2035 if not utilized. As of December 31, 2017, and December 31, 2016, the Company had Israeli net operating losses of $8.4 million and $7.8 million, respectively, which carryforward indefinitely.

The Company has Federal research and development tax credit carryforwards of approximately $132,000. If not utilized, the carryforwards will begin expiring in 2025. The Company has state research and development credit carryforwards or approximately $67,000 which do not expire.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in the Company’s stock ownership.

In the United States, the Company files income tax returns in the U.S. Federal jurisdiction and California. The Company’s tax years for 2015 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2017 and 2016. The Company has not recorded any interest or penalties in 2017 or 2016.

Note 11. Stockholders’ Equity

Warrants

During 2017, the following transactions represent the exercise of all outstanding warrants for the Company’s preferred stock, for total proceeds of approximately $3.1 million:

•

In March 2017, OrbiMed Israel Partners Limited Partnership, a related party, exercised a warrant to purchase 978,561 shares of Preferred B shares of the Company at $0.41 per share for an aggregate amount of approximately $400,000.

•

In May 2017, OrbiMed Israel Partners Limited Partnership, a related party, exercised warrants to purchase 6,458,628 shares of Preferred B shares of the Company at a price of $0.41 per share for an aggregate amount of approximately $2.6 million. Additionally, 51,477 shares of common stock were issued in a cashless exercise of warrants.

•

In May 2017, Peregrine Management II Ltd., a related party, exercised warrants to purchase 192,454 shares of Preferred B shares at $0.41 per share for an aggregate amount of approximately $79,000. Additionally, in a 10,299 shares of common stock were issued in a cashless exercise of warrants.

•	In May 2017, Pontifax, in a cashless exercise of its warrants, purchased 90,804 shares of the Company’s common stock.
•	In the first half of 2017, individual shareholders, in a cashless exercise, purchased 311,850 of the Company’s preferred stock.

As of December 31, 2017 and 2016, 0 and 8,094,073 warrants, respectively, were issued and outstanding.

Preferred Stock

Preferred stock is convertible into common stock at the option of their holders, and confer upon their holders all rights accruing to holders of common stock in the Company on an as-converted basis. In addition, holders of preferred stock were entitled to preference upon a liquidation event and upon distribution of dividends, plus 8% annual interest calculated on the preferred share original issue price, as further detailed in the Company’s Articles of Association. The Reverse Merger met the criteria for a liquidation event as detailed in the Company’s Articles of Association and all shares of preferred stock converted to common stock.

Receipts on Account of Preferred Stock

On June 20, 2010, Incentive II Management Ltd. (“Incentive”) provided Otic with a loan (the “Incentive Loan”) under a Convertible Loan Agreement (the “Loan Agreement”) between Otic and Incentive. As part of the closing of the Series B Preferred Shares Purchase Agreement in February 2012, Incentive, Otic and the Series B Investors agreed that the Incentive Loan provided by Incentive shall be convertible by Incentive into 104,788 Preferred A Shares (the “Incentive A Shares”), which conversion shall occur upon request by Incentive. Just prior to the Reverse Merger, the Incentive A Shares that were issuable to Incentive were deemed issued and converted into Otic common shares and the loan provided was deemed, for all intents and purposes, as repaid in full pursuant to its terms. As of December 31, 2017, no receipts on account of preferred stock remained outstanding. As the underlying shares were not issued as of December 31, 2016, the funds received in their regard are presented as receipts on account of shares on the Company’s shareholders equity statement. The Incentive A shares are included in basic earnings per share as shares contingently issuable for little or no cash.

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, up to $8.5 million in shares of its common stock. As of December 31, 2017, the Company had sold 167,356 shares of its common stock through the Equity Distribution Agreement for gross proceeds of approximately $774,000.

Note 12. Subsequent Events

On March 9, 2018, Piper Jaffray sold the remaining shares of the Company’s common stock under the Equity Distribution Agreement. Subsequent to December 31, 2017, 2,296,610 shares of the Company’s common stock were sold by Piper Jaffray, resulting in total gross proceeds of approximately $7.7 million. No further sales will be made pursuant to the Equity Distribution Agreement.