Form 10-Q
period 2018-03-31
Novus Therapeutics, Inc.
filed 2018-05-11
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, there were 9,407,024 shares of the Registrant’s common stock outstanding.

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

FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$22,523	$17,233
Restricted cash	—	70
Prepaid expenses and other current assets	1,505	1,697
Total current assets	24,028	19,000
Property and equipment, net	22	25
Goodwill	1,867	1,867
Total assets	$25,917	$20,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449	$418
Accrued severance	428	668
Accrued expenses and other liabilities	742	354
Total liabilities	1,619	1,440
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 9,407,024 and 7,110,414 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	9	7
Additional paid-in capital	54,601	46,951
Accumulated deficit	(30,312)	(27,506)
Total stockholders’ equity	24,298	19,452
Total liabilities and stockholders’ equity	$25,917	$20,892

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$1,097	$479
General and administrative	1,698	906
Total operating expenses	2,795	1,385
Loss from operations	(2,795)	(1,385)
Other income (expense), net	(11)	11
Net loss and other comprehensive loss	$(2,806)	$(1,374)
Net loss per share, basic and diluted (Note 2)	$(0.36)	$(0.59)
Weighted-average common shares outstanding, basic and diluted	7,749,263	413,635

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(2,806)	$(1,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	4
Stock-based compensation	161	106
Changes in operating assets and liabilities:
Prepaid expenses and other assets	192	7
Accounts payable and accrued expenses	179	375
Net cash used in operating activities	(2,271)	(882)
Investing activities
Net cash provided by (used in) investing activities	—	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs	7,491	—
Proceeds from exercise of warrants	—	400
Net cash provided by financing activities	7,491	400
Net increase (decrease) in cash and restricted cash	5,220	(482)
Cash and restricted cash at beginning of period	17,303	1,117
Cash and restricted cash at end of period	$22,523	$635

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Novus Therapeutics, Inc. is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (“ENT”). Unless otherwise indicated, references to the terms the “combined company”, “Novus”, the “Company”, refer to Otic Pharma, Ltd. prior to the consummation of the Reverse Merger, and Novus Therapeutics, Inc., upon the consummation of the Reverse Merger described herein. The term “Tokai” refers to Tokai Pharmaceuticals, Inc., and its subsidiaries prior to the Reverse Merger.

Reverse Merger

On December 21, 2016, Tokai, a Delaware corporation, Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”), and the stockholders of Otic (each a “Seller” and collectively, the “Sellers”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which, among other things, each Seller agreed to sell to Tokai, and Tokai agreed to purchase from each Seller, all of the common and preferred shares of Otic (“Otic Shares”) owned by such Seller in exchange for the issuance of a certain number of shares of common stock of Tokai, as determined pursuant to the terms of the Share Purchase Agreement (the “Reverse Merger”). The parties amended and restated the Share Purchase Agreement on March 2, 2017.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 10 of Regulation S-X requirements as set forth by the Securities and Exchange Commission (“SEC”) for interim financial information and reflect all adjustments and disclosures, which are, in the opinion of management, of a normal and recurring nature, and considered necessary for a fair presentation of the financial information contained herein. Pursuant to these rules and regulations, the unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of operations and other comprehensive loss, financial position, and cash flows in conformity with GAAP.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2018. The results of operations and other comprehensive loss for the three months ended March 31, 2018 are not necessarily indicative of results expected for the full fiscal year or any other future period.

There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2018, except as described below.

Principles of Consolidation

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

All significant intercompany accounts and transactions among the entities have been eliminated from the condensed consolidated financial statements.

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $2.8 million for the three months ended March 31, 2018. As of March 31, 2018, the Company had cash of $22.5 million, working capital of $22.4 million and an accumulated deficit of $30.3 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. Sufficient additional funding may not be available or be available on acceptable terms. If so, the Company may need to delay, reduce the scope of, or put on hold research and development activities while the Company seeks strategic alternatives.

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

The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern and the Company has sufficient cash resources to continue for a period of at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to stock-based compensation, accruals for liabilities, carrying value of goodwill, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents at March 31, 2018 and December 31, 2017.

Restricted Cash

Restricted cash represents cash required to be set aside as security for lease payments or to maintain a letter of credit for the benefit of the landlord for the Company’s offices. The Company had restricted cash of $0 and $70,000 at March 31, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

As of March 31, 2018 and December 31, 2017, all of the Company’s long-lived assets were located in the United States.

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

Reportable Segments

Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer and the Company has determined that it operates in one business segment, which is developing products for disorders of the ear, nose, and throat.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the assets acquired and liabilities assumed under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment during the last fiscal quarter of the year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. The Company determined there were no impairment indicators as of December 31, 2017 and March 31, 2018.

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

The carrying value of long-lived assets, including intangible assets, is evaluated whenever events or changes in business circumstances or the Company’s planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, undiscounted future operating cash flows of long-lived assets are compared to their respective carrying value. If the carrying value is greater than the undiscounted future operating cash flows of long-lived assets, the long-lived assets are written down to their respective fair values and an impairment loss is recorded. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. No impairments of tangible assets have been identified during the periods presented.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through March 31, 2018.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Net loss available to stockholders of the company	$(2,806)	$(1,374)
Interest accumulated on preferred shares and on preferred shares contingently issuable for little or no cash	—	(229)
Net loss attributable to stockholders of preferred shares and to stockholders of preferred shares contingently issuable for little or no cash	—	1,357
Net loss used in the calculation of basic and diluted loss per share	$(2,806)	$(246)
Net loss per share, basic and diluted	$(0.36)	$(0.59)
Weighted-average number of common shares	7,749,263	413,635

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended March 31, 2018, common share equivalents of 816,766 shares were anti-dilutive. For the three months ended March 31, 2017, common share equivalents of 58,039 shares were anti-dilutive.

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

For the three months ended March 31, 2018, no excess tax benefits for tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations and other comprehensive loss as no stock options were exercised.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 7. Income Taxes in the notes to the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and corresponding lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company will adopt the standard effective in the first quarter of 2019 and is currently assessing the impact of adopting this guidance on its condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact and timing of adopting this guidance on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passing of H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”) and requires certain disclosures about stranded tax effects. The amendments in ASU No. 2018-02 are effective beginning in 2019, with early adoption permitted, and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate tax rate in the Act is recognized. The Company is currently assessing the impact and timing of adopting this guidance on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU No. 2016-01 was adopted by the Company in its first quarter of 2018 and did not have a material impact on its condensed consolidated financial statements as the Company does not currently hold any equity investments.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the Company beginning January 1, 2017 and did not have a material impact on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU No. 2016-16 was adopted by the Company in its first quarter of 2018 and did not have a material impact on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statements of Cash Flows (Topic 230): Classification and Presentation of Restricted Cash in the Statements of Cash Flows, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company adopted the provisions of this guidance using the retrospective approach in the first quarter of 2017. The adoption did not have a material impact on the condensed consolidated financial statements; however, prior period restricted cash was added to beginning and ending cash in the condensed consolidated statement of cash flows to conform to the current presentation.

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Cash	$22,523	$17,233
Restricted cash, as part of current assets	—	70
Total cash and restricted cash shown in the condensed consolidated statements of cash flows	$22,523	$17,303

Restricted cash as part of current assets on the condensed consolidated balance sheet as of December 31, 2017, represents amounts set aside to maintain a letter of credit for the benefit of the landlord of Tokai’s Boston office. Although the Boston office lease was terminated in November 2017, the process to release the restricted cash was not completed as of December 31, 2017. On March 12, 2018, the restricted cash was released and transferred into general funds.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (Topic 805), which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. ASU No. 2017-01 was adopted by the Company in its first quarter of 2018 and will be applied prospectively. The impact of this guidance will be determined by the terms of any future acquisitions.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) Topic 718 Compensation – Stock Compensation. ASU No. 2017-09 was adopted by the Company in its first quarter of 2018 and did not have a material impact on its condensed consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amended various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Act, which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its condensed consolidated financial statements and related disclosures beginning the first quarter of 2018. For additional information on SAB 118 and the impacts of the Act on the Company’s condensed consolidated financial statements and related disclosures, see Note 7. Income Taxes in the notes to the condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Reverse Merger

The Company completed the Reverse Merger with Tokai as discussed in Note 1. Based on the terms of the Reverse Merger, the Company concluded that the transaction is a business combination pursuant to ASC Topic 805 Business Combinations, Otic was deemed the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with GAAP. Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of Tokai based on their estimated fair values as of the Reverse Merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

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

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Tokai, on a pro forma basis, as if the Reverse Merger had occurred at the beginning of the period presented (in thousands):

Three Months Ended March 31,
2017
Operating expenses
Research and development	$785
General and administrative	2,882
Total operating expenses	3,667
Loss from operations	(3,667)
Other income, net	37
Net loss and other comprehensive loss	$(3,630)
Net loss per share, basic and diluted	$(0.54)
Weighted-average shares outstanding, basic and diluted	6,686,141

The above unaudited pro forma information was determined based on historical GAAP results of Otic and Tokai. The unaudited pro forma combined results are not necessarily indicative of what the Company’s combined results of operations would have been if the acquisition was completed at the beginning of the periods presented. The unaudited pro forma combined net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

•

Elimination of transaction costs of $1.6 million incurred during the three months ended March 31, 2017. This amount has been eliminated on a pro forma basis as it is not expected to have a continuing effect on the operating results of the combined company.

•	An increase in the weighted-average shares outstanding for the period after giving effect to the issuance of Tokai common stock in connection with the Reverse Merger and Private Placement.

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid insurance	$1,370	$1,518
Prepaid other	118	161
Other current assets	17	18
Total prepaid expenses and other current assets	$1,505	$1,697

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Accrued clinical	$105	$85
Accrued compensation and related expenses	39	—
Accrued professional services	372	158
Accrued vacation	138	111
Accrued other	88	—
Total accrued expenses and other liabilities	$742	$354

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and other comprehensive loss was $42,000 and $41,000 for the three months ended March 31, 2018 and 2017, respectively.

In February 2015, Tokai entered into a sublease for 15,981 square feet of office space in Boston, Massachusetts. The term of the sublease commenced on April 1, 2015 and expired on December 31, 2016 and was subsequently extended through July 31, 2018. In November 2017, the Company terminated the lease early and paid an additional $455,000 in advance rent in conjunction with the lease termination.

In September 2015, Otic entered into a three-year operating lease for 5,197 square feet of office space in Irvine, California. The lease had an expiration date of August 31, 2018; however, the Company extended the term of the lease through September 30, 2021 by amending the office lease in April 2018.

Future payments under noncancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

2018 (remainder of)	$130
2019	187
2020	195
2021	152
Total minimum lease payments	$664

Restricted Cash and Letter of Credit

The Company was required to maintain a letter of credit totaling $70,000 for the benefit of the landlord of Tokai’s Boston office. The landlord could draw against the letter of credit in the event of default by the Company. The Company held $70,000 in restricted cash as part of current assets on the condensed consolidated balance sheet as of December 31, 2017. Although the Boston office lease was terminated in November 2017, the process to release the restricted cash was not completed as of December 31, 2017. On March 12, 2018, the restricted cash was released and transferred into general funds.

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of March 31, 2018; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

Otodyne License Agreement

In November 2015, the Company entered into an exclusive license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. (collectively, the “Licensors”) granting it exclusive worldwide rights to develop and commercialize OP-02, a potential first-in-class treatment option for patients at risk for or with otitis media (middle ear inflammation with or without infection), which is often caused by Eustachian tube dysfunction. Under the terms of the agreement, the Company is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for otitis media in the U.S. and key European markets (France, Germany, Italy, Spain, and the United Kingdom). The Company is responsible for prosecuting, maintaining, and enforcing all intellectual property and will be the sole owner of improvements. Under the agreement with the Licensors, the Company paid license fees totaling $750,000 and issued 9,780 common shares to the Licensors, which was expensed to research and development during the year ended December 31, 2015.

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application (“IND”) to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP-02 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. There were no milestones achieved during the three months ended March 31, 2018 or the year ended December 31, 2017.

Terminated License Agreements

In October 2013, the Company (through Tokai) entered into a master license agreement with the University of Maryland, Baltimore (“UMB”), pursuant to which, UMB granted the Company an exclusive, worldwide license, with the right to sublicense, and, under certain patents and patent applications to make, have made, use, sell, offer to sell and import certain anti-androgen steroids, including galeterone, for the prevention, diagnosis, treatment or control of any human or animal disease.

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

On October 5, 2017, the Company submitted notice of termination to UMB and John Hopkins. The Company no longer has any obligations to UMB as of December 4, 2017, and to John Hopkins as of January 3, 2018.

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

Legal Proceedings

Doshi Action

On August 1, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Tokai, Jodie P. Morrison, and Lee H. Kalowski, entitled Doshi v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-06106 (“Doshi Action”). The plaintiff sought to represent a class of purchasers of Tokai securities between June 24, 2015, and July 25, 2016, and alleges that, in violation of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, defendants made false and misleading statements and omissions about Tokai’s clinical trials for its drug candidate, galeterone. The lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. On October 3, 2016, the case was transferred to the U.S. District

Court for the District of Massachusetts. On September 28, 2017, this action was consolidated with Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (see below). On April 26, 2018, the Court found that the Doshi Action could not proceed as a putative class action because it lacked a lead plaintiff. On May 1, 2018, the plaintiff dismissed the Doshi Action without prejudice.

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

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit. On May 2, 2018, Plaintiff Jackie888 filed a motion to lift the stay of the lawsuit.

•

Garbowski Action. On September 29, 2016, two purported stockholders of Tokai filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, entitled Garbowski, et al. v. Tokai Pharmaceuticals, Inc., et al., No. 1:16-cv-11963 (“Garbowski Action”). In addition to the Securities Act claims, this lawsuit also alleges that the defendants made false and misleading statements and omissions about Tokai’s clinical trials for galeterone, in violation of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO as well as a class of purchasers of Tokai common stock between September 17, 2014, and July 25, 2016. On September 28, 2017, this action was consolidated with the Doshi Action. On April 26, 2018, the Court found that the Garbowski Action could not proceed as a putative class action because it lacked a lead plaintiff. On May 9, 2018, the plaintiffs dismissed the Garbowski Action without prejudice.

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”), entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion. On March 27, 2018 the Wu Action was remanded to the Massachusetts State Court. On May 3, 2018, plaintiff filed an amended class action complaint.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. The case was assigned to the same judge presiding over the Garbowski Action.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2018.

Note 7. Income Taxes

The Company is subject to income taxes under the Israeli and U.S. tax laws. The Company was subject to an Israeli corporate tax rate of 24% in the year 2017 and will be subject to an Israeli corporate tax rate of 23% in the year 2018 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 35% in 2017 and will be subject to a blended U.S. tax rate of 21% in 2018.

On December 22, 2017, H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Act included numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. The rate reduction was effective beginning January 1, 2018. As a result of the Act, the Company has revalued its net deferred tax assets as of December 31, 2017 to reflect the rate reduction.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC Topic 740 Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.

Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, the Company is continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, the Company has not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting its deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes. There were no changes to provisional amounts during the first quarter remeasurement period.

Note 8. Stockholders’ Equity

Warrants

In March 2017, OrbiMed Israel Partners Limited Partnership, a related party, exercised a warrant to purchase 978,561 shares of Preferred B shares of the Company at $0.41 per share for an aggregate amount of approximately $400,000. As of March 31, 2018, the Company had no warrants outstanding.

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, up to $8.5 million in shares of its common stock. From October 2, 2017 through March 9, 2018, the Company had sold 2,463,966 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement for gross proceeds of approximately $8.5 million. During the three months ended March 31, 2018, the Company received approximately $7.5 million in proceeds, net of $232,000 in offering costs.

No further sales will be made pursuant to the Equity Distribution Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Otic Pharma” refers to Novus Therapeutics, Inc., prior to the consummation of the Reverse Merger. Unless otherwise indicated, references to the terms the “combined company”, “Novus”, the “Company”, “we”, “our” and “us” refer to Otic Pharma, prior to the consummation of the Reverse Merger and Novus Therapeutics, Inc., upon the consummation of the Reverse Merger described herein. The term “Tokai” refers to Tokai Pharmaceuticals, Inc. prior to the Reverse Merger.

ABOUT NOVUS THERAPEUTICS

Novus Therapeutics, Inc. (“Novus”) is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (“ENT”). Novus has two technologies, each that has the potential to be developed for multiple ENT indications. The company’s lead product (OP-02) is a surfactant-based, combination drug product being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (“OM” or middle ear inflammation with or without infection). Globally, OM affects more than 700 million adults and children every year. OM is a common disorder seen in pediatric practice, and in the United States is the most frequent reason children are prescribed antibiotics and undergo surgery. Novus also has a foam-based drug delivery technology (OP-01), which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

OP-02 Surfactant Program

OP‑02 is being developed as a potential first-in-class treatment option for OM, which is often caused by Eustachian tube dysfunction (“ETD”). OP‑02 is a drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine (“DPPC”)) and a spreading agent (cholesteryl palmitate (“CP”)) suspended in propellant. The product is administered intranasally via a metered- dose inhaler and is intended to be used to restore the normal physiologic activity of the Eustachian tube (“ET”), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together DPPC and CP effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP‑02 promotes ‘de-sticking’ of the ET so that ventilation and drainage of the middle ear may occur.

Novus expects to initiate a phase 1 clinical program of OP‑02 in 2018. The phase 1 program will include a single study to evaluate repeated intranasal doses of OP‑02 in healthy subjects plus additional phase 1 studies to explore safety and efficacy in patients with OM. Upon completion of the phase 1 program, Novus intends to initiate phase 2 and 3 studies of OP‑02, with an initial focus on a development program that, if successful, will lead to registration of OP‑02 in North America and key European markets as a product to treat OM and prevent OM in children. Additional development activities to support registration in other countries and/or for other OM/ETD disorders, or in other patient populations, may occur in the future.

OP-01 Foam Platform

OP‑01 is a foam-based product intended to be used as a delivery vehicle for drugs to be administered into the ears, as well as the nasal and sinus cavities. Specifically, OP‑01 was initially developed as an improved treatment option for acute otitis externa (“AOE”), a common medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP‑01 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP‑01 that performed similarly to standard of care, but with a favorable dosing regimen.

In 2016, Novus began development of a second-generation formulation of OP‑01 designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently paused the OP‑01 development program to focus resources on OP‑02.

RECENT DEVELOPMENTS

Reverse Merger

On December 21, 2016, Novus, formerly known as Tokai Pharmaceuticals, Inc. (“Tokai”), a Delaware corporation, Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”), and the stockholders of Otic (each a “Seller” and collectively, the “Sellers”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which, among other things, each Seller agreed to sell to Tokai, and Tokai agreed to purchase from each Seller, all of the common and preferred shares of Otic (“Otic Shares”) owned by such Seller in exchange for the issuance of a certain number of shares of common stock of Tokai, as determined pursuant to the terms of the Share Purchase Agreement (the “Reverse Merger”). The parties amended and restated the Share Purchase Agreement on March 2, 2017.

On May 9, 2017, Tokai, Otic, and the Sellers closed the transaction contemplated by the Share Purchase Agreement and subsequently effected a reverse stock-split at a ratio of one-for-nine (see Reverse Stock-Split below). On a post‑split basis, Tokai issued to the Sellers an aggregate of 4,027,693 shares of Tokai’s common stock in exchange for 840,115 Otic Shares. Following the completion of the Reverse Merger, the business being conducted by Tokai became primarily the business conducted by Otic. Subsequent to the Reverse Merger, the name of the surviving corporation was changed to “Novus Therapeutics, Inc.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2018, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC on April 2, 2018.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table provides comparative unaudited results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance
Operating expenses:
Research and Development	1,097	479	618	129%
General and Administrative	1,698	906	792	87%
Total operating expenses	2,795	1,385	1,410	102%
Loss from operations	(2,795)	(1,385)	(1,410)	102%
Other income (expense), net	(11)	11	(22)	(200)%
Net loss	$(2,806)	$(1,374)	(1,432)	104%

Research and Development Expenses

During the three months ended March 31, 2018, research and development expenses of $1.1 million were primarily comprised of formulation development costs for OP‑02. During the three months ended March 31, 2017, research and development expenses of $479,000 were comprised of expenses associated with the development of a second-generation formulation for OP‑01 and development costs for OP‑02. The increase from period to period is primarily attributed to increased spending on the development of OP‑02. We expect research and development expenses to increase in subsequent periods as we advance our OP‑02 programs.

General and Administrative Expenses

General and administrative expenses increased in the 2018 period primarily due to increases in administrative costs of $759,000 associated with operating a public company, a $90,000 increase in stock-based compensation, and ongoing legal costs of $27,000 related to Tokai’s stockholder lawsuits. The increase in 2018 was offset by a reduction in merger-related costs of $178,000, incurred by the Company during the same period in 2017.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to $9,000 in VAT taxes paid in Israel and $2,000 in realized losses on foreign currency translation for the three months ended March 31, 2018. During the same period in 2017, the Company had interest income of $11,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had cash of $22.5 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in the Reverse Merger with Tokai. We believe our cash will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements.

On May 9, 2017, we completed our Reverse Merger with Tokai, which provided $23.3 million in cash and cash equivalents. Immediately following the Reverse Merger, we raised $4.0 million in aggregate gross proceeds from a private placement of our common stock.

On August 21, 2017, the Company entered into the Equity Distribution Agreement with Piper Jaffray pursuant to which it sold 2,463,966 shares of its common stock for gross proceeds of approximately $8.5 million between October 2017 and March 2018. No further sales will be made pursuant to the Equity Distribution Agreement.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(2,271)	$(882)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	7,491	400
Net increase (decrease) in cash and restricted cash	$5,220	$(482)

Comparison of the Three Months Ended March 31, 2018 and 2017

Net cash used in operating activities for the three months ended March 31, 2018 consisted primarily of our net loss of $2.8 million, partially offset by non-cash items consisting of depreciation and stock-based compensation totaling $164,000. Additionally, cash used in operating expenses for the three months ended March 31, 2018 reflected a net increase in cash from changes in operating assets and liabilities of $371,000, primarily due to a decrease in our prepaid expenses and increases in accounts payable and certain other accrued liabilities, partially offset by a decrease in accrued severance expenses.

Net cash used in operating activities for the three months ended March 31, 2017 consisted primarily of our net loss of $1.4 million, partially offset by non-cash items consisting of depreciation and stock-based compensation totaling $110,000. Additionally, cash used in operating expenses for the three months ended March 31, 2017 reflected an increase in cash from changes in net operating assets and liabilities of $382,000, primarily due to a decrease in our prepaid expenses and increases in our accounts payable and accrued expenses.

There was no cash provided by or used in the Company’s investing activities for the three months ended March 31, 2018 or for the three months ended March 31, 2017.

Net cash provided by financing activities for the three months ended March 31, 2018 was comprised of $7.5 million in net proceeds from the Equity Distribution Agreement for the sale of approximately 2.3 million shares of Novus common stock. Cash provided by significant financing activities in the three months ended March 31, 2017 consisted of $400,000 in proceeds from the exercise of warrants.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations

No material changes to contractual obligations and commitments occurred during the three months ended March 31, 2018.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to legal proceedings is provided under the heading “Legal Proceedings” in Note 6, Commitments and Contingencies, to the condensed consolidated financial statements and is incorporated by reference herein.

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

Since inception, Otic, the accounting acquirer in the Reverse Merger, has incurred significant operating losses. The Company’s net loss was $13.1 million for the year ended December 31, 2017 and Otic’s net loss was $5.7 million for the year ended December 31, 2016. As of December 31, 2017, the Company had an accumulated deficit of $27.5 million. The Company’s net loss for the three months ended March 31, 2018 is $2.8 million and the Company has an accumulated deficit of $30.3 million.

We are focused primarily on developing OP-02 as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM” or middle ear inflammation with or without infection). We have not manufactured a current Good Manufacturing Procedures (“cGMP”) batch of OP-02 suitable for clinical trials. Subject to successful completion of formulation development and manufacture of a cGMP batch, we expect to initiate a phase 1 clinical program in 2018 to explore the safety and tolerability of OP-02 in healthy subjects, plus additional phase 1 studies in patients. The phase 1 program will evaluate single and repeated intranasal doses of OP-02. Upon completion of the phase 1 program, Novus intends to initiate phase 2 studies of OP-02, with an initial focus on prevention of OM in children. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully complete the formulation of OP-02 and begin to generate clinical data for this program, we may have greater difficulty raising additional capital on favorable terms, or at all.

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

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in product development, including funding our formulation development, nonclinical, and clinical studies. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for our or additional product candidates.

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

If our product candidates are associated with undesirable effects in nonclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. OP-02 has not been evaluated in any human clinical studies. OP-02 is an early product candidate, and the side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through OP-02 clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Future reformulation of OP-01 may result in a product with an unacceptable side effect profile. Any occurrences of clinically significant adverse events with our product candidates may harm our business, financial condition and prospects significantly.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the common stock of the combined company could decline. At March 31, 2018, the Company had approximately 9.4 million shares outstanding.

The Share Purchase Agreement by and among Tokai, Otic, and stockholders of Otic contained a lock-up covenant from the Otic stockholders, which expired on November 5, 2017. The lock-up covenant prevented any Otic stockholder from offering, selling, or otherwise disposing of, directly or indirectly, any securities of the Company, or otherwise enter into a transaction that would have similar effect for 180 days following the closing of the Reverse Merger. Concurrent with the

Reverse Merger, the company completed the Private Placement. A registration statement covering the resale of the shares of Company common stock issuable in connection with the Private Placement is in effect, allowing up to 400,400 shares of common stock to be sold in the public market. Further, as of November 7, 2017, shares held by directors, executive officers of the Company and other affiliates are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 77.2% of our capital stock as of March 31, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

For the fiscal year ended December 31, 2017, our financial statements were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). In addition, we are required to be compliant with public company internal control requirements mandated under Section 302 and 906 of the Sarbanes-Oxley Act. We will be implementing measures designed to improve our internal controls over financial reporting, including bringing in additional accounting resources and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. However, we are still in the process of implementing these measures and cannot provide assurances that we will be successful in doing so. If we are unable to successfully implement internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.

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

Novus Therapeutics, Inc.

Date: May 10, 2018	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date:May 10, 2018	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)