Form 10-Q
period 2018-06-30
Novus Therapeutics, Inc.
filed 2018-08-07
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 9,422,143 shares of the Registrant’s common stock outstanding.

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

FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$19,189	$17,233
Restricted cash	—	70
Prepaid expenses and other current assets	1,889	1,697
Total current assets	21,078	19,000
Property and equipment, net	20	25
Goodwill	1,867	1,867
Total assets	$22,965	$20,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$706	$418
Accrued severance	224	668
Accrued expenses and other liabilities	522	354
Total liabilities	1,452	1,440
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 9,407,024 and 7,110,414 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	9	7
Additional paid-in capital	55,005	46,951
Accumulated deficit	(33,501)	(27,506)
Total stockholders’ equity	21,513	19,452
Total liabilities and stockholders’ equity	$22,965	$20,892

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$1,329	$533	$2,426	$1,012
General and administrative	1,860	6,133	3,558	7,039
Total operating expenses	3,189	6,666	5,984	8,051
Loss from operations	(3,189)	(6,666)	(5,984)	(8,051)
Other income (expense), net	—	4	(11)	15
Net loss and comprehensive loss	$(3,189)	$(6,662)	$(5,995)	$(8,036)
Net loss per share, basic and diluted	$(0.34)	$(1.32)	$(0.70)	$(2.51)
Weighted-average common shares outstanding, basic and diluted	9,407,024	4,154,842	8,582,723	2,270,907

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(5,995)	$(8,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	16
Stock-based compensation	565	236
Loss on disposal of fixed assets	—	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(192)	(1,167)
Accounts payable and accrued expenses	12	7
Net cash used in operating activities	(5,605)	(8,913)
Investing activities
Cash received from merger transaction	—	23,250
Proceeds from sale of equipment	—	8
Net cash provided by investing activities	—	23,258
Financing activities
Proceeds from issuance of common stock, net	7,491	4,000
Proceeds from exercise of warrants	—	3,119
Net cash provided by financing activities	7,491	7,119
Net increase in cash and restricted cash	1,886	21,464
Cash and restricted cash at beginning of period	17,303	1,117
Cash and restricted cash at end of period	$19,189	$22,581
Supplemental disclosure of cash flow information
Noncash activities:
Conversion of promissory notes and interest to common stock	$—	$3,447
Conversion of contingently issuable shares to common stock	$—	$291
Issuance of common stock in merger	$—	$23,375
Conversion of preferred stock to common stock	$—	$27
Fair value of assets acquired and liabilities assumed in the merger:
Fair value of assets acquired, excluding cash and restricted cash	$—	$3,072
Fair value of liabilities assumed	—	(2,947)
Fair value of net assets acquired in the merger	$—	$125

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2018. The results of operations and comprehensive loss for the three and six months ended June 30, 2018 are not necessarily indicative of results expected for the full fiscal year or any other future period.

There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2018, except as described below.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $3.2 million and $6.0 million for the three months and six months ended June 30, 2018, respectively. As of June 30, 2018, the Company had cash of $19.2 million, working capital of $19.6 million and an accumulated deficit of $33.5 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. Sufficient additional funding may not be available or be available on acceptable terms. If so, the Company may need to delay, reduce the scope of, or put on hold research and development activities while the Company seeks strategic alternatives.

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

The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern and the Company has sufficient cash resources to continue for a period of at least twelve months from the date of issuance of the accompanying unaudited condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents at June 30, 2018 and December 31, 2017.

Restricted Cash

Restricted cash represents cash required to be set aside as security for lease payments or to maintain a letter of credit for the benefit of the landlord for the Company’s offices. The Company had restricted cash of $0 and $70,000 at June 30, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

As of June 30, 2018 and December 31, 2017, all of the Company’s long-lived assets were located in the United States.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the assets acquired and liabilities assumed under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment during the last fiscal quarter of the year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. The Company determined there were no impairment indicators as of June 30, 2018 and December 31, 2017.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through June 30, 2018.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Net loss available to stockholders of the company	$(3,189)	$(6,662)	$(5,995)	$(8,036)
Interest accumulated on preferred shares and on preferred shares contingently issuable for little or no cash	—	(98)	—	(328)
Net loss attributable to shareholders of preferred shares and to shareholders of preferred shares contingently issuable for little or no cash	—	1,279	—	2,666
Net loss used in the calculation of basic and diluted loss per share	$(3,189)	$(5,481)	$(5,995)	$(5,698)
Net loss per share, basic and diluted	$(0.34)	$(1.32)	$(0.70)	$(2.51)
Weighted-average number of common shares	9,407,024	4,154,842	8,582,723	2,270,907

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three and six months ended June 30, 2018, common share equivalents of 996,983 shares and 949,204 shares were anti-dilutive, respectively. For the three and six months ended June 30, 2017, common share equivalents of 587,819 shares were anti-dilutive.

Stock-based Compensation

For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

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

For the three and six months ended June 30, 2018, no excess tax benefits for tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations and comprehensive loss as no stock options were exercised.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments in ASU No. 2018-07 are effective beginning in 2020, with early adoption permitted, but no earlier than a company’s adoption date of Topic 606 Revenue from Contracts with Customers. The Company is currently assessing the impact and timing of adopting this guidance on its condensed consolidated financial statements.

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Operating expenses
Research and development	$686	$1,471
General and administrative	2,592	5,474
Total operating expenses	3,278	6,945
Loss from operations	(3,278)	(6,945)
Other income, net	18	55
Net loss and other comprehensive loss	$(3,260)	$(6,890)
Net loss per share, basic and diluted	$(0.47)	$(0.99)
Weighted-average shares outstanding, basic and diluted	6,943,831	6,943,831

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

•	An increase in the weighted-average shares outstanding for the period after giving effect to the issuance of Tokai common stock in connection with the Reverse Merger and Private Placement.

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid insurance	$1,565	$1,518
Prepaid other	309	161
Other current assets	15	18
Total prepaid expenses and other current assets	$1,889	$1,697

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Accrued clinical	$64	$85
Accrued compensation and related expenses	100	—
Accrued professional services	171	158
Accrued vacation	135	111
Accrued other	52	—
Total accrued expenses and other liabilities	$522	$354

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $42,000 and $141,000 for the three months ended June 30, 2018 and 2017, respectively, and $84,000 and $182,000 for the six months ended June 30, 2018 and 2017, respectively.

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

2018 (remainder of)	$88
2019	187
2020	195
2021	152
Total minimum lease payments	$622

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

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2018; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application (“IND”) to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP-02 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. There were no milestones achieved during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit. On May 24, 2018, the plaintiff dismissed its complaint in the Superior Court of the State of California and refiled its complaint in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”). On June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action (discussed below). On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Pursuant to the schedule for defendants’ motions to dismiss, defendants will move to dismiss the consolidated complaint by or on August 15, 2018, plaintiffs will oppose by or on, September 30, 2018, and defendants will file any replies in support of their motions on October 19, 2018. The court set a hearing for November 15, 2018 on defendants’ motions to dismiss.

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

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Massachusetts State Court, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550, and assigned to the same judge presiding over the Doshi and Garbowski Actions. On December 22, 2016, defendants filed a motion to consolidate the Wu Action with the Doshi and Garbowski Actions. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion. On March 27, 2018 the Wu Action was remanded to the Massachusetts State Court. On May 3, 2018, plaintiff filed an amended class action complaint. Following the refiling of the Jackie888 Action in

Massachusetts State Court (discussed above), on June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action. On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Pursuant to the schedule for defendants’ motions to dismiss, defendants will move to dismiss the consolidated complaint by or on August 15, 2018, plaintiffs will oppose by or on, September 30, 2018, and defendants will file any replies in support of their motions on October 19, 2018. The court set a hearing for November 15, 2018 on defendants’ motions to dismiss.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. The case was assigned to the same judge who was then presiding over the Garbowski and Doshi Actions.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2018.

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

Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, the Company is continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, the Company has not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting its deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes. There were no changes to provisional amounts during the second quarter remeasurement period.

Note 8. Stockholders’ Equity

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

•

In May 2017, Peregrine Management II Ltd., a related party, exercised warrants to purchase 192,454 shares of Preferred B shares at $0.41 per share for an aggregate amount of approximately $79,000. Additionally, 10,299 shares of common stock were issued in a cashless exercise of warrants.

•	In May 2017, Pontifax, in a cashless exercise of its warrants, purchased 90,804 shares of the Company’s common stock.
•	In the first half of 2017, individual stockholders, in a cashless exercise, purchased 311,850 of the Company’s preferred stock.

As of June 30, 2018 and December 31, 2017, no warrants were issued and outstanding.

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, shares of the Company’s common stock. In connection with the Equity Distribution Agreement on August 21, 2017, the Company filed a prospectus supplement (the “2017 Prospectus) under which the Company was permitted to offer and sell up to $8.5 million in shares of its common stock. From October 2, 2017 through March 9, 2018, the Company sold 2,463,966 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement and 2017 Prospectus for gross proceeds of approximately $8.5 million. During the six months ended June 30, 2018, the Company received approximately $7.5 million in proceeds, net of $232,000 in offering costs.

No further sales will be made under the 2017 Prospectus.

Note 9. Subsequent Events

On July 23, 2018, the Company filed a new prospectus supplement under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $9.8 million in shares of its common stock.

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

OP-02 Surfactant Program

OP‑02 is being developed as a potential first-in-class treatment option for OM, which is often caused by Eustachian tube dysfunction (“ETD”). OP‑02 is a drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine (“DPPC”)) and a spreading agent (cholesteryl palmitate (“CP”)) suspended in propellant. The product is administered intranasally via a metered- dose inhaler and is intended to be used to restore the normal physiologic activity of the Eustachian tube (“ET”), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together DPPC and CP are designed to effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP‑02 is intended to promote ‘de-sticking’ of the ET so that ventilation and drainage of the middle ear may occur.

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

In 2016, Novus began development of a second-generation formulation of OP‑01 designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. In 2017, Novus paused the OP‑01 development program to focus resources on OP‑02.

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

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, shares of the Company’s common stock. In connection with the Equity Distribution Agreement, on August 21, 2017, the Company filed a prospectus supplement (the “2017 Prospectus”) under which the Company was permitted to offer and sell up to $8.5 million in shares of its common stock. From October 2, 2017 through March 9, 2018, the Company sold 2,463,966 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement and 2017 Prospectus for gross proceeds of approximately $8.5 million. On July 23, 2018, the Company filed a new prospectus supplement, under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $9.8 million in shares of its common stock.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2018, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC on April 2, 2018.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance
Operating expenses:
Research and Development	$1,329	$533	796	149%
General and Administrative	1,860	6,133	(4,273)	(70)%
Total operating expenses	3,189	6,666	(3,477)	(52)%
Loss from operations	(3,189)	(6,666)	3,477	(52)%
Other income (expense), net	—	4	(4)	(100)%
Net loss	$(3,189)	$(6,662)	3,473	(52)%

Research and Development Expenses

The increase in research and development expenses of $796,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, was primarily due to the increase in formulation development costs for OP-02 of $603,000 and an increase in personnel related costs of $194,000 related to the hiring of additional employees in clinical operations and regulatory operations. We expect research and development expenses to increase in subsequent periods as we advance our OP‑02 programs.

General and Administrative Expenses

The decrease in general and administrative expenses of $4.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to $4.4 million in non-recurring merger-related expenses incurred in 2017 and a decrease in rent expense of $89,000, partially offset by increases in stock-based compensation expenses of $277,000 and Tokai litigation costs of $115,000.

Other Income (Expense), Net

The change in other income (expense), net was due to the Company having interest income of $4,000 for the three months ended June 30, 2017. The Company had no other income or expenses during the same three-month period in 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance
Operating expenses:
Research and Development	$2,426	$1,012	1,414	140%
General and Administrative	3,558	7,039	(3,481)	(49)%
Total operating expenses	5,984	8,051	(2,067)	(26)%
Loss from operations	(5,984)	(8,051)	2,067	(26)%
Other income (expense), net	(11)	15	(26)	(173)%
Net loss	$(5,995)	$(8,036)	2,041	(25)%

Research and Development Expenses

The increase in research and development expenses of $1.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, was primarily due to the increase in formulation development costs for OP-02, including consulting expenses, of $1.2 million, and an increase in personnel related costs of $257,000 related to the hiring of additional employees in clinical operations and regulatory operations.

General and Administrative Expenses

The decrease in general and administrative expenses of $3.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to $4.5 million in non-recurring merger-related expenses incurred in 2017 and a decrease in rent expense of $88,000, partially offset by an increase of $855,000 in insurance, professional fees, board of directors expense, and other administrative costs associated with operating a public company as well as increases in stock-based compensation expenses of $311,000 and Tokai litigation costs of $150,000.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to $9,000 in VAT taxes paid in Israel and $2,000 in realized losses on foreign currency translation for the six months ended June 30, 2018.  During the same period in 2017, the Company had interest income of $15,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had cash of $19.2 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in the Reverse Merger with Tokai. We believe our cash will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements.

On May 9, 2017, we completed our Reverse Merger with Tokai, which provided $23.3 million in cash and cash equivalents. Immediately following the Reverse Merger, we raised $4.0 million in aggregate gross proceeds from a private placement of our common stock.

On August 21, 2017, the Company entered into the Equity Distribution Agreement with Piper Jaffray and filed the 2017 Prospectus pursuant to which it sold 2,463,966 shares of its common stock for gross proceeds of approximately $8.5 million between October 2017 and March 2018. No further sales will be made under the 2017 Prospectus. On July 23, 2018, the Company filed a new prospectus supplement, under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $9.8 million in shares of its common stock.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(5,605)	$(8,913)
Net cash provided by investing activities	—	23,258
Net cash provided by financing activities	7,491	7,119
Net increase in cash and restricted cash	$1,886	$21,464

Comparison of the Six Months Ended June 30, 2018 and 2017

Net cash used in operating activities for the six months ended June 30, 2018 consisted primarily of our net loss of $6.0 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation totaling $601,000. Additionally, cash used in operating expenses for the six months ended June 30, 2018 reflected a net decrease in cash from changes in operating assets and liabilities of $180,000, primarily due to an increase in our prepaid expenses and a decrease in accrued severance expenses, partially offset by increases in our accounts payable and other accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2017 consisted primarily of our net loss of $8.0 million, partially offset by non-cash items consisting of stock-based compensation, loss on disposal of fixed assets and depreciation totaling $283,000. Additionally, cash used in operating expenses for the six months ended June 30, 2017 reflected a net decrease in cash from changes in net operating assets and liabilities of $1.2 million, primarily due to an increase in our prepaid expenses.

There was no cash provided by or used in the Company’s investing activities for the six months ended June 30, 2018.

Net cash provided by investing activities for the six months ended June 30, 2017 consisted primarily of cash received from the Reverse Merger of $23.3 million.

Net cash provided by financing activities for the six months ended June 30, 2018 was comprised of $7.5 million in net proceeds from the Equity Distribution Agreement for the sale of approximately 2.3 million shares of Novus common stock. Cash provided by significant financing activities in the six months ended June 30, 2017 consisted of $4.0 million in proceeds from the Stock Purchase Agreement for the purchase of 400,400 shares of Novus common stock and proceeds from the exercise of warrants in the amount of $3.1 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Arrangements

No material changes to contractual obligations and commitments occurred during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash as of June 30, 2018 consisted of readily available cash in bank accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on Novus’s financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash is not subject to excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

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

Since inception, Otic, the accounting acquirer in the Reverse Merger, has incurred significant operating losses. As of December 31, 2017, the Company had an accumulated deficit of $27.5 million. The Company’s net loss for the six months ended June 30, 2018 is $6.0 million and the Company has an accumulated deficit of $33.5 million.

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

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute formulation, clinical, and nonclinical development activities;
•	manufacture drug product;
•	in-license or acquire other product candidates and advance them through clinical development;
•	obtain required regulatory approvals for the development and commercialization of OP-02 or other product candidates;
•	maintain, leverage and expand our intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for OP-02, OP-01 and other product candidates;
•	obtain and maintain adequate product pricing and reimbursement;
•	develop and maintain any strategic relationships we elect to enter into; and
•	manage our spending as costs and expenses increase due to product manufacturing, nonclinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

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

Reformulation work for OP-01 to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with Acute Otitis Externa (infection/inflammation of the outer ear canal) commenced in 2016, but was subsequently put on hold in 2017 until further funding is obtained. At such time as when we recommence development of OP-01, additional clinical studies with the new OP-01 combination formulation (antibiotic + anesthetic) will need to be conducted. There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States and/or that subsequent studies will not match results seen in prior studies.

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

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. There is also no assurance that the European Medicines Agency (the “EMA”), the Medicines & Healthcare Products Regulatory/Agency (the “MHRA”), the UK regulatory authority or other regulatory agency and/or Investigational Review Board/Ethics Committee will allow a study with our product candidates to proceed. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the EMA, MHRA, FDA or a comparable foreign regulatory authority on a trial that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the design of a clinical study;

•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	delays or failure in completing formulation work as a prerequisite to commencing manufacture of clinical trial supplies;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
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

•	seasonality of disease(s) being studied;
•	the patient referral practices of physicians;
•	the proximity and availability of clinical trial sites for prospective patients;
•	ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results;
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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the common stock of the combined company could decline. At June 30, 2018, the Company had approximately 9.4 million shares of common stock outstanding.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 73.7% of our capital stock as of June 30, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Through the fiscal year ended December 31, 2014, Otic’s financial statements have been audited in accordance with generally accepted auditing standards in Israel. The consolidated financial statements for the years ended December 31, 2017, 2016, and 2015 were audited in accordance with generally accepted auditing standards in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective as of August 1, 2018, the Board of Directors amended the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the Company’s 2014 Employee Stock Purchase Plan (the “ESPP” and, together with the 2014 Plan, the “Plans”) to reduce the share reserves under the Plans. These reductions were made to equitably adjust the share reserves in accordance with the terms of the Plans. As a result of these equitable adjustments: (1) the number of shares of common stock authorized for issuance under the 2014 Plan (excluding shares underlying outstanding awards as of August 1, 2018) was reduced to 766,500 shares and the maximum number of shares that can be added to the 2014 Plan under evergreen provision set forth in Section 4(a)(1)(C) of the 2014 Plan was reduced to 550,000 shares annually; and (2) the number of shares of common stock authorized for future issuance under the ESPP was reduced to 209,500 shares (excluding shares previously issued under the ESPP prior to August 1, 2018) and the maximum number of shares that can be added to the ESPP under the evergreen provision set forth in the ESPP was reduced to 135,000 shares annually. The 2014 Plan and ESPP were amended and restated as of August 1, 2018 to reflect these equitable adjustments..

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

10.1*	First Amendment to Lease Agreement, dated April 9, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.

10.2*	Novus Therapeutics, Inc., 2014 Stock Incentive Plan

10.3*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novus Therapeutics, Inc.

Date: August 6, 2018	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2018	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)