Form 10-Q
period 2018-09-30
Novus Therapeutics, Inc.
filed 2018-11-13
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(949) 238-8090

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 8, 2018, there were 9,422,143 shares of the Registrant’s common stock outstanding.

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

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$16,324	$17,233
Restricted cash	—	70
Prepaid expenses and other current assets	786	1,697
Total current assets	17,110	19,000
Property and equipment, net	17	25
Goodwill	1,867	1,867
Other assets	934	—
Total assets	$19,928	$20,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$751	$418
Accrued severance	90	668
Accrued expenses and other liabilities	762	354
Total liabilities	1,603	1,440
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 9,422,143 and 7,110,414 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	9	7
Additional paid-in capital	55,313	46,951
Accumulated deficit	(36,997)	(27,506)
Total stockholders’ equity	18,325	19,452
Total liabilities and stockholders’ equity	$19,928	$20,892

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$1,651	$517	$4,077	$1,529
General and administrative	1,848	2,448	5,406	9,487
Total operating expenses	3,499	2,965	9,483	11,016
Loss from operations	(3,499)	(2,965)	(9,483)	(11,016)
Other income (expense), net	3	(5)	(8)	10
Net loss and comprehensive loss	$(3,496)	$(2,970)	$(9,491)	$(11,006)
Net loss per share, basic and diluted	$(0.37)	$(0.43)	$(1.07)	$(2.25)
Weighted-average common shares outstanding, basic and diluted	9,420,039	6,943,058	8,864,895	3,845,258

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(9,491)	$(11,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	18
Stock-based compensation	803	386
Loss on disposal of fixed assets	—	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(23)	(761)
Accounts payable and accrued expenses	163	(998)
Net cash used in operating activities	(8,540)	(12,330)
Investing activities
Cash received from merger transaction	—	23,250
Proceeds from sale of equipment	—	8
Net cash provided by investing activities	—	23,258
Financing activities
Proceeds from issuance of common stock, net	7,490	4,000
Proceeds from exercise of warrants	—	3,119
Proceeds from exercise of stock options	71	—
Net cash provided by financing activities	7,561	7,119
Net increase (decrease) in cash and restricted cash	(979)	18,047
Cash and restricted cash at beginning of period	17,303	1,117
Cash at end of period	$16,324	$19,164
Supplemental disclosure of cash flow information
Noncash activities:
Conversion of promissory notes and interest to common stock	$—	$3,447
Conversion of contingently issuable shares to common stock	$—	$291
Issuance of common stock in merger	$—	$23,375
Conversion of preferred stock to common stock	$—	$27
Fair value of assets acquired and liabilities assumed in the merger:
Fair value of assets acquired, excluding cash and restricted cash	$—	$3,072
Fair value of liabilities assumed	—	(2,947)
Fair value of net assets acquired in the merger	$—	$125

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2018. The results of operations and comprehensive loss for the three and nine months ended September 30, 2018 are not necessarily indicative of results expected for the full fiscal year or any other future period.

There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2018.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $3.5 million and $9.5 million for the three months and nine months ended September 30, 2018, respectively. As of September 30, 2018, the Company had cash of $16.3 million, working capital of $15.5 million and an accumulated deficit of $37.0 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

Sufficient additional funding may not be available or be available on acceptable terms.  If the Company is unable to obtain the necessary level of capital through external financing during the fourth quarter of 2018 and the first quarter of 2019, as contemplated in its operating plan, the Company intends to implement certain cost cutting measures commencing in the first quarter of 2019 to reduce its cash flow requirements. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives during 2019 as it seeks strategic alternatives.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents at September 30, 2018 and December 31, 2017.

Restricted Cash

Restricted cash represents cash required to be set aside as security for lease payments or to maintain a letter of credit for the benefit of the landlord for the Company’s offices. The Company had restricted cash of $0 and $70,000 at September 30, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2018 and December 31, 2017, all of the Company’s long-lived assets were located in the United States.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the assets acquired and liabilities assumed under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment during the last fiscal quarter of the year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. The Company determined there were no impairment indicators as of September 30, 2018 and December 31, 2017.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through September 30, 2018.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-

dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Net loss available to stockholders of the company	$(3,496)	$(2,970)	$(9,491)	$(11,006)
Interest accumulated on preferred shares and on preferred shares contingently issuable for little or no cash	—	—	—	(328)
Net loss attributable to shareholders of preferred shares and to shareholders of preferred shares contingently issuable for little or no cash	—	—	—	2,666
Net loss used in the calculation of basic and diluted loss per share	$(3,496)	$(2,970)	$(9,491)	$(8,668)
Net loss per share, basic and diluted	$(0.37)	$(0.43)	$(1.07)	$(2.25)
Weighted-average number of common shares	9,420,039	6,943,058	8,864,895	3,845,258

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three and nine months ended September 30, 2018, common share equivalents of 975,876 shares and 930,831 shares were anti-dilutive, respectively. For the three and nine months ended September 30, 2017, common share equivalents of 710,898 shares and 462,012 shares were anti-dilutive.

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

Effective as of August 1, 2018, the Board of Directors amended the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the Company’s 2014 Employee Stock Purchase Plan (the “ESPP” and, together with the 2014 Plan, the “Plans”) to reduce the share reserves under the Plans. These reductions were made to equitably adjust the share reserves in accordance with the terms of the Plans. As a result of these equitable adjustments: (1) the number of shares of common stock authorized for issuance under the 2014 Plan (excluding shares underlying outstanding awards as of August 1, 2018) was reduced to 766,500 shares and the maximum number of shares that can be added to the 2014 Plan under evergreen provision set forth in Section 4(a)(1)(C) of the 2014 Plan was reduced to 550,000 shares annually; and (2) the number of shares of common stock authorized for future issuance under the ESPP was reduced to 209,500 shares (excluding shares previously issued under the ESPP prior to August 1, 2018) and the maximum number of shares that can be added to the ESPP under the evergreen provision set forth in the ESPP was reduced to 135,000 shares annually. The 2014 Plan and ESPP were amended and restated as of August 1, 2018 to reflect these equitable adjustments.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2017, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through September 30, 2018. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and corresponding lease liabilities on its balance sheet and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an alternative transition method by allowing companies to continue to use the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of the new leases standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The Company has identified all leases to which it is a party and expects that the adoption of the standard will result in the addition of right-of-use assets and lease obligations on the consolidated balance sheet. The Company will adopt the standard effective in the first quarter of 2019. The adoption of ASU 2016-02, Leases (Topic 842) is not expected to have a material impact on the Company’s cash flows or statement of earnings.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments in ASU No. 2018-07 are effective for the Company beginning in 2020, with early adoption permitted, but no earlier than a company’s adoption date of Topic 606 Revenue from Contracts with Customers. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. However, as provided for by the SEC in Q&A 105.09, the Company will defer presenting its analysis of stockholders’ equity in its quarterly report in Form 10-Q until its quarter ended March 31, 2019.   The Company does not expect the adoption of SEC Release No. 33-10532 to have a material impact on its financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amended various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Act, which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its condensed consolidated financial statements and related disclosures beginning the first quarter of 2018. For additional information on SAB 118 and the impacts of the Act on the Company’s condensed consolidated financial statements and related disclosures, see Note 7. Income Taxes in the notes to the consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Operating expenses
Research and development	$517	$1,988
General and administrative	2,270	7,744
Total operating expenses	2,787	9,732
Loss from operations	(2,787)	(9,732)
Other income, net	(5)	50
Net loss and other comprehensive loss	$(2,792)	$(9,682)
Net loss per share, basic and diluted	$(0.40)	$(1.39)
Weighted-average shares outstanding, basic and diluted	6,943,058	6,943,058

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

•	An increase in the weighted-average shares outstanding for the period after giving effect to the issuance of Tokai common stock in connection with the Reverse Merger and Private Placement.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid insurance	$480	$1,518
Prepaid other	291	161
Other current assets	15	18
Total prepaid expenses and other current assets	$786	$1,697

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical	$350	$85
Accrued professional services	182	158
Accrued vacation	131	111
Accrued compensation and related expenses	52	—
Accrued other	47	—
Total accrued expenses and other liabilities	$762	$354

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $42,000 and $252,000 for the three months ended September 30, 2018 and 2017, respectively, and $126,000 and $455,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Future payments under noncancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

2018 (remainder of)	$46
2019	187
2020	195
2021	152
Total minimum lease payments	$580

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of September 30, 2018; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application (“IND”) to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP-02 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. There were no milestones achieved during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit. On May 24, 2018, the plaintiff dismissed its complaint in the Superior Court of the State of California and refiled its complaint in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”). On June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action (discussed below). On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Events following consolidation are discussed below.

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Massachusetts State Court, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion. On March 27, 2018 the Wu Action was remanded to the Massachusetts State Court. On May 3, 2018, plaintiff filed an amended class action complaint. Following the refiling of the Jackie888 Action in Massachusetts State Court (discussed above), on June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action. On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Defendants moved to dismiss the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 28, 2018, and defendants filed their reply in support of their motion on October 19, 2018. In addition, Defendants moved to strike the class allegations in the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 11, 2018, and defendants filed their reply in support of their motion on September 21, 2018. The court set a hearing for November 15, 2018 on defendants’ motion to dismiss and motion to strike.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff will oppose defendants’ motion by or on November 19, 2018, defendants will file any reply in support of their motion by or on December 17, 2018, and plaintiff will file any sur-reply in support of his opposition by or on January 8, 2019. The court set a hearing for February 25, 2019 on defendants’ motion to dismiss.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2018.

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

On December 22, 2017, H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Act included numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. The rate reduction was effective beginning January 1, 2018. As a result of the Act, the Company revalued its net deferred tax assets as of December 31, 2017 to reflect the rate reduction.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC Topic 740 Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.

Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, the Company is continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, the Company has not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting its deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes. There were no changes to provisional amounts during the three and nine months ended September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, no warrants were issued and outstanding.

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, shares of the Company’s common stock. In connection with the Equity Distribution Agreement on August 21, 2017, the Company filed a prospectus supplement (the “2017 Prospectus) under which the Company was permitted to offer and sell up to $8.5 million in shares of its common stock. From October 2, 2017 through March 9, 2018, the Company sold 2,463,966 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement and 2017 Prospectus for gross proceeds of approximately $8.5 million. During the nine months ended September 30, 2018, the Company received approximately $7.5 million in proceeds, net of $232,000 in offering costs.

No further sales will be made under the 2017 Prospectus.

On July 23, 2018, the Company filed a new prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $9.8 million in shares of its common stock. No shares have been sold under the 2018 Prospectus as of the date of this filing.

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

Novus expects to initiate a phase 1 clinical program of OP‑02 in 2018. The phase 1 program will include studies to evaluate safety and tolerability of single and repeated intranasal doses of OP‑02 in healthy subjects. Additional phase 1 studies are planned to explore efficacy and obtain additional safety information. Upon completion of the phase 1 program, Novus intends to initiate phase 2 and 3 studies of OP‑02, with an initial focus on a development program that, if successful, will lead to registration of OP‑02 in North America and key European markets as a product to treat and prevent OM in children. Additional development activities to support registration in other countries and/or for other OM/ETD disorders, or in other patient populations, may occur in the future.

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

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, shares of the Company’s common stock. In connection with the Equity Distribution Agreement, on August 21, 2017, the Company filed a prospectus supplement (the “2017 Prospectus”) under which the Company was permitted to offer and sell up to $8.5 million in shares of its common stock. From October 2, 2017 through March 9, 2018, the Company sold 2,463,966 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement and 2017 Prospectus for gross proceeds of approximately $8.5 million. On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”), under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $9.8 million in shares of its common stock. No shares have been sold under the 2018 Prospectus as of the date of this filing.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September

30, 2018, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC on April 2, 2018.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,
	2018	2017	$ Variance	% Variance
Operating expenses:
Research and Development	$1,651	$517	1,134	219%
General and Administrative	1,848	2,448	(600)	(25)%
Total operating expenses	3,499	2,965	534	18%
Loss from operations	(3,499)	(2,965)	(534)	18%
Other income (expense), net	3	(5)	8	(160)%
Net loss	$(3,496)	$(2,970)	(526)	18%

Research and Development Expenses

The increase in research and development expenses of $1.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, was primarily due to the increase in formulation development costs for OP-02 of $658,000, an increase in clinical related costs for OP-02 of $359,000, and an increase in personnel related costs of $117,000 related to the hiring of additional employees in clinical operations and regulatory operations. We expect research and development expenses to increase in subsequent periods as we advance our OP‑02 programs.

General and Administrative Expenses

The decrease in general and administrative expenses of $600,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to $619,000 in non-recurring merger-related expenses incurred in 2017 and a $68,000 decrease in personnel related costs, partially offset by increases in stock-based compensation expenses of $56,000 and patent legal fees of $47,000.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to $5,000 in value added tax (“VAT”) paid in Israel and $2,000 in realized losses on foreign currency translation for the three months ended September 30, 2018. During the same period in 2017, the Company had other income of $5,000, net.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance
Operating expenses:
Research and Development	$4,077	$1,529	2,548	167%
General and Administrative	5,406	9,487	(4,081)	(43)%
Total operating expenses	9,483	11,016	(1,533)	(14)%
Loss from operations	(9,483)	(11,016)	1,533	(14)%
Other income (expense), net	(8)	10	(18)	(180)%
Net loss	$(9,491)	$(11,006)	1,515	(14)%

Research and Development Expenses

The increase in research and development expenses of $2.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was primarily due to the increase in formulation development costs for OP-02 of $1.9 million, an increase in clinical related costs for OP-02 of $382,000, an increase in personnel related costs of $266,000 related to the hiring of additional employees in clinical operations and regulatory operations, and an increase in travel and meetings costs of $132,000, partially offset by a decrease in severance expenses of $155,000 related to the Tokai merger.

General and Administrative Expenses

The decrease in general and administrative expenses of $4.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to $5.0 million in non-recurring merger-related expenses incurred in 2017 and a decrease in rent expense of $316,000, partially offset by an increase of $721,000 in insurance, professional fees, board of directors expense, and other administrative costs associated with operating a public company as well as increases in stock-based compensation expenses of $335,000 and Tokai litigation and patent legal costs of $175,000.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to $2,600 in VAT taxes paid in Israel and $5,600 in realized losses on foreign currency translation for the nine months ended September 30, 2018. During the same period in 2017, the Company had $10,000 of other income, net.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had cash of $16.3 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in the Reverse Merger with Tokai. We believe our cash will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements.

On May 9, 2017, we completed our Reverse Merger with Tokai, which provided $23.3 million in cash and cash equivalents. Immediately following the Reverse Merger, we raised $4.0 million in aggregate gross proceeds from a private placement of our common stock.

On August 21, 2017, the Company entered into the Equity Distribution Agreement with Piper Jaffray and filed the 2017 Prospectus pursuant to which it sold 2,463,966 shares of its common stock for gross proceeds of approximately $8.5 million between October 2017 and March 2018. No further sales will be made under the 2017 Prospectus. On July 23, 2018, the Company filed the 2018 Prospectus, under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $9.8 million in shares of its common stock. Our primary uses of capital are, and we expect will continue to be, funding research efforts and the development of our product candidates, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are unable to obtain the necessary level of capital through external financing during the fourth quarter of 2018 and the first quarter of 2019, as contemplated in our operating plan, we intend to implement certain cost cutting measures commencing in the first quarter of 2019 to reduce our cash flow requirements. Consistent with the actions we have taken in the past, we will execute the appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control. Any of these actions could materially harm our business.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(8,540)	$(12,330)
Net cash provided by investing activities	—	23,258
Net cash provided by financing activities	7,561	7,119
Net increase in cash and restricted cash	$(979)	$18,047

Comparison of the Nine Months Ended September 30, 2018 and 2017

Net cash used in operating activities for the nine months ended September 30, 2018 consisted primarily of our net loss of $9.5 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation totaling $811,000. Additionally, cash used in operating expenses for the nine months ended September 30, 2018 reflected a net increase in cash from changes in operating assets and liabilities of $140,000, primarily due to an increase in our prepaid expenses and a decrease in accrued severance expenses, partially offset by increases in our accounts payable and other accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2017 consisted primarily of our net loss of $11.0 million, partially offset by non-cash items consisting of stock-based compensation, loss on disposal of fixed assets and depreciation totaling $435,000. Additionally, cash used in operating expenses for the nine months ended September 30, 2017 reflected a net decrease in cash from changes in net operating assets and liabilities of $1.8 million, primarily due to an increase in our prepaid expenses as well as a decrease in accounts payable accrued liabilities.

There was no cash provided by or used in the Company’s investing activities for the nine months ended September 30, 2018.

Net cash provided by investing activities for the nine months ended September 30, 2017 consisted primarily of cash received from the Reverse Merger of $23.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 was comprised of $7.5 million in net proceeds from the Equity Distribution Agreement for the sale of approximately 2.3 million shares of Novus common stock and $71,000 from the exercise of employee stock options. Cash provided by significant financing activities in the nine months ended September 30, 2017 consisted of $4.0 million in proceeds from the Stock Purchase Agreement for the purchase of 400,400 shares of Novus common stock and proceeds from the exercise of warrants in the amount of $3.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash as of September 30, 2018 consisted of readily available cash in bank accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on Novus’s financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash is not subject to excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

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

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $3.5 million and $9.5 million for the three months and nine months ended September 30, 2018, respectively. As of September 30, 2018, the Company had cash of $16.3 million, working capital of $15.5 million and an accumulated deficit of $37.0 million.

We are focused primarily on developing OP-02 as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM” or middle ear inflammation with or without infection). Although we have successfully manufactured a current Good Manufacturing Procedures (“cGMP”) batch of OP-02 drug product suitable for clinical trials, this was done on a smaller scale and we may have difficultly scaling up manufacturing in a timely and cost-effective manner. We expect to initiate a phase 1 clinical program in 2018 to explore the safety and tolerability of single and repeated intranasal doses of OP-02 in healthy volunteers. Additional phase 1 studies are planned in order to explore efficacy and obtain additional safety information in healthy volunteers and patients. Upon completion of the phase 1 program, Novus intends to initiate phase 2 studies of OP-02, with an initial focus on treatment and prevention of OM in children. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully generate clinical data for this program, we may have greater difficulty raising additional capital on favorable terms, or at all.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue formulation development of our product candidates;
•	continue device development for our drug-device product candidates;
•	continue nonclinical and clinical development of our product candidates;
•	seek to identify and acquire additional product candidates;
•	acquire or in-license other products and technologies;
•	enter into collaboration arrangements with regards to product discovery or development;
•	develop manufacturing processes;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	operate as a public company.

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

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking nonclinical studies, and, up until the consummation of the Reverse Merger, early stage clinical studies of our most advanced product candidate, OP-01. Subsequent to the completion of the Reverse Merger, we paused the OP-01 development program and began focusing substantially all of our resources on the advancement of our surfactant program (OP-02) for middle ear disease. Operations related to OP-02 include arranging for third party vendors to formulate and manufacture material using cGMP and preparing for phase 1 clinical studies. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

We will continue to conduct OP-02 formulation and device development as the product advances through clinical development. We are highly dependent on third parties for OP-02 formulation and device development as well as manufacturing of drug product. However, even if we are successful in manufacturing a cGMP batch for an initial phase 1 clinical trial, we may not be successful in scaling-up manufacturing for subsequent clinical trials.

Reformulation work for OP-01 to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with Acute Otitis Externa (infection/inflammation of the outer ear canal) commenced in 2016 but was subsequently put on hold in 2017 until further funding is obtained. At such time as when we recommence development of OP-01, additional clinical studies with the new OP-01 combination formulation (antibiotic + anesthetic) will need to be conducted. There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States and/or that subsequent studies will not match results seen in prior studies.

Given the early stage of development for both products, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation development, nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. The outcome of nonclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval.

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

Based upon current operating plans, we expect our current working capital will be sufficient to fund our operations for at least the next 12 months from the date of issuance of this report. We will require additional capital to complete the development and commercialization of OP-02 or other product candidates and may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

•	the scope, progress, results and costs of formulation and device development and manufacture of drug/drug device product to support nonclinical and clinical development of our product candidates;
•	the extent to which we enter into additional collaboration arrangements regarding product discovery or development, or acquire or in-license products or technologies;
•	our ability to establish additional collaborations with favorable terms, if at all;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the common stock of the combined company could decline. At September 30, 2018, the Company had approximately 9.4 million shares of common stock outstanding.

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

For example, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”). Among the provisions of the PPACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Laws, restrictions, and other regulatory measures are also imposed by healthcare laws and regulations in international jurisdictions. In those jurisdictions we face the same issues as in the United State regarding difficulty and cost for us to obtain marketing approval and commercialization of our product candidates and which may affect the prices we may obtain.

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

Laws, restrictions, and other regulatory measures are also imposed by anti-kickback, fraud and abuse, and other healthcare laws and regulations in international jurisdictions. In those jurisdictions we face the same issues as in the United State regarding exposure to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm, and diminished profits and future earnings.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming, will require significant attention of our executive officers to manage and may nonetheless fail to effectively market and sell our product candidates. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

If our collaborations do not result in the successful development of products or product candidates, product candidates could be delayed, and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

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

Formulations and devices used in early studies are not final formulations and devices for commercialization. Additional changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies and may result in a delay in our clinical trials and commercialization activities.

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

The nature of outsourcing a substantial portion of our business will require that we rely on CROs and other contractors to assist us with research and development, clinical testing activities, patient enrollment, data collection, and regulatory submissions to the FDA or other regulatory bodies. As a result, our success will depend partially on the success of these third parties in performing their responsibilities. Although we intend to pre-qualify our CROs and other contractors and we believe that the contractors selected will be fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. Additionally, macro-economic conditions may affect our development partners and vendors, which could adversely affect their ability to timely perform their tasks. If our contractors do not perform their obligations in an adequate and timely manner, the pace of clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed, and our prospects could be adversely affected.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we are not able to obtain a license, or are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

The trading market for our common stock may be impacted by the availability or lack of research and reports that third-party industry or financial analysts publish about the Company. There are many large, publicly traded companies active in the biopharmaceutical industry, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover the Company downgrade our stock, our stock price would likely decline. If we do not receive adequate coverage by reputable analysts who understand our business and industry, we could fail to achieve visibility in the market, which in turn could cause our stock price to decline.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 63.8% of our capital stock as of September 30, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Exhibit Index

Exhibit Number	Description

10.1	Novus Therapeutics, Inc., 2014 Stock Incentive Plan (1)

10.2	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan (1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Form 10-Q filed on August 7, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novus Therapeutics, Inc.

Date: November 9, 2018	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)