Form 10-K
period 2018-12-31
Novus Therapeutics, Inc.
filed 2019-03-28
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $47,021,457, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 22, 2019, the registrant had 9,434,243 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2018, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

Novus Therapeutics, Inc. (Novus) is a specialty pharmaceutical company focused on developing products for patients with disorders of the ear, nose, and throat (ENT). The Company has two platform technologies, each with the potential to be developed for multiple indications. Novus’ lead program (OP0201) is a surfactant-based nasal aerosol drug-device combination product candidate being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (OM), which is middle ear inflammation and effusion with or without infection. Globally, OM affects more than 700 million adults and children every year, with over half of the cases occurring in children under five years of age. OM is one of the most common disorders seen in pediatric practice, and in the U.S. is a leading cause of health care visits and the most frequent reason children are prescribed antibiotics or undergo surgery. Novus also has a foam-based drug delivery technology platform (OP01xx), which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

Surfactant Platform (OP02xx)

The first product in the surfactant platform program, OP0201, is being developed as a potential first-in-class treatment option for OM. OM is often caused by Eustachian tube dysfunction (ETD). OP0201 is a nasal aerosol, drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine [DPPC]) and a spreading agent (cholesteryl palmitate [CP]) suspended in propellant. The product is administered intranasally via a pressurized metered-dose inhaler (pMDI). OP0201is intended to be used to restore the normal physiologic activity of the Eustachian tube (ET), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together, the active ingredients in OP0201 effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP0201 promotes ‘de-sticking’ of the ET so that ventilation of the middle ear is restored.

Novus is currently conducting four clinical trials to explore the safety, tolerability, and potential efficacy of OP0201. These trials include a phase 1 safety and pharmacodynamic effects study (study C-001), a phase 1 safety and tolerability study (study C-002), a phase 1 safety and exploration of effects study in adults with acute otitis media (study C-004), and an exploratory phase 2a study in children with acute otitis media (study C-006). Upon completion of these clinical studies, Novus intends to initiate phase 2 and phase 3 studies, with an initial focus on a development program that, if successful, will lead to registration of OP0201 in North America and key European markets as a product to treat OM and prevent OM in children. Additional development activities to support registration of OP0201 in other countries, or for other indications, or other patient populations, may occur in the future.

Foam Platform (OP01xx)

OP0101 and OP0102 are foam-based products intended to be used as a delivery vehicle for drugs to be administered into the ear canals, as well as the nasal and sinus cavities. OP0101 was the initial product utilizing the foam platform. It was developed as an improved treatment option for acute otitis externa (AOE), a common infectious medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP0101 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP0101 that was non-inferior to standard of care, but with a more favorable dosing regimen (once a day dosing instead of twice a day).

In 2016, Novus began development of OP0102, a second-generation formulation designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently suspended the OP0102 development program to focus resources on the surfactant program.

OP0201 for Otitis Media (OM)

OM is a generic term without reference to a specific etiology or pathogenesis and best regarded as a spectrum of diseases of the middle ear. OM is a very common condition and a leading cause of healthcare visits and antibiotic prescriptions. Common forms of OM are acute OM (AOM) and otitis media with effusion (OME). Both AOM and OME can occur episodically or persist for long periods of time. If reoccurrence is frequent (i.e., three episodes within six months), the patient is diagnosed with recurrent AOM (RAOM). If middle ear effusion (MEE) persists in the middle ear for longer than three months, then the patient is diagnosed with chronic OME (COME).

AOM is very common and can affect both children and adults. AOM is usually a short-term inflammation of the middle ear, characterized by the sudden onset of one or more signs or symptoms of acute middle ear inflammation (e.g., ear pain, fever or irritability) in the presence of MEE. AOM is often preceded by upper respiratory symptoms including cough and rhinorrhea. Micro-organisms (viral or bacterial) in the nasopharynx may reflux into the middle ear, where they adhere and colonize resulting in an ear infection. AOM is extremely common in young children, many of whom will have multiple AOM episodes (RAOM) over the course of months or even years.

OME is also very common and can affect both children and adults. OME is characterized by a non-purulent (non-infected) MEE without sudden onset of signs or symptoms of an acute ear infection. Symptoms usually involve conductive hearing loss or aural fullness caused by impaired transduction of sound waves through the fluid-filled middle ear, but typically without pain or fever. OME often follows an AOM episode and can last for several months or up to a year, which can result in speech and learning delays in children and other morbidities in both children and adults. There are several predisposing factors that have been associated with OME including environmental (e.g., bottle feeding, day-care setting, allergies to common environmental entities, cigarette smoke), age (higher incidence in pre-school age children), and ETD. Like AOM, patients can experience multiple OME episodes over the course of months or years (recurrent OME; ROME). If MEE persists for longer than three months, then the patient is diagnosed with COME and is often considered as a surgical candidate to insert tympanostomy tubes to facilitate ventilating the middle ear.

An important component of middle ear health is a normally functioning ET. The ET is a small cilia-lined passageway that connects the middle ear to the back of the nasal cavity (nasopharynx). Its primary functions are to protect, drain, and ventilate the middle ear. Normally, it is collapsed, preventing material from entering the middle ear. The ET opens periodically upon swallowing, chewing, yawning, or when a pressure differential exists between the middle ear and the external environment. When the ET becomes blocked or does not open normally, ETD occurs.

Pathophysiology of Otitis Media:

The pathophysiology of OM and ETD are closely related. Both conditions can arise as a result of upper respiratory tract infections, allergies, and other inflammatory mediators and one condition can perpetuate the other condition. There are more than 700 million cases of OM and ETD around the world every year, half of which occur in children under 5 years of age. In the U.S. alone, there were more than 15 million visits to physicians during 2014 related to OM and ETD. It is one of the most common diseases seen in Pediatric and Otolaryngology practices and is the most frequent reason children consume antibiotics or undergo surgery.

To date, no drug product has been approved to treat OM. Antibiotics are commonly used to treat AOM patients who present with signs and symptoms of infection, but antibiotics have no effect on viral infections or OME which is a non-infectious condition. More importantly, antibiotics do not prevent recurrent AOM, recurrent OME or chronic OME. Topical steroids, antihistamines, and decongestants have not been shown to be effective as OM treatments or to prevent OM. In addition, the American Academy of Otolaryngology—Head and Neck Surgery recommends against use of these drugs in patients with OM. The only option today to treat and possibly prevent RAOM, ROME or COME, is to perform a surgery where the tympanic membrane is perforated to improve drainage and ventilation of the middle ear (myringotomy or tympanostomy tube insertions). However, surgery is not always an effective solution for all patients as many continue to suffer with OM or its complications, and sometimes require repeat surgeries. Managing recurrent and chronic OM drives billions of dollars in healthcare costs and results in millions of surgical procedures in children and adults around the world. There is a clear unmet need for a safe, non-antibiotic, non-surgical option for patients.

In 2016, the U.S. Food and Drug Administration (FDA) permitted marketing of a medical device that uses a small intranasal balloon inserted into the ET to treat persistent ETD in adults. However, like OM, no drug product has been approved for the prevention of ETD.

OP0201 is a novel nasal aerosol combination drug product, comprised of the two active ingredients, DPPC and CP, and formulated with a propellant for easy administration. OP0201 is delivered as a local treatment through each nostril using a pMDI device. The pMDI device holds the canister and sprays the drug product into the nasal cavity. Together DPPC and CP are designed to effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces the passive pressure required for the ET to open. In other words, OP0201 is intended to promote ‘de-sticking’ of the ET so that ventilation of the middle ear may occur.

Avanti Polar Lipids, Inc. (Alabaster, Alabama, U.S.) is our sole supplier of DPPC and CP, the active pharmaceutical ingredients used in OP0201. Other manufacturers of DPPC and CP exist, but we have not yet qualified a secondary supplier. The drug product is currently manufactured using Good Manufacturing Practices by Sciarra Aeromed, Inc. (Hicksville, New York, U.S.). We have not yet qualified a secondary manufacturer.

Surfactants are ubiquitous and well-understood endogenous compounds present in human nasal passages, the ET, and lung tissues, as well as in human milk and amniotic fluid. Surfactants have been evaluated under the hypothesis that exogenous administration of surfactant to a mucosal lined lumen such as the alveoli would result in de-sticking of the tissue and allowance of oxygen exchange in the lungs. In the case of the ET, it is known that the quantity of surfactants along the ET of children with OM is significantly reduced when compared to otologically healthy children. Also, the ET surface tension in patients with OM is higher than reported for patients with healthy ETs, causing the luminal surfaces to stick together. Indeed, reduction in ET luminal surface tension and passive opening pressure (POP), as well as improved ET function was demonstrated in a study of six cynomolgus monkeys who received injections of the calf lung surfactant extract INFASURF® (whose main component is the surfactant DPPC) directly into the ET lumen.

The positive effects of OP0201 on ET function have been observed in preclinical animal studies using an early formulation of a DPPC and CP combination surfactant product. Meaningful reductions in POP of healthy ET, as well as meaningful reduction in severity and duration of OM episodes in three animal species after treatment were observed. In two separate animal-model experiments, the investigators studied the effects of intranasal administration of the early formulation on ET POP of the left ear as compared to propellant in healthy Mongolian gerbils and albino mice. In both animal species, administration of the product resulted in significant (p<0.001) reductions in mean ET POP measurements at both the 5 and 10-minute assessment times compared to baseline and immediately following propellant alone administration (Figures 1, 2 and 3). Among the gerbils, the mean (standard error [SE]) ET POP values (in millimeters of mercury [mmHg]) were 42.8 (2.29) at baseline, 42.43 (2.36) after propellant, 31.76 (1.74) at 5 minutes after surfactant, and 29.3 (1.51) at 10 minutes after surfactant. Similar findings were noted in the mice: mean (SE) ET POP values were 42.02 (1.22) at baseline, 42.02 (1.22) after propellant, 29.77 (1.69) at 5 minutes after surfactant, and 32.79 (1.77) at 10 minutes after surfactant.

Figure 1: Mean Passive Opening Pressures in Gerbil and Mice at Baseline, Immediately after Propellant, and at 5 and 10 Minutes after Surfactant Administration (Experiment 1)

*	p<0.05 for surfactant treatment (each timepoint and animal group) compared to baseline and following propellant administration.

In a study of experimentally induced AOM in chinchillas, the use of the early formulation was associated with a marked reduction in the severity and duration of AOM. Furthermore, quantitative cultures of middle ear fluid showed dramatic decreases in bacterial colonization with intranasal treatment alone (i.e., no antibiotics were administered in this study). Based on these findings, Novus believes that resolution of MEE may occur significantly earlier with treatment. The data suggest that restoration of ET function and ventilation of the middle ear is beneficial in resolving bacterial AOM.

Prior to licensing rights to the surfactant program, the inventors treated nine humans who had various OM and ETD conditions. This human experience was captured as case studies and reported to the FDA. Based on these case studies, in conjunction with the preclinical animal data, Novus believes that a product of this type may have utility in the treatment and prevention of OM and ETD in children and adults. Novus is currently conducting four clinical trials to explore the safety, tolerability, and potential efficacy of OP0201.

•

Study OP0201-C-001 (“C-001”) is a phase 1 clinical trial designed to evaluate safety, tolerability, and ET function following a single intranasal dose of OP0201 in 16 healthy adults. The randomized, double-blind, placebo-controlled, cross-over trial will explore the effect of a 20 mg dose of OP0201 on ET function. Assessment of ET function will be captured using continuous tympanic impedance while subjects are exposed to changes in atmospheric pressure produced in a hyperbaric/hypobaric chamber. The single center study will be conducted in Germany. Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03828149.

•

Study OP0201-C-002 (“C-002”) is a phase 1 clinical trial designed to evaluate safety and tolerability of daily intranasal administration of OP0201 over 14 consecutive days in 30 healthy adults. The randomized, double-blind, placebo-controlled, parallel-group, dose-escalation trial includes a 30 mg per day dose (Cohort A) and 60 mg per day dose (Cohort B) of OP0201. The study is being conducted at a single phase 1 unit in the U.S. Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03748758.

•

Study OP0201-C-004 (“C-004”) is a phase 1 clinical trial designed to evaluate safety, tolerability, and relief of ear pain over a 60-minute observation period following a single intranasal dose of OP0201 in 24 adults with acute otitis media. The randomized, double-blind, placebo-controlled, parallel-group trial will explore the effects of a 20 mg intranasal dose of OP0201. Assessment of pain relief will be captured utilizing a Visual Analog Scale (VAS), Numeric Rating Scale (NRS-11), Patient Global Impression of Change (PGIC), and Clinical Global Impressions Scale: Global Improvement (CGI-I). The multicenter study was conducted in the U.S. Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03766373.

•

Study OP0201-C-006 (“C-006”) is an exploratory phase 2a clinical trial designed to evaluate safety, tolerability, and efficacy of daily intranasal administration of OP0201 over 10 consecutive days in 50 pediatric patients, 6 to 24 months of age, with acute otitis media. The randomized, double-blind, placebo-controlled, parallel-group trial will explore the effects of a 20 mg per day dose of OP0201 as an adjunct to oral antibiotics. Patients will receive 10 days of treatment and will be followed for up to 30 days, during which multiple endpoints will be explored. The single center study will be conducted in the U.S. Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03818815.

Upon completion of these clinical studies, Novus intends to initiate phase 2 and phase 3 studies, with an initial focus on a development program that, if successful, will lead to registration of OP0201 in North America and key European markets as a product to treat OM and prevent OM in children. Additional development activities to support registration of OP0201 in other countries, or for other indications, or for other patient populations, may occur in the future.

OP0101 and OP0102 for Acute Otitis Externa (AOE)

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

The current market leader in the ear anti-infective market is CIPRODEX®, marketed by Alcon, which according to IMS Health generated over $400 million in sales in the U.S. in 2015. It is a liquid suspension containing the antibiotic ciprofloxacin and the steroid dexamethasone. It is administered as four drops per infected ear, twice-daily over seven days for a total of 14 doses (56 drops placed into the ear canal over the course of a week). There are numerous other branded and generic ear anti-infectives, but none of these are clinically differentiated from CIPRODEX. Although effective when administered properly, liquid drops like these anti-infectives can be a challenge to administer into the ear, particularly in children. Proper administration requires the patient to lie down with the infected ear pointed upward, careful placement of multiple drops into the infected ear, manipulation of the ear lobe to move the liquid down into the ear canal, and the patient should remain still with the infected ear pointed upwards after applying the product for a period of time to prevent the medication from draining out of the ear. In addition, rapid resolution of otalgia (ear pain) is not achieved with any of the currently approved anti-infective products, even those that also contain an anti-inflammatory (e.g., steroid) in the formulation, like CIPRODEX.

Foam formulations such as OP0101 and OP0102 are becoming a prominent delivery system for topical drugs due to the intrinsic advantages of the platform: easy and fast administration, visibility of product during and after the administration, and complete coverage of large and variable surface areas as the product expands and molds to the shape of the cavity. In addition, foam formulations can remain in place for longer periods of time, increasing residence time of drugs at target sites. Finally, foam-based ear products can be administered while the patient is standing or sitting and do not require holding the head in any special orientation for a period of time.

Novus conducted four clinical trials of its first generation, antibiotic only formulation (OP0101), which it believes supported the utility of the foam platform in AOE. Data from the most recent clinical trial was announced in January 2015. The study was a 220 patient, phase 2, randomized, multicenter, parallel, active comparator trial in 220 AOE patients ages six months and older. During this trial, OP0101, which contains 0.3% ciprofloxacin, was administered once-daily for 7 days (7 doses) while the active comparator (CIPRODEX), which contains 0.3% ciprofloxacin and 0.1% dexamethasone, was administered twice-daily for 7 days (14 doses). The primary endpoint of the study was clinical cure, defined as score = 0 for erythema, edema, tenderness, ear discharge (otorrhea), and no further antibiotic required. Safety and efficacy of OP0101 was found to be non-inferior to CIPRODEX, even though OP0101 contained no steroid and utilized 50% fewer doses over the week-long course of therapy. Although OP0101 proved to be effective in treating AOE infection, the product is not sufficiently differentiated from other products in the market. Novus believes that none of the currently marketed products adequately address the greatest unmet need, which is rapid pain relief. Therefore, in 2016, Novus began development of OP0102, a second-generation formulation designed to rapidly relieve ear pain and eradicate infection with less than seven days of treatment. Novus subsequently paused OP0102 development to focus resources on the surfactant program.

The competitive conditions faced by the Company are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.”

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

Novus’s intellectual property portfolio includes issued patents and patent applications directed towards products derived from Novus’s foam platform (OP01xx) and surfactant platform (OP02xx) with claims to pharmaceutical preparations as well as to methods of treatment. For OP0101 and OP0102, Novus owns or has exclusive rights to two families of patents, one with three U.S. and seven foreign patents (Canada, France, Germany, Israel, Italy, Spain, and the United Kingdom), and a second with two U.S. and five foreign patents (France, Germany, Italy, Spain and the United Kingdom). In the first family the last to expire issued patent in the U.S. will expire in September 2027, including patent term adjustment. In the second family the last to expire issued patent in the U.S. will expire in December 2033. For OP0201, Novus has exclusive rights to seven U.S. and three foreign patents (Canada, Mexico, and Europe). The last to expire patent in the U.S. will expire in November 2019. In addition, Novus owns or has exclusive rights to two U.S. patent applications and seven foreign patent applications. If allowed. the last to expire patent application will expire in December 2039, absent any adjustments or extensions.

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

License Agreement with Otodyne, Inc.

In November 2015, Novus entered into a license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. granting Novus exclusive worldwide rights to develop and commercialize surfactant-based products. Under the terms of the agreement, Novus is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for otitis media in the U.S. and key European markets (France, Germany, Italy, Spain, and the United Kingdom). Novus is responsible for prosecuting, maintaining, and enforcing all intellectual property and will be the sole owner of improvements.

In January 2016, Otodyne completed transfer of all technology, including the active investigational new drug application (IND), to Novus. Novus is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the U.S., two in Europe, and two in Japan. Novus is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. Novus is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from low-single to mid-single percent of net sales.

Government Regulation

Government authorities in the U.S., including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of pharmaceutical and biological products, such as those we are developing. Pricing of such products is also subject to regulation in many countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations, and biologics under the FDCA and the Public Health Service Act (PHSA) and its implementing regulations. FDA approval is required before any new unapproved drug or biologic or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the Good Laboratory Practices (GLP) regulations;
•	submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	preparation of and submission to the FDA of a biologics license application (BLA) or a new drug application, or NDA, after completion of all pivotal clinical trials;
•	potential review of the product application by a FDA advisory committee, where appropriate and if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA or NDA to file the application for review;
•

satisfactory completion of a FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices (cGMP) regulations;

•	potential FDA audit of the clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of a BLA or NDA prior to any commercial marketing or sale of the product.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices (GCPs) which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (Cures Act) which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug (compassionate use). This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug. At this time, Novus does not have a program for the compassionate use of an investigational product outside of a clinical trial as it is not applicable to our investigational products and our current stage of development.

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g. completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees are anticipated for OP0201 in calendar 2019.

A BLA or NDA for a new molecular entity must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator-initiated trials that are not sponsored by Novus. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

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

The FDA’s Decision on a BLA or NDA

The FDA evaluates a BLA to determine whether the data demonstrate that the biologic is safe, pure, and potent, or effective, and an NDA to determine whether the drug is safe and effective. After the FDA evaluates the BLA or NDA and conducts inspections of manufacturing facilities where the product will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data or an additional pivotal Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval and issue a denial. The FDA could also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy (REMS) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production, distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA or NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S.

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

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003 (PREA) as amended, BLAs and NDAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP) within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs. The requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted.

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA or NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of FDA-requested pediatric trials are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the BLA or NDA sponsor’s data.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (ANDA) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the listed drug...”

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

European Union/Rest of World Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of the European Union (EU) and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application (CTA) must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with good clinical practices (GCP) the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application. The content of the BLA or NDA filed in the U.S. is like that required in the EU, except, among other things, country-specific document requirements

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

Countries that are part of the EU, as well as countries outside of the European Union, have their own governing bodies, requirements, and processes with respect to the approval of pharmaceutical and biologic products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the EU

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure. The European Medicines Agency (EMA) implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area (EEA). This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

•

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

•

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In some cases, a Pediatric Investigation Plan (PIP) or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults. Because Novus intends to pursue pediatric indications for OP0201 before adult indications, a PIP will be submitted to EMA and other EU countries, as required. The PIP will need to be submitted early during product development, before marketing authorization applications are submitted. The timing of PIP submission cannot be after initiation of pivotal trials or confirmatory (phase 3) trials.

Exclusivity of New Chemical Entities and New Fixed Dose Combinations

In the EU, new chemical entities, sometimes referred to as new active substances as well as new fixed dose combinations, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which a generic application can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Exceptional Circumstances/Conditional Approval

Orphan drugs or drugs with unmet medical needs may be eligible for EU approval under exceptional circumstances or with conditional approval. Approval under exceptional circumstances may be applicable to orphan products and is used when an applicant is unable to provide comprehensive data on the efficacy and safety under normal conditions of use because the indication for which the product is intended is encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, when the present state of scientific knowledge does not allow comprehensive information to be provided, or when it is medically unethical to collect such information. Conditional marketing authorization may be applicable to orphan medicinal products, medicinal products for seriously debilitating or life-threatening diseases, or medicinal products to be used in emergency situations in response to recognized public threats. Conditional marketing authorization can be granted on the basis of less complete data than is normally required in order to meet unmet medical needs and in the interest of public health, provided the risk-benefit balance is positive, it is likely that the applicant will be able to provide the comprehensive clinical data, and unmet medical needs will be fulfilled. Conditional marketing authorization is subject to certain specific obligations to be reviewed annually.

Accelerated Review

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the U.S. and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third- party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear. Adoption of government controls, measures and tightening of restrictive policies in jurisdictions with existing controls and measures could limit payments for pharmaceuticals.

In European countries, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, the emphasis on cost containment measures in the U.S. and other countries has increased, and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the federal transparency laws, including the provision of the Affordable Care Act referred to as the federal Physician Payment Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals and ownership interests of physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are also subject to the U.S. Foreign Corrupt Practices Act (FCPA) which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

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

Employees

As of March 22, 2019, Novus had ten employees, all of which were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Financial Information about Segments

We operate in a single reportable segment in the U.S.

Reverse Merger

On December 21, 2016, Tokai Pharmaceuticals, Inc. (“Tokai”), a Delaware corporation, Otic, and the stockholders of Otic Pharma, Ltd. (“Otic”) (each a “Seller” and collectively, the “Sellers”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which, among other things, each Seller agreed to sell to Tokai, and Tokai agreed to purchase from each Seller, all of the common and preferred shares of Otic (“Otic Shares”) owned by such Seller in exchange for the issuance of a certain number of shares of common stock of Tokai, as determined pursuant to the terms of the Share Purchase Agreement (the “Reverse Merger”). The parties amended and restated the Share Purchase Agreement on March 2, 2017.

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

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Corporate Information

Otic was founded in the State of Israel in 2008. In 2015, Otic established U.S. operations and moved its corporate headquarters to Irvine, California. In 2017, Otic consummated the Reverse Merger with Tokai Pharmaceuticals, Inc., a Delaware corporation that was incorporated on March 26, 2004 and subsequently changed its name to Novus Therapeutics, Inc. Our executive offices are located at 19900 MacArthur Boulevard, Suite 550, Irvine, California 92612. Our telephone number is (949) 238-8090 and our website is novustherapeutics.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (SEC). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2019 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. If OP0201 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2018 is $14.1 million and the Company has an accumulated deficit of $41.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We are focused primarily on developing OP0201 as a potential first-in-class treatment option for patients at risk for or with otitis media (OM) (middle ear inflammation with or without infection). Although we have successfully manufactured a current Good Manufacturing Procedures (cGMP) batch of OP0201 drug product suitable for clinical trials, this was done on a smaller scale, and we may have difficultly scaling up manufacturing in a timely and cost-effective manner. We are currently conducting four clinical trials to explore the safety, tolerability, and potential efficacy of OP0201. Upon completion of these clinical studies, we intend to initiate phase 2 and phase 3 studies, with an initial focus on a development program that, if successful, will lead to registration of OP0201 in North America and key European markets as a product to treat OM and prevent OM in children. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully generate clinical data for the OP0201 program, we may have greater difficulty raising additional capital on favorable terms, or at all.

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

We are early in our development efforts and have only two drug candidates, OP0102 and OP0201. If we are unable to successfully develop and commercialize any drug candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all our efforts and financial resources in product development, including funding our formulation and device development, manufacturing, nonclinical studies, and clinical studies. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for our, or additional product candidates.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute formulation, manufacturing, clinical, and nonclinical development activities;
•	manufacture drug product at commercial scale;
•	establish and confirm commercially acceptable stability (shelf-life) of our drug products;
•	in-license or acquire other product candidates and advance them through clinical development;
•	obtain required regulatory approvals for the development and commercialization of OP0201 or other product candidates;
•	maintain, leverage and expand our intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for any approved and marketed drug products;
•	obtain and maintain adequate product pricing and reimbursement;
•	develop and maintain any strategic relationships we elect to enter; and
•	manage our spending as costs and expenses increase due to product manufacturing, nonclinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our or other product candidates, and our business will suffer.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking nonclinical studies, and, up until the consummation of the Reverse Merger, early stage clinical studies of our most advanced product candidate, OP0101. Subsequent to the completion of the Reverse Merger, we paused OP0101 and the OP0102 development program and began focusing substantially all our resources on the advancement of our surfactant product (OP0201) for otitis media. Operations related to OP0201 include arranging for third party vendors to formulate and manufacture material using cGMP and preparing for phase 1 and phase 2 clinical studies. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, as an early stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To successfully market any of our product candidates, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the U.S. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the formulation and commercialization of our product candidates.

We will continue to conduct OP0201 formulation and device development as the product advances through clinical development. We are highly dependent on third parties for OP0201 formulation and device development as well as manufacturing of drug product for future clinical trials and commercial supply.

Reformulation work for OP0102 to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with AOE commenced in 2016 but was subsequently put on hold. If development of OP0102 is resumed, additional formulation development and clinical studies with the new OP0102 combination product (antibiotic + anesthetic) will need to be conducted. There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the U.S. and/or that subsequent studies will not match results seen in prior studies with OP0101.

Given the early stage of development for both products, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation and device development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation and device development, nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. The outcome of nonclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. For instance, the results of our studies with the earlier generation OP0101 formulation may not be predictive of the results of studies conducted with OP0102 formulation. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective, safe and well-tolerated in humans or will receive regulatory approval.

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the EMA, or the Medicines & Healthcare Products Regulatory Agency (MHRA; the United Kingdom regulatory authority), will approve Clinical Trial Application’s for any of our product candidates in the future. There is also no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the EMA, MHRA, FDA or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	delays in completing formulation development and manufacturing as a prerequisite to commencing clinical work;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•

clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial, including the possibility we could learn of additional subjects who were exposed by predecessor IND sponsors to investigational drugs outside of clinical protocols;

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our contract research organizations (CROs) and other third parties;

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
•

regulators or institutional review boards (IRBs) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•

there may be changes in governmental regulations or administrative actions. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we may file or cause other regulatory delays, which could materially and adversely affect our business.

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

Additionally, because we are developing a drug-device combination product, we will be subject to greater regulatory scrutiny and technical challenges. Devices such as our metered-dose inhaler are regulated by a separate division within the FDA. Even if our drug compound is shown to be safe and effective, our delivery device must also demonstrate that it can reliably deliver a consistent dose of the drug across repeated uses. This is challenging and is subject to a further layer of regulatory review before our product can be approved. If we are unsuccessful in addressing these technical and regulatory challenges, our prospects could be adversely affected.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented and expenses for the development of our product candidates could increase.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. We do not know whether the ongoing or planned clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on its projected schedule. In addition, competitors may have ongoing clinical trials for product candidates that treat related or the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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
•

feedback from regulatory authorities, IRBs, ethics committees (ECs), or data safety monitoring boards, or results from earlier stage or concurrent nonclinical and clinical studies, that might require modifications to the protocol;

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

OP0201 is an early‑product candidate, and the side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through ongoing and future OP0201 clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims.

OP0102 second generation formulation will be an early-product candidate. The side effect profile in animals and humans will need to be fully established. OP0102 may be a product with an unacceptable side effect profile.

Risks Related to Our Financial Position and Need for Additional Capital

We have concluded and disclosed in the footnotes to our consolidated financial statements, included elsewhere within this Annual Report, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements.

Our consolidated financial statements included in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern and does not include any adjustments that may result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon a number of factors, including our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from obligations that become due in the ordinary course of business. Management currently believes that it will be necessary for us to raise additional funding in the form of an equity financing from the sale of common stock. There can be no guarantee that we will successfully raise all the funding we require. However, substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, it may be more difficult for us to raise the additional financing necessary to continue to operate our business and we may be forced to significantly alter our business strategy, substantially curtail our current operations, or cease operations altogether.

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

We have sufficient capital to complete the ongoing OP0201 phase 1 clinical studies but will require additional capital to conduct additional OP0201 studies and ultimately commercialize OP0201 if approved. We may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market the trading price of the common stock of the combined company could decline. At December 31, 2018, the Company had approximately 9.4 million shares outstanding.

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

Our product candidates must be approved by the FDA pursuant to a new drug application in the U.S. and by other regulatory authorities outside the U.S. prior to commercialization in the respective regions. The process of obtaining marketing approvals, both in the U.S. and outside the U.S., is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any country. We have no experience in filing and supporting the applications necessary to gain marketing approvals for ear, nose, or throat (ENT) products and may engage third-party consultants to assist in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data, and other supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product formulation and manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. In addition, varying interpretations of the data obtained from nonclinical and clinical studies could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed outside the U.S.

In order to market and sell our products in the EU and other international jurisdictions outside of the U.S., we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may require additional nonclinical, clinical or health outcome data. In addition, the time required to obtain approval may differ substantially amongst international jurisdictions.

The regulatory approval process outside the U.S. generally includes all the risks associated with obtaining FDA approval. In addition to regulatory approval, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the EMA, MHRA, or FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation that are specific to those defined by regulatory authorities in the countries where the product is approved. In the U.S. and other countries that follow the International Conference on Harmonization (ICH), these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians and recordkeeping.

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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Legislation regulating the pharmaceutical and healthcare industries may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes intended to contain healthcare costs and modify the regulation of drug and biologic products.  These and other regulatory changes could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) substantially changed the way healthcare is financed by both governmental and private insurers, significantly impacting the U.S. pharmaceutical industry. The PPACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes annual fees and taxes on manufacturers of certain branded prescription drugs. Implementation of the PPACA remains ongoing, but there is uncertainty as to how the law’s various provisions will ultimately affect the industry and whether all aspects of the law will remain in place.

In addition to the PPACA, other legislative changes have been proposed and adopted since the PPACA was enacted. In the U.S., the Budget Control Act of 2011 included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. This policy was initially set to expire in fiscal year 2021 but has been extended to 2025.  In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, under the Trump administration there may be additional regulatory changes, as well as the potential repeal (in whole or in part) of the PPACA, that could negatively affect insurance coverage and/or drug prices. Any such new laws may result in additional reductions in Medicare and other healthcare funding.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

Laws, restrictions, and other regulatory measures are also imposed by healthcare laws and regulations in international jurisdictions and in those jurisdictions we face the same issues as in the U.S. regarding difficulty and cost for us to obtain marketing approval and commercialization of our product candidates and which may affect the prices we may obtain.

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Laws, restrictions, and other regulatory measures are also imposed by anti-kickback, fraud and abuse, and other healthcare laws and regulations in international jurisdictions, and in those jurisdictions we face the same issues as in the

United State regarding exposure to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm, and diminished profits and future earnings.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a number of companies developing or marketing treatments for AOE, including many major pharmaceutical and biotechnology companies. We expect that OP0102 will face competition from numerous FDA-approved therapeutics, including CIPRODEX® and numerous other branded and generic ear anti-infectives.

In OM, there are currently no drug therapies approved for the treatment or prevention of OM. We expect that OP0201 will compete primarily with a surgery where the tympanic membrane is perforated to improve drainage and ventilation of the middle ear (myringotomy or tympanostomy tube insertions) as a means of preventing recurrent or chronic OM. We may also compete with a medical device that uses a small intranasal balloon inserted into the ET to ventilate the ET in patients with ETD of a particular type. Surgery may continue to be the preferred treatment for OM in children whereas the intranasal balloon may be the preferred treatment for ET dysfunction in adults. Patients may be prescribed concurrent antibiotic therapy for AOM, but these products will not be competitive with, but likely used in conjunction with OP0201.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payers, in the U.S. and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Increased expense is incurred to cover costs of health outcome focused research used to generate data necessary to justify the value of our products in order to secure reimbursement. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

For some of our product candidates, we may in the future determine to seek to collaborate with pharmaceutical and biotechnology companies for development or commercialization of our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or nonclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates, and our business may be materially and adversely affected.

Future collaborations that we may enter could involve the following risks:

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have sole suppliers for one or more of our active pharmaceutical ingredients (“API”), and a different sole manufacturer for each of our product candidates. In addition, these materials are custom-made and available from only a limited number of sources. In particular, there may be a limited supply source for APIs for OP0201 or other potential product candidates. Although we believe that our third-party suppliers maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations. We do not have any long-term agreements in place with our current API suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing approved product candidates could negatively affect our sales revenues, as well as delay our clinical trials.

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

The third parties we rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our clinical or commercialization activities. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third-party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

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

We depend on CROs and other contracted third parties to perform nonclinical and clinical testing and certain other research and development activities. As a result, the outcomes of the activities performed by these organizations will be, to a certain extent, beyond our control.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the EU, the U.S. and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the U.S. and internationally that are related to our novel technologies and product candidates. This patent portfolio includes issued patents and pending patent applications covering pharmaceutical compositions and methods of use.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the EU, the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office (“USPTO”) recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our own.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In certain situations, non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have acquired rights to our OP0201 technology through a license agreement with Otodyne, Inc. and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements may impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any NDAs or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, where the United Kingdom’s vote to leave the EU has created additional economic uncertainty. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 65.2% of our capital stock as of December 31, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we will have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Our financial statements have only been prepared in accordance with GAAP since the closing of the Reverse Merger. Since that time, we have implemented measures designed to improve our internal controls over financial reporting, including by bringing in additional accounting resources and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. If we are unable to successfully maintain internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located in Irvine, California. We lease approximately 5,197 square feet of office space under an operating lease that expires in September 2021.

Item 3. Legal Proceedings.

Information pertaining to legal proceedings is provided under the heading “Legal Proceedings” in Note 6, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

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

As of March 22, 2019, there were approximately 18 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

ABOUT NOVUS THERAPEUTICS

Overview

Novus Therapeutics, Inc. (Novus) is a specialty pharmaceutical company focused on developing products for patients with disorders of the ear, nose, and throat (ENT). Novus has two technologies, each with the potential to be developed for multiple indications. Novus’ lead program (OP0201) is a surfactant-based nasal aerosol drug-device combination product being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (OM), which is middle ear inflammation with or without infection. Globally, OM affects more than 700 million adults and children every year, with over half of the cases occurring in children under five years of age. OM is one of the most common disorders seen in pediatric practice, and in the U.S. is a leading cause of health care visits and the most frequent reason children are prescribed antibiotics or undergo surgery. Novus also has a foam-based drug delivery technology (OP01xx), which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

Surfactant Platform (OP02xx)

The first product in the surfactant platform program is OP0201, which is being developed as a potential first-in-class treatment option for OM. OM is often caused by Eustachian tube dysfunction (ETD). OP0201 is a nasal aerosol, drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine [DPPC]) and a spreading agent (cholesteryl palmitate [CP]) suspended in propellant. The product is administered intranasally via a pressurized metered-dose inhaler (pMDI). OP0201is intended to be used to restore the normal physiologic activity of the Eustachian tube (ET), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together the active ingredients in OP0201 (DPPC and CP) effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP0201 promotes ‘de-sticking’ of the ET so that ventilation of the middle ear is restored.

Novus is currently conducting four clinical trials to explore the safety, tolerability, and potential efficacy of OP0201. These trials include a phase 1 safety and pharmacodynamic effects study (study C-001), a phase 1 safety and tolerability study (study C-002), a phase 1 safety and exploration of effects study in adults with acute otitis media (study C-004), and an exploratory phase 2a study in children with acute otitis media (study C-006). Upon completion of these clinical studies, Novus intends to initiate phase 2 and phase 3 studies, with an initial focus on a development program that, if successful, will lead to registration of OP0201 in North America and key European markets as a product to treat OM and prevent OM in children. Additional development activities to support registration of OP0201 in other countries, or for other indications, or other patient populations, may occur in the future.

Foam Platform (OP01xx)

OP0101 and OP0102 are foam-based products intended to be used as a delivery vehicle for drugs to be administered into the ear canals, as well as the nasal and sinus cavities. OP0101 was the initial product utilizing the foam platform. It was developed as an improved treatment option for acute otitis externa (AOE), a common infectious medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP0101 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP0101 that was non-inferior to standard of care, but with a more favorable dosing regimen (once a day dosing instead of twice a day).

In 2016, Novus began development of OP0102, a second-generation formulation designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently paused the OP0102 development program to focus resources on the surfactant program.

RECENT DEVELOPMENTS

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, shares of the Company’s common stock. In connection with the Equity Distribution Agreement on August 21, 2017, the Company filed a prospectus supplement (the “2017 Prospectus) under which the Company was permitted to offer and sell up to $8.5 million in shares of its common stock. From October 2, 2017 through March 9, 2018, the Company sold 2,463,966 shares of its common stock through Piper Jaffray under the Equity Distribution Agreement and 2017 Prospectus for gross proceeds of approximately $8.5 million. During the year ended December 31, 2018, the Company received approximately $7.5 million in proceeds, net of $232,000 in offering costs.

No further sales will be made under the 2017 Prospectus.

On July 23, 2018, the Company filed a new prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $8.8 million in shares of its common stock. No shares have been sold under the 2018 Prospectus as of December 31, 2018.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment as of October 1 of each year or earlier if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing the reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for Company products to be commercialized. The Company’s market capitalization is also considered as a part of its analysis.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2018 and 2017

The following table provides comparative results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	$ Variance	% Variance
Operating expenses:
Research and Development	$6,817	$2,022	$4,795	237%
General and Administrative	7,243	11,099	(3,856)	-35%
Total operating expenses	14,060	13,121	939	7%
Loss from operations	(14,060)	(13,121)	(939)	7%
Other income (expense), net	(5)	5	(10)	(200)%
Net loss and other comprehensive loss	$(14,065)	$(13,116)	$(949)	7%

Research and Development Expenses

The increase in research and development expenses of $4.8 million for the year ended December 31, 2018 was primarily due to an increase in formulation and device development costs of $2.1 million, an increase in clinical development costs of $1.7 million, and an increase in consulting costs of $242,000 related to the advancement of our OP0201 programs. Additionally, personnel costs to support our programs increased $713,000 due to additional headcount in clinical operations and regulatory operations and bonus accrual. We expect research and development expenses to increase in subsequent periods as we advance our OP0201 programs.

General and Administrative Expenses

The decrease in general and administrative expenses of $3.9 million for the year ended December 31, 2018 was primarily due to a reduction of $5.1 million in merger‑related expenses, partially offset by an increase of $659,000 in administrative costs associated with operating a public company and a $511,000 increase in personnel related costs due to additional headcount and bonus accrual.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to interest income received on interest bearing accounts in the year ended December 31, 2017. As cash was used in operations, all cash was needed in operating accounts and there was less balances in interest bearing accounts during the year ended December 31,2018. Other expense consisted primarily of realized losses related to foreign currency translation for vendor payments in the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had cash and cash equivalents of $13.0 million, consisting of readily available cash in bank accounts and an accumulated deficit of $41.6 million. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in the Reverse Merger with Tokai.

We do not have any approved products for commercial sale and have never generated revenue from product sales, and have incurred significant net losses since our inception and expect to continue to incur net operating losses for the foreseeable future. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates, or enter into collaborative arrangements with third parties. Our primary use of cash is to fund operating expenses, which consist of research and development expenses and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

We will continue to require additional financing in order to advance OP0201 through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. See the section of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

On May 9, 2017, we completed our Reverse Merger with Tokai, which provided $23.3 million in cash and cash equivalents. Immediately following the Reverse Merger, we raised $4.0 million in aggregate gross proceeds from a private placement of our common stock.

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into an equity distribution agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings. Under the 2017 Prospectus, we sold shares of common stock from October 2, 2017 through March 9, 2018 for gross proceeds of approximately $8.5 million.  Under the 2018 Prospectus, we may offer and sell up to an additional $8.8 million in shares of common stock. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

As a result of these conditions, we have concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that our consolidated financial statements were issued without raising additional capital. The financial information and consolidated financial statements included in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(11,893)	$(14,941)
Net cash provided by investing activities	—	23,258
Net cash provided by financing activities	7,562	7,869
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(4,331)	$16,186

Comparison of the Years Ended December 31, 2018 and 2017

Net cash used in operating activities for the year ended December 31, 2018 consisted primarily of our net loss of $14.1 million, partially offset by non-cash items consisting primarily of depreciation and stock-based compensation totaling $1.6 million. Additionally, cash used in operating expenses for the year ended December 31, 2018 reflected a net increase in cash from changes in operating assets and liabilities of $618,000, primarily due to an increase in our accounts payable and accrued liabilities.

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

There was no cash provided by or used in investing activities for the year ended December 31, 2018.

Net cash provided by investing activities for the year ended December 31, 2017 consisted primarily of cash received from the Reverse Merger of $23.3 million.

Net cash provided by financing activities for the year ended December 31, 2018 was comprised of net proceeds of $7.5 million from the issuance of approximately 2.3 million shares of common stock under the Equity Distribution Agreement, and proceeds from the exercise of stock options in the amount of $71,000.

Net cash provided by significant financing activities in the year ended December 31, 2017 was comprised of $4.0 million in proceeds from the Stock Purchase Agreement for the purchase of 400,400 shares of Novus common stock, net proceeds of $750,000 for the issuance of approximately 167,000 shares of common stock under the Equity Distribution Agreement, and proceeds from the exercise of warrants in the amount of $3.1 million.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations primarily result from property leases for office space. Although we do have obligations for CRO services, the table below excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed‑upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2018, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$514	$180	$334	$—	$—
Total	$514	$180	$334	$—	$—

See Note 6. Commitments and Contingencies in the notes to the consolidated financial statements for a summary of contracts held by the Company as of December 31, 2018.

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

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2018, our internal control over financial reporting is effective.

As an emerging growth company, as defined under the terms of the JOBS Act of 2012, the Company’s independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the Corporate Governance section of our website, which is located at http://ir.novustherapeutics.com/corporate-governance/governance-overview. We intend to disclose on our website any amendments to, or waivers from, the code of business conduct and ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3)	Exhibits:

Exhibit						Filed
Number	Exhibit Description	Incorporated by Reference				Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Amended and Restated Share Purchase Agreement dated as of March 2, 2017, by and among the Registrant, Otic Pharma, Ltd., and shareholders of Otic Pharma, Ltd., named therein.	10-K	001-36620	2.1	March 3, 2017

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Amended and Restated Bylaws of Novus Therapeutics, Inc.	8-A/A	001-36620	3.4	June 23, 2017

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

10.1	Registration Rights Agreement, dated May 10, 2017, by and among the Company and the Purchasers	8-K	001-36620	10.1	May 15, 2017

10.2*	Form of Indemnification Agreement between Novus Therapeutics, Inc. and each of its directors and executive officers	10-Q	001-36620	10.1	August 9, 2017

10.3	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.4	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

Exhibit						Filed
Number	Exhibit Description	Incorporated by Reference				Herewith
		Form	File No.	Exhibit	Filing Date

10.5*	Executive Employment Agreement, dated July 15, 2015, between Otic Pharma, Inc., and Gregory J. Flesher	10-Q	001-36620	10.3	August 9, 2017

10.6	Exclusive License Agreement, dated November 1, 2015, between Scientific Development and Research, Inc. and Otodyne, Inc., on the one hand, and Oticpharma, Inc., on the other hand†	10-Q	001-36620	10.4	August 9, 2017

10.7*	Offer of Employment, dated July 1, 2017, from Novus Therapeutics, Inc. to Jon Kuwahara	10-Q	001-36620	10.5	August 9, 2017

10.8*	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Gregory J. Flesher	10-Q	001-36620	10.6	August 9, 2017

10.9*	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Jon S. Kuwahara	10-Q	001-36620	10.7	August 9, 2017

10.10	Equity Distribution Agreement, dated as of August 21, 2017, between Novus Therapeutics, Inc. and Piper Jaffray & Co.	8-K	001-36620	1.1	August 22, 2017

10.11	Otic Pharma Ltd. Global Share Incentive Plan (2012)	10-K	001-36620	10.10	April 2, 2018

10.12	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.13	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.14	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.15*	Executive Employment Agreement, dated November 10, 2015, between Otic Pharma, Inc. and Catherine C. Turkel					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit						Filed
Number	Exhibit Description	Incorporated by Reference				Herewith
		Form	File No.	Exhibit	Filing Date

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Novus Therapeutics, Inc.
Date: March 27, 2019	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 27, 2019	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory J. Flesher	Chief Executive Officer and Director	March 27, 2019
Gregory J. Flesher	(Principal Executive Officer)

/s/ Jon S. Kuwahara	Senior Vice President Finance & Administration	March 27, 2019
Jon S. Kuwahara	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 27, 2019
Keith A. Katkin

/s/ Erez Chimovits	Director	March 27, 2019
Erez Chimovits

/s/ Cheryl L. Cohen	Director	March 27, 2019
Cheryl L. Cohen

/s/ Gary A. Lyons	Director	March 27, 2019
Gary A. Lyons

/s/ John S. McBride	Director	March 27, 2019
John S. McBride

NOVUS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Novus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novus Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Irvine, California

March 27, 2019

NOVUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$12,972	$17,233
Restricted cash	—	70
Prepaid expenses and other current assets	1,304	1,697
Total current assets	14,276	19,000
Property and equipment, net	14	25
Goodwill	1,867	1,867
Other assets	869	—
Total assets	$17,026	$20,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$689	$418
Accrued severance	—	668
Accrued expenses and other liabilities	1,845	354
Total liabilities	2,534	1,440
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2018 and 2017; 9,422,143 and 7,110,414 shares issued and outstanding at December 31, 2018 and 2017, respectively	9	7
Additional paid-in capital	56,054	46,951
Accumulated deficit	(41,571)	(27,506)
Total stockholders’ equity	14,492	19,452
Total liabilities and stockholders’ equity	$17,026	$20,892

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Operating expenses
Research and development	$6,817	$2,022
General and administrative	7,243	11,099
Total operating expenses	14,060	13,121
Loss from operations	(14,060)	(13,121)
Other income (expense), net	(5)	5
Net loss and other comprehensive loss	$(14,065)	$(13,116)
Net loss per share, basic and diluted	$(1.56)	$(2.30)
Weighted-average common shares outstanding, basic and diluted	9,005,352	4,677,610

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Stockholders' Equity
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receipts on Account of Preferred Stock	Accumulated Deficit	Total
Balance as of December 31, 2016	394,306	—	19,533,331	19	11,378	291	(14,390)	(2,702)
Issuance of preferred stock for exercise of warrants	—	—	7,941,493	8	3,111	—	—	3,119
Issuance of common stock for cashless exercise of warrants	152,580	—	—	—	—	—	—	—
Conversion of convertible note and accrued interest to common stock	323,261	1	—	—	3,446	—	—	3,447
Receipt on account of contingently convertible stock	104,788	—	—	—	291	(291)	—	—
Conversion of preferred stock and accrued dividends to common stock	3,052,758	3	(27,474,824)	(27)	24	—	—	—
Issuance of common stock in connection with Reverse Merger	2,515,739	3	—	—	23,372	—	—	23,375
Issuance of common stock for cash	400,400	—	—	—	4,000	—	—	4,000
Issuance of common stock at-the-market, net of issuance costs	167,356	—	—	—	750	—	—	750
Cancellation of fractional common stock	(774)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	579	—	—	579
Net loss and other comprehensive loss	—	—	—	—	—	—	(13,116)	(13,116)
Balance as of December 31, 2017	7,110,414	7	—	—	46,951	—	(27,506)	19,452
Issuance of common stock at-the-market, net of issuance costs	2,296,610	2	—	—	7,489	—	—	7,491
Exercise of options	15,119	—	—	—	71	—	—	71
Stock-based compensation	—	—	—	—	1,543	—	—	1,543
Net loss and other comprehensive loss	—	—	—	—	—	—	(14,065)	(14,065)
Balance as of December 31, 2018	9,422,143	$9	—	$—	$56,054	$—	$(41,571)	$14,492

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(14,065)	$(13,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	22
Stock-based compensation	1,543	579
Loss on disposal of equipment	—	49
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(476)	(517)
Accounts payable and accrued expenses	1,094	(1,958)
Net cash used in operating activities	(11,893)	(14,941)
Investing activities
Cash received from merger transaction	—	23,250
Proceeds from sale of equipment	—	8
Net cash provided by investing activities	—	23,258
Financing activities
Proceeds from issuance of common stock, net	7,491	4,750
Proceeds from exercise of warrants	—	3,119
Proceeds from exercise of stock options	71	—
Net cash provided by financing activities	7,562	7,869
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,331)	16,186
Cash, cash equivalents and restricted cash at beginning of period	17,303	1,117
Cash, cash equivalents and restricted cash at end of period	$12,972	$17,303
Supplemental disclosure of cash flow information
Noncash activities:
Conversion of promissory note and interest to common stock	$—	$3,447
Conversion of contingently issuable shares to common stock	$—	$291
Issuance of common stock in merger	$—	$23,375
Conversion of preferred shares to common stock	$—	$27
Fair value of assets acquired and liabilities assumed in the merger:
Fair value of assets acquired, excluding cash and restricted cash	$—	$3,072
Fair value of liabilities assumed	$—	(2,947)
Fair value of net assets acquired in the merger	$—	$125

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Novus, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Otic. Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc. The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The activities of the Company’s foreign subsidiary are not significant to the consolidated financial statements.

All significant intercompany accounts and transactions among the entities have been eliminated in consolidation.

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $14.1 million and used $11.9 million of cash in operating activities for the year ended December 31, 2018. As of December 31, 2018, the Company had cash of $13.0 million, working capital of $11.7 million and an accumulated deficit of $41.6 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the

Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. If the Company is unable to obtain the necessary level of capital through external financing during the first half of 2019, as contemplated in its operating plan, the Company intends to implement certain cost cutting measures commencing in the first half of 2019 to reduce its cash flow requirements. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives during 2019 as it seeks strategic alternatives.

At the time of issuance of the consolidated financial statements for the year ended December 31, 2018, the Company concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months from the date of issuance of the consolidated financial statements for the year ended December 31, 2018. The financial information and the consolidated financial statements included in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximate their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents at December 31, 2018 and 2017.

Restricted Cash

Restricted cash represents cash required to be set aside as security for lease payments or to maintain a letter of credit for the benefit of the landlord for the Company’s offices. The Company had restricted cash of $0 and $70,000 at December 31, 2018 and 2017, respectively.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value.

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

The Company had no financial instruments, assets or liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017.

Concentration of Credit Risk and Other Risks and Uncertainties

As of December 31, 2018 and 2017, all of the Company’s long-lived assets were located in the U.S.

Financial instruments that are subject to concentration of credit risk consist primarily of cash equivalents. The Company’s policy is to invest cash in institutional money market funds to limit the amount of credit exposure. At times, the Company maintains cash equivalents in short‑term money market funds and it has not experienced any losses on its cash equivalents.

The Company’s products will require approval from the U.S. Food and Drug Administration (FDA) and foreign regulatory agencies before commercial sales can commence. There can be no assurance that its products will receive any of these required approvals. The denial or delay of such approvals may impact the Company’s business in the future. In addition, after the approval by the FDA, there is still an ongoing risk of adverse events that did not appear during the product approval process.

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

Our facilities and equipment may be affected by natural or man-made disasters. We currently conduct our research, development and management activities in Irvine, California, near known earthquake fault zones. We have taken precautions to safeguard our facilities, equipment and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems may be vulnerable to earthquakes, fire, storm, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any circumstance and may not continue to be available to use on acceptable terms, or at all.

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

Reportable Segments

Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer and the Company has determined that it operates in one business segment, which is the development of products for disorders of the ear, nose, and throat.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment as of October 1 of each year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing the reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for Company products to be commercialized. The Company’s market capitalization is also considered as a part of its analysis.

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its most recent annual evaluation for impairment as of October 1, 2018 using the qualitative assessment and determined that no impairment existed. No impairments were recorded for the years ended December 31, 2018 and 2017.

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

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. No impairments of tangible assets have been identified during the years presented.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2018.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, and stock options and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position.

	Year Ended December 31,
	2018	2017
	(In thousands, except share and per share data)
Net loss available to stockholders of the company	$(14,065)	$(13,116)
Interest accumulated on preferred shares and on preferred shares contingently issuable for little or no cash	—	(328)
Net loss attributable to stockholders of preferred shares and to stockholders of preferred shares contingently issuable for little or no cash	—	2,666
Net loss used in the calculation of basic and diluted loss per share	$(14,065)	$(10,778)
Net loss per share, basic and diluted	$(1.56)	$(2.30)
Weighted-average number of common shares	9,005,352	4,677,610

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the year ended December 31, 2018, common share equivalents of 974,817 shares were anti-dilutive. For the year ended December 31, 2017, common share equivalents of 782,340 shares were anti-dilutive.

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

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are calculated at the beginning and end of the year; the change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the year generally is recognized as a deferred tax expense or benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a full valuation allowance on our deferred tax assets as of December 31, 2018 and 2017 because we believe it is more likely than not that our deferred tax assets will not be realized as of those dates.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which became effective January 1, 2018. The Tax Act significantly changed the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate from 35% to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. We have performed a review of the Tax Act, and recorded amounts related to the revaluation of our deferred taxes and the realization of certain tax credit carryforwards. However, as the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in the accompanying consolidated financial statements as a result of the Tax Act.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2018 or 2017. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 8. Income Taxes in the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. However, as provided for by the SEC in Q&A 105.09, the Company will defer presenting its analysis of stockholders’ equity in its quarterly report in Form 10-Q until its quarter ended March 31, 2019.   The Company does not expect the adoption of SEC Release No. 33-10532 to have a material impact on its financial position, results of operations or cash flows.

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), an amendment to the accounting guidance on cloud computing service arrangements that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments in ASU No. 2018-07 are effective for the Company beginning in 2019, with early adoption permitted, but no earlier than a company’s adoption date of Topic 606 Revenue from Contracts with Customers. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passing of H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”) and requires certain disclosures about stranded tax effects. The amendments in ASU No. 2018-02 are effective beginning in 2019, with early adoption permitted, and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. Federal corporate tax rate in the Tax Act is recognized. The Company does not expect the adoption of this guidance will have an impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)”, which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU 2017-04. ASU 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation – Scope of Modification Accounting” or ASU 2017-09.  ASU 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard was effective for fiscal years beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. There was no impact upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-to-use assets and corresponding lease liabilities for all significant financing and operating leases on its balance sheet that are not considered short-term and disclose key information about leasing arrangements. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an alternative transition method by allowing companies to continue to use the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of the new leases standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.

The Company has adopted the requirements of the new lease standard effective January 1, 2019 and has elected the optional transition method to apply the standard as of the effective date and therefore, the Company will not apply the standard to the comparative periods presented in the consolidated financial statements. The Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company will elect a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company is finalizing its analysis of certain key assumptions that will be utilized at the transition date including the incremental borrowing rate.

The standard will have a material impact on the Company’s consolidated balance sheets effective January 1, 2019, but will not have an impact on its consolidated statements of operations as of January 1, 2019. The most significant impact will be the recognition of a right-to-use asset and corresponding lease liability for the Company’s sole operating lease—the Company has no finance leases.

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

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Tokai, on a pro forma basis, as if the Reverse Merger had occurred at the beginning of the periods presented (in thousands):

Year Ended December 31,
2017
Operating expenses
Research and development	$2,481
General and administrative	9,356
Total operating expenses	11,837
Loss from operations	(11,837)
Other income, net	45
Net loss and other comprehensive loss	$(11,792)
Net loss per share, basic and diluted	$(2.52)
Weighted-average shares outstanding, basic and diluted	4,677,610

The above unaudited pro forma information was determined based on historical GAAP results of Otic and Tokai. The unaudited pro forma combined results are not necessarily indicative of what the Company’s combined results of operations would have been if the acquisition was completed at the beginning of the periods presented. The unaudited pro forma combined net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

•

Elimination of transaction costs of $7.2 million incurred during the year ended December 31, 2017. The amount has been eliminated on a pro forma basis as they are not expected to have a continuing effect on the operating results of the combined company.

•	An increase in the weighted-average shares outstanding for the period after giving effect to the issuance of Tokai common stock in connection with the Reverse Merger and Private Placement.

Note 4. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Prepaid insurance	$413	$1,518
Prepaid other	261	161
Other current assets	630	18
Total prepaid expenses and other current assets	$1,304	$1,697

Accrued expenses and other liabilities consisted of the following as of December 31, 2018 and December 31, 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Accrued compensation and related expenses	$742	$—
Accrued clinical	735	85
Accrued professional services	194	158
Accrued vacation	160	111
Accrued other	14	—
Total accrued expenses and other liabilities	$1,845	$354

Note 5. Goodwill

The changes in the carrying amount of goodwill consisted of the following as of December 31, 2018 and December 31, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of January 1, 2017	$—	$—	$—
Additions (1)	1,867	—	1,867
Balance as of December 31, 2017	1,867	—	1,867
Additions	—	—	—
Balance as of December 31, 2018	$1,867	$—	$1,867

(1)	Relates to the Reverse Merger (See Note 3. Reverse Merger).

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $170,000 and $1.0 million for the year ended December 31, 2018 and 2017, respectively.

In February 2015, Tokai entered into a sublease for 15,981 square feet of office space in Boston, Massachusetts. The term of the sublease commenced on April 1, 2015 and initially expired on December 31, 2016 until subsequently extended through July 31, 2018. In November 2017, the Company terminated the lease early and paid an additional $455,000 in advance rent in conjunction with the lease termination.

In September 2015, Otic entered into a three-year operating lease for 5,197 square feet of office space in Irvine, California. The lease had an initial expiration date of August 31, 2018; however, the Company extended the term of the lease through September 30, 2021 by amending the office lease in April 2018.

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

2019	$180
2020	188
2021	146
Total minimum lease payments	$514

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

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. dollar and bear annual interest of LIBOR. The grants are to be repaid as royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants, if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2018; therefore, no liability was recorded for the repayment in the accompanying consolidated financial statements.

Otodyne License Agreement

In November 2015, the Company entered into an exclusive license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. (collectively, the “Licensors”) granting it exclusive worldwide rights to develop and commercialize OP0201, a potential first-in-class treatment option for patients at risk for or with otitis media (middle ear inflammation with or without infection), which is often caused by ETD. Under the terms of the agreement, the Company is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for otitis media in the U.S. and key European markets (France, Germany, Italy, Spain, and the United Kingdom). The Company is responsible for prosecuting, maintaining, and enforcing all intellectual property and will be the sole owner of improvements. Under the agreement with the Licensors, the Company paid license fees totaling $750,000 and issued 9,780 common shares to the Licensors, which was expensed to research and development during the year ended December 31, 2015.

In December 2015, the Licensors completed transfer of all technology, including the active IND application to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. There were no milestones achieved during the years ended December 31, 2018 or 2017.

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

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Massachusetts State Court, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion. On March 27, 2018 the Wu Action was remanded to the Massachusetts State Court. On May 3, 2018, plaintiff filed an amended class action complaint. Following the refiling of the Jackie888 Action in Massachusetts State Court (discussed above), on June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action. On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Defendants moved to dismiss the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 28, 2018, and defendants filed their reply in support of their motion on October 19, 2018. In addition, Defendants moved to strike the class allegations in the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 11, 2018, and defendants filed their reply in support of their motion on September 21, 2018. The court held a hearing on November 15, 2018 on defendants’ motion to strike. On December 20, 2018, the court denied defendants’ motion to strike.  The court held a hearing on December 20, 2018 on defendants’ motion to dismiss.  On January 8, 2019, the court denied defendants’ motion to dismiss.  On February 6, 2019, the court entered a scheduling order, pursuant to which discovery on merits issues was stayed pending the court’s resolution of class certification.  Discovery on class certification and standing issues must be completed by July 12, 2019.  Plaintiffs’ motion for class certification and defendants; motion to dismiss for lack of standing shall be filed on or by August 22, 2019, oppositions thereto shall be filed on or by September 19, 2019, and replies in support shall be filed on or by October 10, 2019.  The court scheduled a hearing for October 23, 2019 on the motions.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff will oppose defendants’ motion by or on November 19, 2018, defendants will file any reply in support of their motion by or on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition by or on January 8, 2019. The court set a hearing for February 25, 2019 on defendants’ motion to dismiss but later cancelled the hearing.  At this time, the hearing has not been rescheduled.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2018 and 2017.

Note 7. Stock-Based Compensation

Otic had one stock compensation plan prior to the Reverse Merger, the 2012 Global Share Incentive Plan (the “2012 Plan”). Under the 2012 Plan, stock options, restricted share units and performance share awards may be granted to the Company’s directors, employees and consultants. Options remain outstanding under the 2012 Plan. In connection with the Reverse Merger, all such options converted into options to purchase shares of Tokai common stock, as renamed Novus. Subsequent to the reverse merger, no additional grants will be made from the 2012 Plan. Options granted under the 2012 Plan generally expire ten years from the date of grant.

Prior to the Reverse Merger, Tokai had two stock compensation plans, the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The 2014 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2014 Plan was 1,700,000 shares of common stock and may be increased by the number of shares under the 2007 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 1,800,000 shares of the Company’s common stock, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year or (iii) an amount determined by the Company’s board of directors. Options remain outstanding under both the 2007 and the 2014 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted in connection with the one for nine reverse stock-split. As of December 31, 2018, there were 84,612 options outstanding under the 2007 plan. Options granted under the 2007 and 2014 Plans generally expire ten years from the date of grant. The Company intends for the 2014 Plan to be its primary stock compensation plan in the future.

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

Stock Option Activity

As of December 31, 2018, a total of 764,966 options were available for grant under the 2014 Plan.

The following table shows the stock option activity, as follows:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of January 1, 2017	59,777	$18.45	8.8	$4.3
Granted	595,800	5.45
Options assumed in the Reverse Merger	137,139	50.25
Exercised	—	—
Forfeited / Canceled	(10,376)	6.85
Outstanding as of December 31, 2017	782,340	14.28	8.8	$8.5
Granted	267,950	5.02
Exercised	(15,120)	4.74
Forfeited / Canceled	(60,353)	7.31
Outstanding as of December 31, 2018	974,817	$12.31	8.2	$—
Options vested and expected to vest as of December 31, 2018	974,817	$12.31	8.2	$—
Options exercisable as of December 31, 2018	548,328	$17.57	7.6	$—

As of December 31, 2018, the range of exercise prices was between $3.32 and $119.25 for options outstanding.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. There was no aggregate intrinsic value of options exercised during the years ended December 31, 2018 and 2017.

As of December 31, 2018, total unrecognized stock-based compensation expense related to non-vested equity awards was $1.5 million, which is expected to be recognized over an estimated weighted-average period of 1.8 years.

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2018 and December 31, 2017 was comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017
Stock-based compensation classified as:
Research and development expense	$249	$69
General and administrative expense	1,294	510
Total stock-based compensation expense	$1,543	$579

Stock-based compensation expense for the year ended December 31, 2018 includes $524,000 of stock-based compensation expense related to a performance-based option grant which vested during 2018.

Valuation Assumptions

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods presented, as follows:

	Year Ended December 31,
	2018	2017
Expected stock price volatility	63% - 86%	79% - 86%
Risk-free interest rate	2% - 3%	1% - 3%
Expected life of option (in years)	5 - 7	5 - 7
Estimated dividend yield	0%	0%

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

Note 8. Income Taxes

Income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Losses before income taxes:
U.S.	$(14,177)	$(12,470)
Non-U.S.	112	(646)
Total	$(14,065)	$(13,116)

The provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,
	2018	2017	2016
Current:	$—	$—	$—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Provision (benefit) for income taxes	$—	$—	$—

The Company is subject to income taxes under U.S. tax laws. The Company was subject to an Israeli corporate tax rate of 24% in 2017. The Company is subject to an Israeli corporate tax rate of 23% in 2018 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 35% in 2017 and is subject to a blended U.S. tax rate of 21% in 2018.

On December 22, 2017, H.R. 1/Public Law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Tax Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018.  As a result of the Tax Act, we recorded a $1.9 million reduction in our net deferred tax assets to reflect the rate reduction in the fourth quarter of 2017.  However, the revaluation did not result in any additional net income tax expense as our net deferred tax assets are fully offset by a valuation allowance.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. As of December 22, 2018, the Company’s accounting for the remeasurement of its deferred tax assets was complete and there were no changes to the amount previously recorded.

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company maintained a full valuation allowance on its deferred tax assets as of December 31, 2018 and 2017.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017
Statutory Federal income tax rate	$(2,953)	$(4,460)
State income taxes, net of Federal tax benefits	—	—
Foreign losses	—	59
Tax credits	(204)	(2)
Change in statutory rates	—	1,859
Stock-based compensation	72	135
Permanent items	3	693
Other	90	43
Change in valuation allowance	2,992	1,673
Total provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Net operating loss carryforwards	$7,126	$4,516
Research and development tax credits	299	95
Accruals and reserves	159	221
Stock compensation	301	48
Depreciation and amortization	126	139
Total deferred tax assets	8,011	5,019
Less: Valuation allowance	(8,011)	(5,019)
Net deferred tax assets	$—	$—

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$181	$—
Additions from tax positions taken in the current year	158	75
Additions from tax positions taken in prior years	—	106
Reductions from tax positions taken in prior years	(11)	—
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$328	$181

The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $3.0 million.

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

As of December 31, 2018, and December 31, 2017, the Company had federal net operating loss carryforwards of approximately $25.0 million and $12.5 million, respectively, available to reduce future taxable income. As of December 31,

2018 and December 31, 2017, the Company also has state net operating loss carryforwards of $0.9 million. Both the federal and California net operating loss carryforwards incurred before 2018 begin expiring in 2034 if not utilized. The 2018 federal net operating loss of $12.5 million carryforward does not expire. As of December 31, 2018, and December 31, 2017, the Company had Israeli net operating losses of $8.2 million and $8.4 million, respectively, which carryforward indefinitely.

As of December 31, 2018 and 2017, the Company has federal research and development tax credit carryforwards of approximately $420,000 and $132,000, respectively. If not utilized, the carryforwards will begin expiring in 2025. As of December 31, 2018 and 2017, the Company has state research and development credit carryforwards or approximately $161,000 and $67,000, respectively, which do not expire.

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

In the U.S., the Company files income tax returns in the U.S. Federal jurisdiction and California. The Company’s tax years for 2015 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2018 and 2017. The Company has not recorded any interest or penalties in 2018 or 2017.

Note 9. Stockholders’ Equity

Warrants

During 2017, the following transactions represented the exercise of all outstanding warrants for the Company’s preferred stock, for total proceeds of approximately $3.1 million:

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

As of December 31, 2018 and 2017, no warrants were issued and outstanding.

Preferred Stock

Upon the Reverse Merger, all shares of preferred stock converted to common stock. As of December 31, 2018 and 2017, no shares of preferred stock were issued and outstanding.

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, up to $8.5 million in shares of its common stock. As of December 31, 2017, the Company had sold 167,356 shares of its common stock through the Equity Distribution Agreement for gross proceeds of approximately $774,000. On March 9, 2018, Piper Jaffray sold the remaining 2,296,610 shares of the Company’s common stock under the Equity Distribution Agreement, resulting in total gross proceeds of approximately $7.7 million. No further sales will be made pursuant to the Equity Distribution Agreement.

On July 23, 2018, the Company filed a new prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $8.8 million in shares of its common stock. No shares have been sold under the 2018 Prospectus as of December 31, 2018.