Form 10-K/A
period 2018-12-31
Novus Therapeutics, Inc.
filed 2019-04-30
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this amendment, (the “Amendment”), is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from Novus Therapeutics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (the “Annual Report”), as originally filed with the Securities and Exchange Commission (the “SEC”), on March 28, 2019, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, for the purpose of adding new certifications by our principal executive officer and principal financial officer filed herewith. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report filed on March 28, 2019 is being amended or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the SEC subsequent to the Annual Report.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Novus Therapeutics, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our board of directors is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class I directors (Erez Chimovits and Cheryl L. Cohen), whose terms expire at the 2021 annual meeting of stockholders; two Class II directors (Keith A. Katkin and John S. McBride), whose terms expire at the 2019 annual meeting of stockholders; and two Class III directors (Gregory J. Flesher and Gary A. Lyons), whose terms expire at the 2020 annual meeting of stockholders (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). As described in the biographical information below, a number of the members of our board of directors were associated with Otic Pharma, Ltd. (“Otic”) prior to the combination of Tokai Pharmaceuticals, Inc. (“Tokai”) and Otic in May 2017 (the “Otic Transaction”).

Set forth below are the names and certain information for each director, as of May 15, 2019. The information presented includes each director’s principal occupation and business experience for the past five years, and the names of other public companies of which he or she has served as a director during the past five years. The information presented below regarding the specific experience, qualifications, attributes and skills of each director led our nominating and corporate governance committee and our board of directors to conclude that he or she should serve as a director. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Class I Directors
Erez Chimovits	55	Director
Cheryl L. Cohen (1)(2)(3)	53	Director
Class II Directors
Keith A. Katkin (2)(3)	47	Chair of the Board of Directors
John S. McBride	67	Director
Class III Directors
Gregory J. Flesher	48	Chief Executive Officer, Director
Gary A. Lyons (1)(2)	68	Director

(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and corporate governance committee.

Class I Directors

Erez Chimovits, M.Sc., MBA has served as a member of our board of directors since May 2017. Mr. Chimovits is a Senior Managing Director with OrbiMed, a healthcare investment firm where he has been employed since 2010. He has more than fourteen years of operational experience, including ten years of senior managerial experience in public companies. Prior to joining OrbiMed, he was the Chief Executive Officer of NasVax Ltd. NasVax acquired Protea Vaccine Technologies Ltd. and struck key agreements with GlaxoSmithKline and Novartis. Previously, Mr. Chimovits spent more than seven years with Compugen, as President, Compugen USA Inc. and Executive Vice President, Commercial Operations. While at Compugen, he had profit and loss responsibility for more than 100 people and led multiple transactions with companies including Johnson &Johnson, Novartis, Teva, Abbott, Medarex and others. He currently serves on the board of LogicBio Therapeutics, Inc., a genome editing company. Mr. Chimovits earned his M.B.A., M.Sc. in Microbiology and his B.Sc. from Tel Aviv University. We believe Mr. Chimovits is qualified to serve on our board of directors due to his vast operational and managerial experience in the biopharmaceutical industry, much of which took place in public companies.

Cheryl L. Cohen has served as a member of our board of directors since April 2015 and currently serves on our audit committee, compensation committee, and nominating and corporate governance committee. Ms. Cohen currently serves as President of CLC Consulting, a pharmaceutical and biotechnology consulting firm specializing in new product start-up and commercialization. From September 2011 until July 2014, Ms. Cohen served as Chief Commercial Officer of Medivation, Inc., a publicly traded biopharmaceutical company. From November 2007 to September 2008, she served as the Vice President, strategic commercial group, of Health Care Systems, Inc., a Johnson & Johnson company, and from October 1998 to November 2007, she worked at Janssen Biotech, Inc. (formerly Centocor Biotech, Inc.), a Johnson & Johnson company, in a variety of senior sales roles including Vice President, rheumatology franchise. Ms. Cohen began her career at Solvay Pharmaceuticals in a variety of sales positions. Ms. Cohen currently serves on the board of directors of Vital Therapies, Inc., a biotherapeutic company. Ms. Cohen received her B.A. from Saint Joseph College. We believe Ms. Cohen is qualified to serve on our board of directors due to her expertise in drug development and commercialization.

Class II Directors

Keith A. Katkin has been a member and the Chair of our board of directors since May 2017 and currently serves on our audit committee and nominating and corporate governance committee. Mr. Katkin joined Otic as the Chairman of its board of directors in November 2015. Mr. Katkin currently serves as the Chief Executive Officer and a member of the board of directors of Urovant Sciences Ltd,, a public biopharmaceutical company focused on developing novel therapies for urologic conditions. Mr. Katkin served as the President and Chief Executive Officer of Avanir Pharmaceuticals from 2007 through the company’s acquisition by Otsuka Pharmaceutical Co. Ltd. in 2015. Avanir Pharmaceuticals focused on the development, acquisition, and commercialization of therapeutic products for the treatment of central nervous system disorders. Prior to serving as President and Chief Executive Officer, Mr. Katkin was the Senior Vice President of Sales and Marketing at Avanir. Prior to joining Avanir, Mr. Katkin served as the Vice President, Commercial Development for Peninsula Pharmaceuticals, playing a key role in the concurrent initial public offering and ultimate sale of the company to Johnson and Johnson. Additionally, Mr. Katkin’s employment experience includes leadership roles at InterMune, Amgen and Abbott Laboratories. Mr. Katkin currently serves on the board of directors of Syndax Pharmaceuticals, Inc. and Rigel Pharmaceuticals, Inc. Mr. Katkin has an M.B.A. from the Anderson School at UCLA and earned his B.S. in Business and Accounting from Indiana University. Mr. Katkin became a licensed certified public accountant in 1995. We believe Mr. Katkin is qualified to serve on our board of directors due to his years of experience in and extensive knowledge of the industry.

John S. McBride has been a member of our board of directors since May 2017. Mr. McBride served as Tokai’s Chief Operating Officer from February 2014 to May 2017 and as Tokai’s Chief Financial Officer from September 2016 to May 2017. He previously served as Tokai’s interim Chief Financial Officer from April 2014 until September 2014. Prior to joining Tokai, Mr. McBride founded and served as President of Alliance Life Science Advisors, Inc., a consulting firm focused on assisting life science companies with strategic planning, business development and financing projects, where Mr. McBride was active from March 2012 until February 2014 and became active again beginning in June 2017. Prior to founding Alliance Life Science Advisors, Inc., Mr. McBride was an independent consultant from January 2009 until March 2012. In addition, Mr. McBride previously served as Executive Vice President and Chief Operating Officer of Gloucester Pharmaceuticals, Inc., Global Head of Oncology Licensing at Pharmacia Corporation, Executive Vice President, Business Operations and Chief Financial Officer at CytoTherapeutics, Inc., Vice President, Business Development and Treasurer at Phytera, Inc., Vice President, Commercial Development at Sparta Pharmaceuticals, Inc. and Vice President, Business Development at U.S. Bioscience, Inc.. We believe Mr. McBride is qualified to serve on our board of directors due to his extensive knowledge of the Company and our industry.

Class III Directors

Gregory J. Flesher has been a member of our board of directors and the Company’s Chief Executive Officer since May 2017. Mr. Flesher was appointed Chief Executive Officer of Otic in July 2015. Mr. Flesher has over 20 years of pharmaceutical industry experience. Prior to joining Otic, Mr. Flesher held positions as Senior Vice President and Chief Business Officer, Vice President of Business Development, and Senior Director of Commercial Strategy at Avanir Pharmaceuticals, Inc. from 2006 to 2015. Mr. Flesher also held positions as Director of Hepatology Sales and Director of Pulmonary Marketing from 2002 to 2006 at InterMune, Inc., as well commercial roles in both the Oncology and Nephrology business units at Amgen, Inc. from 1999 to 2002. Mr. Flesher began his industry career at Eli Lilly and Company where he held positions in both clinical development and global marketing from 1995 to 1998. During his industry tenure, Mr. Flesher has participated in several drug development programs resulting in multiple product approvals and successful launches in the U.S. and Europe. Mr. Flesher earned his Bachelor of Science in Biology from Purdue University and studied Biochemistry and Molecular Biology at Indiana University School of Medicine. We believe Mr. Flesher is qualified to serve on our board of directors due to his tenure in the industry, which includes a number of senior leadership roles at other biopharmaceutical companies.

Gary A. Lyons has been a member of our board of directors since May 2017 and currently serves on our audit committee and compensation committee. Mr. Lyons has more than 35 years of industry experience. Mr. Lyons is currently a member of the board of directors of Neurocrine Biosciences, Inc., a position he has held since 1993. Mr. Lyons joined Neurocrine in 1993 as Chief Executive Officer until 2008. Mr. Lyons also serves on the board of directors of Vical, Inc., and is the Chairman of the board of directors for Rigel Pharmaceuticals and Retrophin Inc. He previously served on the board of directors of PDL BioPharma, Inc. and Facet Biotech Corporation following Facet’s spin-off from PDL, until Facet’s acquisition by Abbott Laboratories in April 2010. Mr. Lyons also previously served on the board of directors of NeurogesX, Inc. and KaloBios Pharmaceuticals, Inc., each a biopharmaceutical company. From 1983 to 1993, he held a number of management positions at Genentech, including Vice President of Business Development and Vice President of Sales, and also served as a member of Genentech’s Executive Committee. Mr. Lyons was responsible for international licensing, acquisitions and partnering for Genentech’s Corporate Venture Program and had operating responsibility for two subsidiaries, Genentech Canada, Inc. and Genentech Limited (Japan). He holds a B.S. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management. We believe Mr. Lyons is qualified to serve on our board of directors due to his depth of knowledge of the industry and his many years of experience serving on the board of directors of biopharmaceutical companies.

Board Structure

Our corporate governance guidelines provide that the nominating and corporate governance committee shall periodically assess the board of directors’ leadership structure, including whether the offices of Chief Executive Officer and Chair of the board of directors should be separate. Our guidelines provide the board of directors with flexibility to determine whether the two roles should be combined or separated based upon our needs and the board of directors’ assessment of its leadership from time to time. We currently separate the roles of Chief Executive Officer and Chair of the board of directors. Our Chief Executive Officer is responsible for setting the strategic direction for our company and the day-to-day leadership and performance of our company, while our Chair of the board of directors presides over meetings of the board of directors, including executive sessions of the board of directors, and performs oversight responsibilities. Because we have an independent Chair, the board of directors has not appointed a separate lead independent director. Our board of directors has three standing committees that currently consist of, and are chaired by, independent directors. Our board of directors delegates substantial responsibilities to the committees, which then report their activities and actions back to the full board of directors. We believe that the independent committees of our board of directors and their chairpersons promote effective independent governance. We believe this structure represents an appropriate allocation of roles and responsibilities for our company at this time because it strikes an effective balance between management and independent leadership participation in our board of directors proceedings.

Executive Officers

Certain information regarding our executive officers who are not directors, as of May 15, 2019, is set forth below.

Name	Age	Position(s)
Catherine C. Turkel	58	President
Jon S. Kuwahara	53	Senior Vice President of Finance and Administration

Catherine C. Turkel, PharmD, MBA, PhD. has served as our Chief Development Officer since November 2015 and has served as our President since November 2017. She is responsible for leading Novus’ preclinical, clinical, regulatory, quality assurance and CMC functions globally. Dr. Turkel has more than 30 years of combined clinical practice and drug development experience. Dr. Turkel has successfully led global development project teams resulting in multiple registrations of new drug treatments around the world. Prior to Novus, Dr. Turkel held several R&D leadership positions at Allergan, Inc., including Vice President of Clinical Development for Neurology, Urology, and Pain, Vice President of Global Medical Affairs, and other positions between 1998 and 2015. Prior to Allergan, Dr. Turkel was Director of Drug Development, Regulatory Affairs and Data Management at Cypros Pharmaceuticals from 1995 to 1998. Dr. Turkel industry tenure also includes past positions at IVAC Corporation, California Clinical Trials, and Siemens Infusion Systems as well as many years as a hospital based critical care pharmacist. Dr. Turkel holds a Doctor of Pharmacy from the University of the Pacific, an MBA from the University of California, Irvine, and a Doctor of Philosophy in Business from Capella University.

Jon S. Kuwahara, CPA has served as our Senior Vice President of Finance and Administration since July 2017. He has over 25 years of finance and operations experience, primarily within the pharmaceutical industry. In his previous roles, Mr. Kuwahara directed all aspects of finance and accounting operations, including financial reporting, internal controls, treasury management, and budgeting. Prior to joining the Company, from June 2016 to June 2017, Mr. Kuwahara served as Vice President of Finance at Espero Pharmaceuticals, a private pharmaceutical company focused on the development and commercialization of cardiovascular products. Prior to Espero, from November 2014 to June 2016, Mr. Kuwahara served in multiple roles, most recently as Corporate Controller, at Avanir Pharmaceuticals. Prior to Avanir, from October 2010 to October 2014, Mr. Kuwahara served as Assistant Corporate Controller at Questcor Pharmaceuticals, a public specialty pharmaceutical company (acquired by Mallinckrodt Pharmaceuticals). Since December 2015, Mr. Kuwahara has served as a member of the Board of Directors, and Chairman of the Audit Committee, for Emmaus Life Sciences, Inc., a biopharmaceutical company focused on rare and orphan diseases. Mr. Kuwahara holds a B.B.A. with emphasis in accounting from the University of Hawaii and is a certified public accountant in California and Hawaii.

Code of Business Conduct and Ethics

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

Corporate Governance Matters

Our board of directors believes that good corporate governance is important to ensure that our company is managed for the long-term benefit of stockholders. This section describes key corporate governance policies and practices that our board of directors has adopted. Complete copies of our corporate governance guidelines, committee charters and code of conduct are available on the Corporate Governance section of our website, which is located at http://ir.novustherapeutics.com/corporate-governance/governance-overview. Alternatively, you can request a copy of any of these documents by writing us at Novus Therapeutics, Inc., 19900 MacArthur Boulevard, Suite 550, Irvine, California 92612, Attention: Investor Relations.

Audit Committee

We have established an audit committee, which operates under a charter approved by our board of directors. The members of our audit committee are Cheryl L. Cohen, Keith A. Katkin and Gary A. Lyons. Mr. Lyons chairs the audit committee. Our board of directors has determined that Keith A. Katkin and Gary A. Lyons each qualifies as an “audit committee financial expert” within the meaning of applicable SEC rules. Each member of audit committee satisfies the independence standards for audit committees established by the SEC and the Nasdaq Listing Rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The audit committee held four meetings during fiscal 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to fiscal 2018.

Item 11. Executive Compensation.

Executive Compensation

This section discusses the material elements of our executive compensation policies for our “named executive officers” and the most important factors relevant to an analysis of these policies. For 2018, our “named executive officers” include Gregory J. Flesher, our Chief Executive Officer, and our two other most highly compensated executive officers who served during the year ended December 31, 2018, Catherine C. Turkel, our President, and Jon S. Kuwahara, our Senior Vice President of Finance and Administration. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gregory J. Flesher (2)	2018	459,865	—	99,255	191,327	191,194	1,440(3)	943,081
Chief Executive Officer	2017	290,000	100,000	—	575,111	—	1,483(3)	966,594
Catherine C. Turkel(4)	2018	357,673	—	64,661	81,272	118,965	2,930(3)	625,501
President	2017	205,769	80,000	—	284,613	—	2,477(3)	572,859
Jon S. Kuwahara(5)	2018	281,065	—	36,372	40,636	70,117	1,391(3)	429,581
Senior Vice President of Finance and Administration	2017	121,635	—	—	136,052	—	585(3)	258,272

(1)

These amounts represent the aggregate grant date fair value of awards for 2018 computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. See Note 7 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 regarding assumptions underlying the valuation of equity awards.

(2)

Mr. Flesher started as an employee of the Company in May 2017 and also served as a member of our board of directors during the year ended December 31, 2018 but did not receive any additional compensation for his service as a director.

(3)	Represents the value of the company-paid premiums for group term life insurance.
(4)	Dr. Turkel started as an employee of the Company in May 2017.
(5)	Mr. Kuwahara started as an employee of the Company in July 2017.

Narrative Disclosure to Summary Compensation Table

We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2018 are described below.

Our compensation committee sets base salaries and bonus opportunities and grants equity incentive awards to our executive officers. In setting base salaries and bonus opportunities and granting equity incentive awards, our compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. As part of this process, Mr. Flesher, as our Chief Executive Officer, prepares performance evaluations for the other executive officers and recommends annual salary increases, annual stock option awards and cash bonuses to the compensation committee. The compensation committee conducts a performance evaluation of Mr. Flesher. Prior to approving compensation for our executive officers, the compensation committee consults with the full board of directors.

In fiscal 2018, our compensation committee consulted with Radford to advise on executive compensation.

Base Salary

For 2018, Mr. Flesher’s annual base salary was $463,500, Dr. Turkel’s annual base salary was $360,500 and Mr. Kuwahara’s annual base salary was $283,300. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus

Our board of directors may, in its discretion, award bonuses to our named executive officers from time to time.

In early 2018, our compensation committee established annual targets for each of Mr. Flesher, Dr. Turkel and Mr. Kuwahara of up to 50%, 40%, and 30% of their respective base salaries and corporate performance goals for 2018 and the weighting for each goal. These corporate performance goals included key strategic goals related to drug development, the commencement of certain clinical programs, intellectual property exclusivity activities, and financing and cash management. In March 2019, our compensation committee met to review and consider the level of corporate goals that were achieved for the purposes of making its recommendation to our board of directors regarding the amount of the annual cash bonus earned by our named executive officers for 2018 and to be paid in 2019. The compensation committee determined that these goals, in the aggregate, had an 82.5% level of achievement. The compensation committee recommended, and our board of directors approved, the 82.5% level of achievement on the 2018 corporate performance goals and a 2018 annual cash bonus, paid in 2019, of $191,194 for Mr. Flesher, $118,965 for Dr. Turkel, and $70,117 for Mr. Kuwahara.

For 2019, our compensation committee established annual targets for each of Mr. Flesher, Dr. Turkel and Mr. Kuwahara of up to 50%, 40%, and 30% of their respective base salaries and corporate performance goals and the weighting for each goal. These corporate performance goals included key strategic goals related to certain clinical program milestones and financing activities.

Equity Incentives

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee and board of directors periodically review the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options or restricted stock unit awards.

In March 2018, as part of its annual compensation review, the compensation committee awarded Mr. Flesher an option to purchase 56,500 shares of common stock and 30,700 performance restricted stock units (“RSUs”), Dr. Turkel an option to purchase 24,000 shares of common stock and 20,000 performance RSUs, and Mr. Kuwahara an option to purchase 12,000 shares of common stock and 11,250 performance RSUs. All of these awards are subject to time-based or performance vesting. For the outstanding equity awards held by our named executed officers see “Outstanding Equity Awards at Fiscal Year End 2018” below.

Outstanding Equity Awards at Fiscal Year End 2018

The following table sets forth information regarding outstanding equity awards held by our named executive officers during the year ended of December 31, 2018.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Gregory J. Flesher	16,495		3,806	(1)	19.76	10/22/25
	2,958		1,775	(2)	19.76	12/15/26
	79,167		70,833	(3)	5.50	5/24/27
	100,000	(4)	—		5.50	5/24/27
	—		56,500	(8)	4.83	3/10/28
	—						30,700	(9)	49,120
Catherine C. Turkel	3,754		1,072	(5)	19.76	12/29/25
	671		402	(2)	19.76	12/15/26
	19,000		17,000	(3)	5.50	5/24/27
	16,500	(4)	—		5.50	5/24/27
	13,542		36,458	(6)	4.21	11/6/27
	—		24,000	(8)	4.83	3/10/28
	—						20,000	(9)	32,000
Jon S. Kuwahara	12,396		22,604	(7)	5.61	7/10/27
	—		12,000	(8)	4.83	3/10/28
	—						11,250	(9)	18,000

(1)

This option vested as to 25.000% of the shares underlying the option on July 30, 2016 and vests as to an additional 6.250% of the shares underlying the option on the last day of each quarter thereafter through July 30, 2019.

(2)

This option vested as to 25.000% of the shares underlying the option on May 9, 2017 and vests as to an additional 6.250% of the shares underlying the option on the last day of each quarter thereafter through May 9, 2020.

(3)	This option vests as to 2.778% of the shares underlying the option on the 24th day of each month through May 24, 2021.
(4)	This option vested on November 26, 2018 upon the enrollment of the first patient in the Company’s first clinical study of OP-02.
(5)

This option vested as to 25.000% of the shares underlying the option on December 30, 2015 and vests as to an additional 6.250% of the shares underlying the option on the last day of each quarter thereafter through December 30, 2019.

(6)

This option vests as to 25.000% of the shares underlying the option on November 6, 2018 and vests as to an additional 2.083% of the shares underlying the option on the 6th day of each month thereafter through November 6, 2021.

(7)

This option vests as to 25.000% of the shares underlying the option on July 10, 2018 and vests as to an additional 2.083% of the shares underlying the option on the 6th day of each month thereafter through July 10, 2021.

(8)

This option vests as to 25.000% of the shares underlying the option on March 13, 2019 and vests as to an additional 2.083% of the shares underlying the option on the 13th day of each month thereafter through March 13, 2022.

(9)	This RSU vests upon the later of March 13, 2019 or reporting of proof of concept data from one of the Company’s clinical studies.

Employment Agreements and Potential Payments upon Termination or Change in Control

Employment Agreements

Mr. Flesher, Dr. Turkel and Mr. Kuwahara are each party to an employment agreement with the Company. Each employment agreement provides, among other things, that in the event the applicable executive officer is subject to an involuntary termination within 12 months following a change in control of the Company, the executive officer is entitled to receive: (i) acceleration of 100% of such officer’s unvested Company equity-based awards; (ii) a lump sum severance payment equal to a multiple of the sum of (x) the annual base salary which the officer was receiving immediately prior to the qualifying termination, plus (y) the larger of (1) the officer’s annual target bonus or (2) the annual bonus earned by the officer for the year preceding the year of termination; (iii) a lump sum payment equal to a pro rata portion of such officer’s target annual bonus amount for the year in which the qualifying termination occurs, and (iv) continuation of payment by the Company of the full cost of the health insurance benefits provided to such officer for a specified period. The employment agreement further provides, among other things, that in the event the applicable officer’s employment is terminated by the Company other than for cause, death or disability or by him or her for good reason (in each case not in connection with a change in control), the officer will receive (i) severance payments for a specified period after the date of termination equal to the base salary which the officer was receiving immediately prior to the qualifying termination; and (ii) continuation of payment by the Company of the full cost of the health insurance benefits provided to such officer for a specified period.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,500 in 2018, and have the amount of the reduction contributed to the 401(k) plan. In 2018, the Company did not match any employee contributions.

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

Director Compensation

Our board of directors has approved a compensation policy for our non-employee directors that is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. Following the consummation of the Otic Transaction and the resulting reverse split of our common stock, the compensation committee engaged with its independent compensation consultant to review the Company’s compensation practices for non-employees directors. As a result of this compensation review, the board of directors approved the following compensation for non-employee directors, commencing as of June 30, 2018:

•

each non-employee director will be granted options to purchase shares of common stock as determined from time to time by the board upon recommendation of the compensation committee (with a comparable cash award to be provided in the event any non-employee director is unable to accept equity compensation awards as a director);

•	each non-employee director will receive an annual cash fee of $35,000 ($65,000 for the chair of the board of directors);

•	each non-employee director who is a member of the audit committee will receive an additional annual cash fee of $7,500 ($15,000 for the audit committee chair);

•	each non-employee director who is a member of the compensation committee will receive an additional annual cash fee of $5,000 ($10,000 for the compensation committee chair); and

•

each non-employee director who is a member of the nominating and corporate governance committee will receive an additional annual cash fee of $3,750 ($7,500 for the nominating and corporate governance committee chair).

The stock options granted to our non-employee directors will have an exercise price equal to the fair market value of our common stock on the date of grant and will expire ten years after the date of grant. Subject to the director’s continued service on our board of directors, the stock options granted to our non-employee directors will vest on the first anniversary from the date of grant.

The annual cash fee will be payable quarterly in arrears on the last day of each quarter. The amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board of directors.

Each non-employee director is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which he or she serves.

The following table sets forth information regarding compensation earned by our non-employee directors (including directors no longer serving as of December 31, 2018) during 2018.

Fiscal Year 2018 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Keith A. Katkin	75,000	31,873	106,873
Gary A. Lyons	58,750	31,873	90,623
Cheryl L. Cohen	52,500	31,873	84,373
John S. McBride	35,000	31,873	66,873
Erez Chimovits	73,833	—	73,833
Jodie P. Morrison	17,500	—	17,500

(1)

These amounts represent the aggregate grant date fair value of awards computed in accordance with FASB ASB Topic 718. See Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 regarding assumptions underlying the valuation of equity awards.

As of December 31, 2018, our non-employee directors (including directors no longer serving as of December 31, 2018) held the following stock options, all of which were granted under our 2014 Stock Incentive Plan:

Name	Option Awards
Keith A. Katkin	9,100
Cheryl L. Cohen	9,100
Gary A. Lyons	9,100
John S. McBride	9,100
Erez Chimovits	—
Jodie P. Morrison	—

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, and none of the members of our compensation committee has ever been an officer or employee of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2019 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our current directors;

•	our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or restricted stock unit awards that are currently exercisable or will become exercisable within 60 days after March 31, 2019 are considered outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of calculating the percentage ownership of that person, but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, to our knowledge, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to applicable community property laws. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 9,447,361 shares of our common stock outstanding as of March 31, 2019. Except as otherwise set forth below, the address of the beneficial owner is c/o Novus Therapeutics, Inc., 19900 MacArthur Boulevard, Suite 550, Irvine, California 92612. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with OrbiMed Israel GP Ltd.(1)	2,537,110	26.9%
Entities affiliated with LifeSci Venture Partners I, L.P.(2)	1,151,088	12.2%
Pontifax Management Fund III L.P.(3)	787,348	8.3%
Peregrine Ventures Management Ltd.(4)	617,686	6.5%
Novartis BioVentures Ltd.(5)	499,273	5.3%
Named Executive Officers and Directors:
Cheryl L. Cohen(6)	14,610	*
Erez Chimovits	—	*
Keith A. Katkin(7)	37,546	*
John S McBride(8)	43,758	*
Gregory J. Flesher(9)	354,916	3.8%
Gary A. Lyons(10)	10,500	*
Catherine C. Turkel(11)	130,081	1.4%
Jon S. Kuwahara(12)	19,542	*
All executive officers and directors as a group (8 persons)(13)	610,953	6.5%

(1)

Based on information provided in a Schedule 13D/A filed by OrbiMed Israel BioFund Limited Partnership on March 19, 2018. The Schedule 13D/A was jointly filed by OrbiMed Israel GP Ltd., an Israeli limited liability company (“OrbiMed Israel”), and OrbiMed Israel BioFund GP Limited Partnership, an Israeli limited partnership (“OrbiMed BioFund”). OrbiMed Israel, a company that acts as general partner of certain limited partnerships, is the general partner of OrbiMed BioFund, which is the general partner of OrbiMed Israel Partners Limited Partnership, an Israeli limited partnership (“OrbiMed Partners”), which holds the securities to which the Schedule 13D/A relates. The Schedule 13D/A indicates that voting and investment power over the securities is shared by OrbiMed Israel and OrbiMed BioFund. The address OrbiMed Israel, OrbiMed BioFund and OrbiMed Partners is 89 Medinat HaYehudim St., Build E, 11th Floor, Herzliya 46766 Israel.

(2)

Based on information provided in a Schedule 13G filed by LifeSci Venture Partners I, LP on March 13, 2018. Consists of (i) 499,100 shares of common stock held by LifeSci Venture Partners I, LP, (ii) 566,967 shares of common stock held by LifeSci Venture SPV VII, LLC., and (iii) 85,021 shares of common stock held by Andrew I. McDonald, a general partner of each of LifeSci Venture Partners I, LP and LifeSci Venture SPV VII, LLC. The Schedule 13G indicates that the aforementioned entities share voting and investment power over 499,100 shares and Mr. McDonald has sole voting and investment power with respect to 85,021 shares and shares voting and investment power over the remaining 1,066,067 shares. The address of LifeSci Venture Partners I, LP is 250 West 55th Street, 16th Floor, New York, NY 10019.

(3)

Based on information provided in a Schedule 13G filed by Pontifax Management Fund III L.P. on May 25, 2017. Consists of (i) 536,759 shares of common stock of the Issuer owned by Pontifax (Israel) III L.P. (over which such entity has sole voting and investment power) and (ii) 250,589 shares of common stock of the Issuer owned by Pontifax (Cayman) III L.P. (over which such entity has sole voting and investment power). Pontifax Management Fund III L.P. is the general partner of Pontifax (Israel) III L.P. and Pontifax (Cayman) III L.P. Pontifax Management III G.P. (2011) Ltd. is the general partner of Pontifax Management Fund III L.P. Ran Nussbaum is a director of Pontifax Management III G.P. (2011) Ltd. The Schedule 13G indicates that Pontifax Management Fund III L.P., Pontifax Management III G.P. (2011) Ltd. and Ran Nussbaum share voting and investment power over the 787,348 shares owned by Pontifax (Israel) III L.P. and Pontifax (Cayman) III L.P. The address of Pontifax Management Fund III L.P. is 14 Shenkar St. Herzliya, 46140, Israel.

(4)

Based on information provided in a Schedule 13G filed by Peregrine Ventures Management Ltd. on May 22, 2017. Consists of (i) 336,498 shares of common stock of Issuer owned by Peregrine Ventures Management Ltd. and (ii) 281,188 shares of common stock owned by Incentive II Management Ltd. Peregrine Ventures Management Ltd. is the general partner of Incentive II Management Ltd. The Schedule 13G indicates that the aforementioned entities share voting and investment power over all 617,686 shares. The address for Peregrine Ventures Management Ltd. is 6 Yoni Netanyahu Street, Or Yehuda, Israel.

(5)

Based on information provided in a Schedule 13D/A filed by Novartis BioVentures Ltd., a Switzerland corporation, and Novartis AG, a Switzerland corporation, on April 5, 2019. Novartis BioVentures Ltd. is a wholly-owned indirect subsidiary of Novartis AG, which is an indirect beneficial owner of the reported securities. The Schedule 13D/A indicates that the aforementioned entities share voting and investment power over all 469,652 shares. The address of Novartis BioVentures Ltd. and Novartis AG is Lichtstrasse 35, 4056 Basel, Switzerland.

(6)	Consists of 14,610 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.
(7)

Consists of (i) 12,189 shares of common stock and (ii) 25,357 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.

(8)	Consists of 43,758 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.
(9)

Consists of (i) 115,855 shares of common stock and (ii) 239,061 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.

(10)	Consists of 10,500 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.
(11)

Consists of (i) 59,004 shares of common stock and (ii) 71,077 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.

(12)	Consists of 19,542 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.
(13)

Consists of (i) 187,048 shares of common stock and (ii) 423,905 shares of common stock underlying options that are exercisable as of March 31, 2019 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018. As of December 31, 2018, we had three equity compensation plans, each of which was approved by our stockholders: our 2007 Stock Incentive Plan or 2007 Plan, our 2014 Stock Incentive Plan or 2014 Plan, and our 2014 Employee Stock Purchase Plan, or 2014 ESPP.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	896,367	(1)	$13.39	974,470(2)
Equity compensation plans not approved by security holders	—		—	—
Total	896,367		$13.39	974,470(3)

(1)

Consists of (i) 85,029 shares to be issued upon exercise of outstanding options under our 2007 Plan as of December 31, 2018 and (ii) 811,338 shares to be issued upon exercise of outstanding options under our 2014 Plan as of December 31, 2018. Excludes a total of 78,450 shares of common stock issuable upon the vesting of restricted stock units.

(2)

Consists of (i) 764,970 shares that remained available for future issuance under our 2014 Plan as of December 31, 2018 and (ii) 209,500 shares that remained available for future issuance under our 2014 ESPP as of December 31, 2018. No shares remained available for future issuance under the 2007 Plan as of December 31, 2018.

(3)

Effective as of August 1, 2018, the board of directors amended the Company’s 2014 Plan and the 2014 ESPP to reduce the share reserves under the respective plans. These reductions were made to equitably adjust the share reserves in accordance with the terms under each plan. As a result of these equitable adjustments: (1) the number of shares of common stock authorized for issuance under the 2014 Plan (excluding shares underlying outstanding awards as of August 1, 2018) was reduced to 766,500 shares and the maximum number of shares that can be added to the 2014 Plan under the evergreen provision of the 2014 Plan was reduced from 1,800,000 to 550,000 shares annually; and (2) the number of shares of common stock authorized for future issuance under the 2014 ESPP was reduced to 209,500 shares (excluding shares previously issued under the 2014 ESPP prior to August 1, 2008) and the maximum number of shares that be added to the 2014 ESPP under the evergreen provision set forth in the 2014 ESPP was reduced from 450,000 to 135,000 shares annually. The evergreen provision under the 2014 Plan allows for an annual increase in the number of shares available for issuance under the 2014 Plan to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the least of 550,000 shares of our common stock, 4% of the number of shares of our common stock outstanding on the first day of the applicable fiscal year or an amount determined by our board of directors. On January 1, 2018, no additional shares were reserved for issuance under the 2014 Plan pursuant to this provision. The evergreen provision under the 2014 ESPP allows for an annual increase in the number of shares available for issuance under the 2014 ESPP to be added on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 135,000 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year or an amount determined by our board of directors. On January 1, 2018, no additional shares were reserved for issuance under the 2014 ESPP pursuant to this provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy to set forth policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of the our total assets at year end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

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

Related Person Transactions

On January 31, 2017, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), including certain holders of more than 5% of the Company’s capital stock (Pontifax (Israel) III L.P., Pontifax (Cayman) III L.P., and Peregrine Ventures Management Ltd.) and certain current and former officers of the Company (Gregory J. Flesher, Catherine C. Turkel, and Christine Ocampo). Pursuant to the Stock Purchase Agreement, the Purchasers agreed to purchase approximately $4.0 million of the Company’s common stock through the purchase of 400,400 shares of the Company’s common stock at a price of $9.99 per share (the “Private Placement”). The Private Placement closed on May 10, 2017.

As previously disclosed, as part of the Otic Transaction, the Company entered into various arrangements with current and former officers and directors. For more information regarding these arrangements and the Private Placement, see the disclosures in the Definitive Proxy Statement on Schedule 14A filed by the Company on April 7, 2017.

Other than the Private Placement, the Otic Transaction, and the compensation arrangements for our named executive officers and directors, which are described elsewhere in the “Executive and Director Compensation” sections of this proxy statement, we have not been a party to any transaction since January 1, 2017 in which the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two years, and any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

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

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of the directors who currently serves (or during 2018 served) on our board, with the exceptions of Gregory J. Flesher, John S. McBride and Jodie P. Morrison, is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules (or was independent during the time of service on our board). Mr. Flesher is not an independent director under Rule 5605(a)(2) because he is our Chief Executive Officer. Mr. McBride is not an “independent director” as defined under Rule 5605(a)(2) because he was our Chief Operating Officer until May 2017. Ms. Morrison was not an “independent director” as defined under Rule 5605(a)(2) because she was the President and Chief Executive Officer of Tokai until May 2017.

Our board of directors also determined that Cheryl L. Cohen, Keith A. Katkin and Gary A. Lyons, who currently serve on our audit committee, satisfy the independence standards for audit committees established by the SEC and the Nasdaq Listing Rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In addition, our board of directors determined that Cheryl L. Cohen and Gary A. Lyons, who currently serve on our compensation committee, satisfy the independence standards for compensation committees established by the SEC and the Nasdaq Listing Rules, including the independence requirements contemplated by Rule 10C-1 under the Exchange Act. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services.

Dismissal of PricewaterhouseCoopers

As previously disclosed in our Current Report on Form 8-K filed on May 15, 2017, PricewaterhouseCoopers (“PwC”), an independent registered public accounting firm, served as our independent auditors until May 10, 2017 when our audit committee dismissed PwC in connection with the closing of the Otic Transaction and the appointment of EY.

During the interim period through May 10, 2017, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between us and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in their reports on the financial statements.

As disclosed in our Current Report on Form 8-K filed May 15, 2017, we provided PwC with a copy of the disclosures it made in the Form 8-K (which are repeated above) and requested that PwC furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained herein. A copy of PwC’s letter, dated May 12, 2017, was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on May 15, 2017.

During the interim period through May 10, 2017, neither we, nor anyone acting on its behalf, consulted with EY regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and EY did not provide either a written report or oral advice to the Company that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Audit Fees and Services

EY was our independent registered public accounting firm for the years ended December 31, 2018 and 2017. The following table summarizes the fees of EY billed to us for each of the last two fiscal years. All of such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2018	2017
Audit Fees(1)	$541,000	$542,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$541,000	$542,000

(1)

“Audit Fees” consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, other SEC filings, and other professional services provided in connection with regulatory filings or engagements.

Pre-Approval Policies and Procedures

Our audit committee has adopted procedures requiring the pre-approval of all audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management. Our audit committee has delegated authority to the committee chair to pre-approve any audit or non-audit service to be provided to us by our independent registered public accounting firm provided that the fees for such services do not exceed $50,000. Any approval of services by the committee chair pursuant to this delegated authority must be reported to the audit committee at the next meeting of the committee.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II of the Annual Report. All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II of the Annual Report.

(a)(3) Exhibits.

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Amendment.

The following are exhibits to this Amendment and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Amended and Restated Share Purchase Agreement dated as of March 2, 2017, by and among the Registrant, Otic Pharma, Ltd., and shareholders of Otic Pharma, Ltd., named therein.	10-K	001-36620	2.1	March 3, 2017

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Amended and Restated Bylaws of Novus Therapeutics, Inc.	8-A/A	001-36620	3.4	June 23, 2017

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

10.1	Registration Rights Agreement, dated May 10, 2017, by and among the Company and the Purchasers	8-K	001-36620	10.1	May 15, 2017

10.2*	Form of Indemnification Agreement between Novus Therapeutics, Inc. and each of its directors and executive officers	10-Q	001-36620	10.1	August 9, 2017

10.3	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.4	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.5*	Executive Employment Agreement, dated July 15, 2015, between Otic Pharma, Inc., and Gregory J. Flesher	10-Q	001-36620	10.3	August 9, 2017

10.6	Exclusive License Agreement, dated November 1, 2015, between Scientific Development and Research, Inc. and Otodyne, Inc., on the one hand, and Oticpharma, Inc., on the other hand†	10-Q	001-36620	10.4	August 9, 2017

10.7*	Offer of Employment, dated July 1, 2017, from Novus Therapeutics, Inc. to Jon Kuwahara	10-Q	001-36620	10.5	August 9, 2017

10.8*	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Gregory J. Flesher	10-Q	001-36620	10.6	August 9, 2017

10.9*	Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Jon S. Kuwahara	10-Q	001-36620	10.7	August 9, 2017

10.10	Equity Distribution Agreement, dated as of August 21, 2017, between Novus Therapeutics, Inc. and Piper Jaffray & Co.	8-K	001-36620	1.1	August 22, 2017

10.11	Otic Pharma Ltd. Global Share Incentive Plan (2012)	10-K	001-36620	10.10	April 2, 2018

10.12	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.13	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.14	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.15*	Executive Employment Agreement, dated November 10, 2015, between Otic Pharma, Inc. and Catherine C. Turkel	10-K	001-36620	10.15	March 28, 2019

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 28, 2019

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-36620	23.1	March 28, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36620	31.1	March 28, 2019	10-K

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36620	31.2	March 28, 2019	10-K

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36620	32.1	March 28, 2019	10-K

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36620	32.2	March 28, 2019	10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

#	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novus Therapeutics, Inc.

Date: April 30, 2019	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2019	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory J. Flesher Gregory J. Flesher	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2019

/s/ Jon S. Kuwahara Jon S. Kuwahara	Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)	April 30, 2019

/s/ Keith A. Katkin Keith A. Katkin	Chairman of the Board of Directors	April 30, 2019

/s/ Erez Chimovits Erez Chimovits	Director	April 30, 2019

/s/ Cheryl L. Cohen Cheryl L. Cohen	Director	April 30, 2019

/s/ Gary A. Lyons Gary A. Lyons	Director	April 30, 2019

/s/ John S. McBride John S. McBride	Director	April 30, 2019