Form 10-Q
period 2019-03-31
Novus Therapeutics, Inc.
filed 2019-05-14
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36620

NOVUS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19900 MacArthur Blvd., Suite 550 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(949) 238-8090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NVUS	Nasdaq Capital Market

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

As of May 10, 2019, there were 12,896,473 shares of the Registrant’s common stock outstanding.

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

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$9,056	$12,972
Prepaid expenses and other current assets	1,265	1,304
Total current assets	10,321	14,276
Property and equipment, net	12	14
Operating lease asset, net	446	—
Goodwill	1,867	1,867
Other assets	805	869
Total assets	$13,451	$17,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$480	$689
Current operating lease liability	170	—
Accrued expenses and other liabilities	2,591	1,845
Total current liabilities	3,241	2,534
Non-current operating lease liability	281	—
Total liabilities	3,522	2,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 9,447,361 and 9,422,143 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	9	9
Additional paid-in capital	56,372	56,054
Accumulated deficit	(46,452)	(41,571)
Total stockholders’ equity	9,929	14,492
Total liabilities and stockholders’ equity	$13,451	$17,026

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating expenses
Research and development	$2,989	$1,097
General and administrative	1,886	1,698
Total operating expenses	4,875	2,795
Loss from operations	(4,875)	(2,795)
Other income (expense), net	(6)	(11)
Net loss and comprehensive loss	$(4,881)	$(2,806)
Net loss per share, basic and diluted	$(0.52)	$(0.36)
Weighted-average common shares outstanding, basic and diluted	9,427,073	7,749,263

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders' Equity
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	9,422,143	$9	—	$—	$56,054	$(41,571)	$14,492
Issuance of common stock at-the-market, net of issuance costs	25,218	—	—	—	107	—	107
Stock-based compensation	—	—	—	—	211	—	211
Net loss and other comprehensive loss	—	—	—	—	—	(4,881)	(4,881)
Balance as of March 31, 2019	9,447,361	$9	—	$—	$56,372	$(46,452)	$9,929

Balance as of December 31, 2017	7,110,414	$7	—	$—	$46,951	$(27,506)	$19,452
Issuance of common stock at-the-market, net of issuance costs	2,296,610	2	—	—	7,489	—	7,491
Stock-based compensation	—	—	—	—	161	—	161
Net loss and other comprehensive loss	—	—	—	—	—	(2,806)	(2,806)
Balance as of March 31, 2018	9,407,024	$9	—	$—	$54,601	$(30,312)	$24,298

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(4,881)	$(2,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3
Amortization of operating lease asset	43	—
Stock-based compensation	211	161
Changes in operating assets and liabilities:
Prepaid expenses and other assets	103	192
Accounts payable and accrued expenses	537	179
Operating lease liability	(38)
Net cash used in operating activities	(4,023)	(2,271)
Investing activities
Net cash provided by investing activities	—	—
Financing activities
Proceeds from issuance of common stock, net	107	7,491
Net cash provided by financing activities	107	7,491
Net (decrease) increase in cash	(3,916)	5,220
Cash at beginning of period	12,972	17,303
Cash at end of period	$9,056	$22,523

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Novus Therapeutics is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (“ENT”). Unless otherwise indicated, references to the terms “Novus” or the “Company”, refer to Novus Therapeutics, Inc.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2019, as amended. The results of operations and comprehensive loss for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full fiscal year or any other future period.

Principles of Consolidation

Novus, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $4.9 million for the three months ended March 31, 2019. As of March 31, 2019, the Company had cash of $9.1 million, working capital of $7.1 million and an accumulated deficit of $46.5 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. On April 30, 2019, the Company raised $10.7 million in a registered direct offering, see Note 8. Subsequent Events.

Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The Company has implemented, and will continue to implement, certain cost cutting measures commencing in the first half of 2019 to reduce its cash flow requirements. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives during 2019 as it seeks strategic alternatives.

At the time of issuance of the condensed consolidated financial statements for the period ended March 31, 2019, the Company concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months from the date of issuance of the condensed consolidated financial statements. The financial information and the condensed consolidated financial statements included in this filing have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to stock-based compensation, accruals for liabilities, operating lease liability, carrying value of goodwill, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents or restricted cash at March 31, 2019 and December 31, 2018.

Concentration of Credit Risk and Other Risks and Uncertainties

As of March 31, 2019 and December 31, 2018, all of the Company’s long-lived assets were located in the U.S.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the assets acquired and liabilities assumed under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment annually as of October 1st or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. The Company determined that no impairment existed as of March 31, 2019 and December 31, 2018.

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

The carrying value of long-lived assets, including operating lease right-of-use assets and intangible assets, is evaluated whenever events or changes in business circumstances or the Company’s planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, undiscounted future operating cash flows of long-lived assets are compared to their respective carrying value. If the carrying value is greater than the undiscounted future operating cash flows of long-lived assets, the long-lived assets are written down to their respective fair values and an impairment loss is recorded. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. No impairments of tangible assets have been identified during the periods presented.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through March 31, 2019.

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

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(4,881)	$(2,806)
Net loss per share, basic and diluted	$(0.52)	$(0.36)
Weighted-average number of common shares, basic and diluted	9,427,073	7,749,263

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the three months ended March 31, 2019, common share equivalents of 1,241,717 shares were anti-dilutive. For the three months ended March 31, 2018, common share equivalents of 816,766 shares were anti-dilutive.

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

Effective as of August 1, 2018, the Board of Directors amended the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the Company’s 2014 Employee Stock Purchase Plan (the “ESPP” and, together with the 2014 Plan, the “Plans”) to reduce the share reserves under the Plans. These reductions were made to equitably adjust the share reserves in accordance with the terms of the Plans. As a result of these equitable adjustments: (1) the number of shares of common stock authorized for issuance under the 2014 Plan (excluding shares underlying outstanding awards as of August 1, 2018) was reduced to 766,500 shares and the maximum number of shares that can be added to the 2014 Plan under evergreen provision set forth in Section 4(a)(1)(C) of the 2014 Plan was reduced to 550,000 shares annually; and (2) the number of shares of common stock authorized for future issuance under the ESPP was reduced to 209,500 shares (excluding shares previously issued under the ESPP prior to August 1, 2018) and the maximum number of shares that can be added to the ESPP under the evergreen provision set forth in the ESPP was reduced to 135,000 shares annually. The 2014 Plan and ESPP were amended and restated as of August 1, 2018 to reflect these equitable adjustments. The number of shares reserved for issuance under the 2014 Plan and ESPP was increased by 376,885 and 94,221 shares, respectively, effective as of March 31, 2019.

Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the estimated fair value of the stock options on grant date, determined using the Black-Scholes option pricing model. The awards generally vest over the period the Company expects to receive services from nonemployees. Similar to stock options granted to employees, the fair value of stock options granted nonemployees, determined using the Black-Scholes option pricing model, involves assumptions that are subjective and require significant judgment and estimation by management.  The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior on stock options granted to nonemployees, the Company determined the contractual term is the appropriate periods for expected life on stock options granted to nonemployees. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through March 31, 2019. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to tax in the U.S., Israel and California.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact and timing of adopting this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, an amendment to the accounting guidance on cloud computing service arrangements that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the guidance will have on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations with lease terms greater than twelve months, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance also changes the definition of a lease and expands required disclosures of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company elected the optional transition method to apply the standard as of the effective date and therefore, did not restate prior periods to apply the standard to the comparative periods presented on our condensed consolidated financial statements.

The Company elected practical expedients as follows as of January 1, 2019:

Practical expedient package	The Company has not reassessed whether any expired or existing contracts are, or contain, leases.
The Company has not reassessed the lease classification for any expired or existing leases.
The Company has not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

As a result of adopting ASC 842 as of January 1, 2019, the Company recorded an operating lease right-of-use asset of $489,000 and related operating lease liability of $491,000, respectively, primarily related to the Company’s office lease, based on the present value of the future lease payments on the date of adoption.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passing of H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”) and requires certain disclosures about stranded tax effects. The amendments in ASU No. 2018-02 are effective beginning in 2019, with early adoption permitted, and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate tax rate in the Act is recognized. The Company adopted the guidance effective January 1, 2019. There was no impact upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments in ASU No. 2018-07 are effective for the Company beginning in 2020, with early adoption permitted, but no earlier than a company’s adoption date of Topic 606 Revenue from Contracts with Customers. The Company has applied this guidance to its condensed consolidated financial statements and related disclosures beginning the first quarter of 2019. There was no material impact upon adoption.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of GAAP or other regulatory requirements. Among other changes, the SEC Release expanded the disclosure rules to require inclusion of an analysis of changes in stockholders’ equity in a company’s interim condensed consolidated financial statements. Presentation of the changes in each caption of stockholders’ equity presented on the condensed consolidated balance sheets must be provided in a note or separate statement, and the Company has elected to include a separate statement (the Condensed Consolidated Statements of Stockholders’ Equity above) to present activity during the three months ended March 31, 2019 and March 31, 2018.

No other new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid insurance	$325	$413
Prepaid other	166	261
Insurance receivable	747	583
Other current assets	27	47
Total prepaid expenses and other current assets	$1,265	$1,304

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued clinical	$1,273	$735
Accrued professional services	261	194
Accrued vacation	188	160
Accrued compensation and related expenses	805	742
Accrued other	64	14
Total accrued expenses and other liabilities	$2,591	$1,845

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under a single operating lease. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $49,000 and $42,000 for the three months ended March 31, 2019 and 2018, respectively.

In September 2015, the Company entered into a three-year operating lease for 5,197 square feet of office space in Irvine, California. The lease had an expiration date of August 31, 2018; however, the Company extended the term of the lease through September 30, 2021 by amending the office lease effective October 31, 2018.

The Company determines if a contract contains a lease at inception. Our material operating lease consist of a single office space. Our office lease has remaining terms of 2.75 years and does not include options to extend the lease for additional periods.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company has no lease agreements with lease and non-lease components.

Related to the adoption of Topic 842, our policy elections were as follows:

Separation of lease and non-lease components	While we do not currently have any lease agreement with lease and non-lease components, we elected this expedient to account for lease and non-lease components as separate components.

Short-term policy

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease cost(a)	$49
(a) Includes variable operating lease expenses, which is immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$45
Operating lease asset obtained in exchange for lease obligation:
Operating lease	446
Remaining lease term
Operating lease	2.5 years
Discount rate
Operating lease	3.25%

Future payments under noncancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

2019 (remainder of)	$136
2020	188
2021	146
Total minimum lease payments	470
Less imputed interest	(20)
Present value of lease liabilities	$450

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of March 31, 2019; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no milestones achieved during the year ended December 31, 2018.

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

Legal Proceedings

On September 22, 2014, Tokai Pharmaceuticals, Inc. (“Tokai”), the legal predecessor of the Company, completed the initial public offering of its common stock (the “IPO”). Subsequent to the IPO, several lawsuits were filed against Tokai, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the IPO. The lawsuits allege that, in violation of the Securities Act of 1933 (the “Securities Act”), Tokai’s registration statement for the IPO made false and misleading statements and omissions about Tokai’s clinical trials for galeterone. Each lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. Further details on each lawsuit are set forth below. The Company intends to vigorously defend against these claims. Given the uncertainty of litigation, the preliminary stage of these cases, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore it cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Massachusetts State Court, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion. On March 27, 2018 the Wu Action was remanded to the Massachusetts State Court. On May 3, 2018, plaintiff filed an amended class action complaint. Following the refiling of the Jackie888 Action in Massachusetts State Court (discussed above), on June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action. On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Defendants moved to dismiss the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 28, 2018, and defendants filed their reply in support of their motion on October 19, 2018. In addition, Defendants moved to strike the class allegations in the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 11, 2018, and defendants filed their reply in support of their motion on September 21, 2018. The court held a hearing on November 15, 2018 on defendants’ motion to strike. On December 20, 2018, the court denied defendants’ motion to strike.  The court held a hearing on December 20, 2018 on defendants’ motion to dismiss.  On January 8, 2019, the court denied defendants’ motion to dismiss.  On February 6, 2019, the court entered a scheduling order, pursuant to which discovery on merits issues was stayed pending the court’s resolution of class certification. On April 18, 2019, the court held a hearing as to plaintiff Wu’s failure to respond to defendant’s discovery requests.  The court issued an order requiring plaintiff Wu to serve written responses to the pending discovery requests by May 10, 2019.  According to the order, if plaintiff Wu fails to do so, her individual action will be subject to dismissal with prejudice. Discovery on class certification and standing issues must be completed by July 12, 2019.  Plaintiffs’ motion for class certification and defendants; motion to dismiss for lack of standing shall be filed on or by August 22, 2019, oppositions thereto shall be filed on or by September 19, 2019, and replies in support shall be filed on or by October 10, 2019.  The court scheduled a hearing for October 23, 2019 on the motions.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion by November 19, 2018, defendants filed a reply in support of their motion by December 17, 2018, and plaintiff filed a sur-reply in support of his opposition by January 8, 2019. The court set a hearing for February 25, 2019 on defendants’ motion to dismiss but later cancelled the hearing.  At this time, the hearing has not been rescheduled.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2019.

Note 6. Income Taxes

The Company is subject to income taxes under the Israeli and U.S. tax laws. The Company was subject to an Israeli corporate tax rate of 23% in the year 2018 and is expected to be subject to an Israeli corporate tax rate of 23% in the year

2019 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 21% in 2018 and is expected to be subject to a blended U.S. tax rate of 21% in 2019.

Note 7. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000 as of March 31, 2019.

Note 8. Subsequent Events

On April 30, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2019, as amended. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. Unless otherwise indicated, references to the terms “Novus”, the “Company”, “we”, “our” and “us” refer to Novus Therapeutics, Inc. References to the term “Tokai” refer to Tokai Pharmaceuticals, Inc., the legal predecessor of the Company.

ABOUT NOVUS THERAPEUTICS

Overview

Novus Therapeutics, Inc. is a specialty pharmaceutical company focused on developing products for patients with disorders of the ear, nose, and throat (“ENT”). The Company has two platform technologies, each with the potential to be developed for multiple indications. Novus’ lead program (OP0201) is a surfactant-based nasal aerosol drug-device combination product candidate being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (“OM”), which is middle ear inflammation and effusion with or without infection. Globally, OM affects more than 700 million adults and children every year, with over half of the cases occurring in children under five years of age. OM is one of the most common disorders seen in pediatric practice, and in the U.S. is a leading cause of health care visits and the most frequent reason children are prescribed antibiotics or undergo surgery. Novus also has a foam-based drug delivery technology platform (OP01xx), which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

Surfactant Platform (OP02xx)

The first product in the surfactant platform program, OP0201, is being developed as a potential first-in-class treatment option for OM. OM is often caused by Eustachian tube dysfunction (“ETD”). OP0201 is a nasal aerosol, drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine [“DPPC”]) and a spreading agent (cholesteryl palmitate [“CP”]) suspended in propellant. The product is administered intranasally via a pressurized metered-dose inhaler (“pMDI”). OP0201is intended to be used to restore the normal physiologic activity of the Eustachian tube (“ET”), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together, the active ingredients in OP0201 effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP0201 promotes ‘de-sticking’ of the ET so that ventilation of the middle ear is restored.

Novus has completed three phase 1 placebo-controlled clinical trials in adults that were designed to evaluate safety and tolerability of single and repeated intranasal does of OP0201. Results of two single-dose phase 1 clinical trials demonstrated safety and tolerability of OP0201 nasal aerosol in both healthy adults (study C-001) and in adults with acute otitis media (study C-004). The Company also completed enrollment of a 14-day phase 1 clinical trial in healthy adults (study C-002). In addition, Novus is currently conducting an exploratory phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media (study C-006). Upon completion of the phase 2a study, Novus intends to initiate phase 2 and phase 3 studies with an initial focus on a development program that, if successful, will lead to registration of OP0201 nasal aerosol in North America and key European markets as a product to treat OM and prevent OM in infants and children. Additional development activities to support registration of OP0201 nasal aerosol in other countries, or for other indications, or other patient populations, may occur in the future.

Foam Platform (OP01xx)

OP0101 and OP0102 are foam-based products intended to be used as a delivery vehicle for drugs to be administered into the ear canals, as well as the nasal and sinus cavities. OP0101 was the initial product utilizing the foam platform. It was developed as an improved treatment option for acute otitis externa (“AOE”), a common infectious medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP0101 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP0101 that was non-inferior to standard of care, but with a more favorable dosing regimen (dose daily instead of two doses daily for seven days).

In 2016, Novus began development of OP0102, a second-generation formulation designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently suspended the OP0102 development program to focus resources on the surfactant program.

RECENT DEVELOPMENTS

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray, up to $8.5 million in shares of its common stock. Piper Jaffray sold 2,463,966 shares of the Company’s common stock under the Equity Distribution Agreement through March 9, 2018, resulting in total proceeds of approximately $8.5 million.

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to $9.8 million in shares of its common stock. Piper Jaffray sold 25,218 shares of the Company’s common stock under the 2018 Prospectus through March 31, 2019.

2019 Equity Offering

On April 30, 2019, following the end of the first quarter of 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2019, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC on March 28, 2019, as amended.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table provides comparative unaudited results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
Operating expenses:
Research and Development	$2,989	$1,097	1,892	172%
General and Administrative	1,886	1,698	188	11%
Total operating expenses	4,875	2,795	2,080	74%
Loss from operations	(4,875)	(2,795)	(2,080)	74%
Other income (expense), net	(6)	(11)	5	(45)%
Net loss	$(4,881)	$(2,806)	(2,075)	74%

Research and Development Expenses

The increase in research and development expenses of $1.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, was primarily due to an increase in clinical related costs for OP0201 of $1.6 million, an increase in formulation development costs for OP0201 of $266,000, and an increase in personnel related costs of $189,000 related to the hiring of additional employees in clinical operations. The increases were partially offset by a decrease in consulting costs of $171,000 as more work was performed in-house. We expect research and development expenses to increase in subsequent periods as we advance our OP0201 program.

General and Administrative Expenses

The increase in general and administrative expenses of $188,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase of $162,000 in personnel related costs and an increase in stock-based compensation expense of $45,000. Additionally, litigation costs related to Tokai shareholder lawsuits increased by $110,000. These increases were partially offset by a decrease of $138,000 in other general and administrative costs.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to a decrease of $9,000 in value added tax (“VAT”) paid in Israel, partially offset by an increase of $4,000 in realized gains on foreign currency translation for the three months ended March 31, 2019. During the same period in 2018, the Company had other expense of $11,000, net.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had cash of $9.1 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in a 2017 reverse merger with Tokai. We have concluded and disclosed in the footnotes to our unaudited condensed consolidated financial statements, included elsewhere within this Quarterly Report on Form 10-Q, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements.

We do not have any approved products for commercial sale and have never generated revenue from product sales, and have incurred significant net losses since our inception and expect to continue to incur net operating losses for the foreseeable future. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates or enter into collaborative arrangements with third parties. Our primary use of cash is to fund operating expenses, which consist of research and development expenses and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

We will continue to require additional financing in order to advance OP0201 through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into an equity distribution agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings and filed a related prospectus supplement (the “2017 Prospectus”). On July 23, 2018, the Company filed a new prospectus supplement (the “2018 Prospectus”). Under the 2017 Prospectus, we sold shares of common stock from October 2, 2017 through March 9, 2018 for gross proceeds of approximately $8.5 million.  Under the 2018 Prospectus, we may offer and sell up to an additional $9.8 million in shares of common stock. 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000 as of March 31, 2019. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

On April 30, 2019, following the end of the first quarter of 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants.

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

As a result of these conditions, we have concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that our condensed consolidated financial statements were issued without raising additional capital. The financial information and condensed consolidated financial statements included in this filing have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(4,023)	$(2,271)
Net cash used in investing activities	—	—
Net cash provided by financing activities	107	7,491
Net increase in cash and restricted cash	$(3,916)	$5,220

Comparison of the Three Months Ended March 31, 2019 and 2018

Net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of our net loss of $4.9 million, partially offset by non-cash items consisting primarily of stock-based compensation, and depreciation and amortization totaling $256,000. Additionally, cash used in operating activities for the three months ended March 31, 2019 reflected a net increase in cash from changes in operating assets and liabilities of $602,000, primarily due to a decrease in our prepaid expenses and an increase in our other accrued expenses, partially offset by a decrease in our accounts payable.

Net cash used in operating activities for the three months ended March 31, 2018 consisted primarily of our net loss of $2.8 million, partially offset by non-cash items consisting of depreciation and stock-based compensation totaling $164,000. Additionally, cash used in operating activities for the three months ended March 31, 2018 reflected a net increase in cash from changes in operating assets and liabilities of $371,000, primarily due to a decrease in our prepaid expenses and increases in accounts payable and certain other accrued liabilities, partially offset by a decrease in accrued severance expenses.

There was no cash provided by or used in the Company’s investing activities for the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities for the three months ended March 31, 2019 was comprised of $107,000 in net proceeds from the 2018 Prospectus for the sale of approximately 25,000 shares of Novus common stock.

Net cash provided by financing activities for the three months ended March 31, 2018 was comprised of $7.5 million in net proceeds from the Equity Distribution Agreement for the sale of approximately 2.3 million shares of Novus common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Arrangements

No material changes to contractual obligations and commitments occurred during the three months ended March 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to legal proceedings is provided under the heading “Legal Proceedings” in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements and is incorporated by reference herein.

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

Unless otherwise indicated, references to the terms “Novus”, the “Company”, “we”, “our”, and “us” refer to Novus Therapeutics, Inc.

Risks Related to Our Operations

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $4.9 million for the three months ended March 31, 2019. As of March 31, 2019, the Company had cash of $9.1 million, working capital of $7.1 million and an accumulated deficit of $46.5 million.  We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We are currently focused on developing OP0201 nasal aerosol as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM”) (middle ear inflammation with or without infection). Although we have successfully manufactured several current Good Manufacturing Procedures (“cGMP”) batches of OP0201 nasal aerosol drug product suitable for clinical trials, these batches were all of a smaller scale, and we may have difficultly scaling up manufacturing in a timely and cost-effective manner. We have completed three phase 1 placebo-controlled clinical trials in adults that were designed to evaluate safety and tolerability of single and repeated intranasal doses of OP0201. We are currently conducting one exploratory phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media. Upon completion of the phase 2a clinical study, we intend to initiate phase 2 and phase 3 studies, with an initial focus on a development program that, if successful, will lead to registration of OP0201 nasal aerosol in North America and key European markets as a product to treat OM and prevent OM in infants and children. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully generate clinical data for the OP0201 nasal aerosol program, we may have greater difficulty raising additional capital on favorable terms, or at all.

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

We are early in our development efforts and are developing only one of our two drug candidates, OP0102 and OP0201 nasal aerosol. If we are unable to successfully develop and commercialize this candidate (OP0201 nasal aerosol) or any other drug candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in product development, (including funding our formulation and device development), manufacturing, nonclinical studies, and clinical studies. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for our or additional product candidates.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute formulation, manufacturing, clinical, and nonclinical development activities;
•	manufacture drug product at commercial scale;
•	establish and confirm commercially acceptable stability (shelf-life) of our drug products;
•	in-license or acquire other product candidates and advance them through clinical development;
•	obtain required regulatory approvals for the development and commercialization of OP0201 nasal aerosol or other product candidates;
•	maintain, leverage and expand our intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for OP0201 nasal aerosol and/or other product candidates;
•	obtain and maintain adequate product pricing and reimbursement;
•	develop and maintain any strategic relationships we elect to enter into; and

•	manage our spending as costs and expenses increase due to product manufacturing, nonclinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our or other product candidates, and our business will suffer.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates, and, until May 2017, early stage clinical studies of our most advanced product candidate, OP0101 otic foam. In May 2017, we paused the OP0101 otic foam development program and began focusing substantially all of our resources on the advancement of our surfactant program (OP0201 nasal aerosol) for otitis media. Since then, operations related to OP0201 nasal aerosol have included arranging for third party vendors to formulate and manufacture cGMP clinical material as well as preparing and conducting three phase 1 clinical studies and one phase 2a clinical study. Additional phase 2 clinical trial preparation activities are also ongoing. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

We will continue to conduct OP0201 nasal aerosol formulation and device development as the product advances through clinical development. We are highly dependent on third parties for OP0201 nasal aerosol formulation and device development as well as manufacturing of drug product. Although we have been successful in manufacturing cGMP batches for phase 1 clinical trials and a phase 2a clinical trial, these have been at a smaller scale. We may not be successful in scaling-up manufacturing for subsequent larger clinical trials.

Reformulation work for our otic foam product to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with AOE commenced in 2016 but was subsequently put on hold. If the reformulation work is resumed, additional formulation development and clinical studies with the new combination product (antibiotic + anesthetic) will need to be conducted. There is a risk that additional nonclinical and/or clinical safety studies will be required by the U.S. Food and Drug Administration (“FDA”) or similar regulatory authorities outside the U.S. and/or that subsequent studies will not match results seen in prior studies with earlier otic foam formulations.

Given the early stage of development for both product candidates, the risk of failure is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate we currently are developing and/or future product candidates, we must ensure that formulation and device (as applicable) development manufacturing, nonclinical trials, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans are conducted. Formulation and device (as applicable) development, manufacturing, nonclinical and clinical trials are all expensive activities, difficult to design and implement, and can take years to complete. The outcomes of formulation and device development, manufacturing, nonclinical and clinical trials are all inherently uncertain. Failure can occur at any time during the development program. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. For instance, results from nonclinical trials conducted with an earlier formulation of the surfactant product may not be predictive of the results of our OP0201 nasal aerosol clinical studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the European Medicines Agency (“EMA”), or the Medicines & Healthcare Products Regulatory Agency (“MHRA”) the United Kingdom regulatory authority, will approve Clinical Trial Application’s for any of our product candidates in the future. There is also no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the EMA, MHRA, FDA or a comparable foreign regulatory authority on a trial that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the design of a clinical study;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	delays or failure in completing formulation development and manufacturing work as a prerequisite to commencing cGMP manufacture of clinical trial material;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
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

Additionally, because we are developing a drug-device combination product (OP0201 nasal aerosol), we will be subject to greater regulatory scrutiny and technical challenges. Devices such as our metered-dose inhaler are regulated by a separate division within the FDA. Even if our drug compound is shown to be safe and effective, our delivery device must also demonstrate that it can reliably deliver a consistent dose of the drug across repeated uses. This is challenging and is subject to a further layer of regulatory review before our product can be approved. If we are unsuccessful in addressing these technical and regulatory challenges, our prospects could be adversely affected.

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

OP0201 nasal aerosol is an early‑product candidate, and the side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through ongoing and future OP0201 nasal aerosol clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims.

Any new formulations of otic foam would be an early-product candidate. The side effect profile of any new formulations of otic foam will need to be established in animals and humans. It may be a product with an unacceptable side effect profile.

Risks Related to Our Financial Position and Need for Additional Capital

We have concluded and disclosed in the footnotes to our unaudited condensed consolidated financial statements, included elsewhere within this Quarterly Report on Form 10-Q, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements.

Our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a basis that assumes that we will continue as a going concern and does not include any adjustments that may result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon a number of factors, including our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from obligations that become due in the ordinary course of business. Management currently believes that it will be necessary for us to raise additional funding in the form of an equity financing from the sale of common stock or the issuance of debt. There can be no guarantee that we will successfully raise all the funding we require. However, substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, it may be more difficult for us to raise the additional financing necessary to continue to operate our business and we may be forced to significantly alter our business strategy, substantially curtail our current operations, or cease operations altogether.

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

We have sufficient capital to complete the ongoing OP0201 nasal aerosol phase 1 and phase 2a clinical studies but will require additional capital to conduct additional OP0201 nasal aerosol studies and ultimately commercialize OP0201 nasal aerosol if approved. We may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the Company’s common stock could decline. At March 31, 2019, the Company had approximately 9.4 million shares of common stock outstanding.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, or the approvals may be for a narrow indication, we may not be able to commercialize our product candidates, and our ability to generate revenue may be materially impaired.

Our product candidates must be approved by the FDA pursuant to a new drug application in the U.S. and by other regulatory authorities outside the U.S. prior to commercialization in regions outside of the U.S.. The process of obtaining marketing approvals, both in the U.S. and outside the U.S., is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any country. We have no experience in filing and supporting the applications necessary to gain marketing approvals for ear, nose, or throat (“ENT”) products and may engage third-party consultants to assist in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data, and other supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product formulation and manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. In addition, varying interpretations of the data obtained from nonclinical and clinical studies could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

In order to market and sell our products in the European Union (“EU”) and other international jurisdictions outside of the U.S., we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may require additional nonclinical, clinical or health outcome data. In addition, the time required to obtain approval may differ substantially amongst international jurisdictions. The regulatory approval process outside the U.S. generally includes all the risks associated with obtaining FDA approval. In addition to regulatory approval, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the EMA, MHRA, or FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval may be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation that are specific to those defined by regulatory authorities in the countries where the product is approved. In the U.S. and other countries that follow the International Conference on Harmonization, these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians and recordkeeping.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

In OM, there are currently no drug therapies approved for the treatment or prevention of OM in children or adults. We expect that OP0201 nasal aerosol will compete primarily with a surgery where the tympanic membrane is perforated to improve drainage and ventilation of the middle ear (myringotomy or tympanostomy tube insertions) as a means of treating OM and preventing recurrent or chronic OM. We may also compete with a medical device that uses a small intranasal balloon inserted into the ET to ventilate the ET in adults with ETD. Surgery to insert tympanostomy tubes may continue to be the preferred treatment for OM in children whereas the intranasal balloon may be the preferred treatment for ETD in adults. Patients may be prescribed concurrent antibiotic therapy for AOM, but these products will not be competitive with, but likely will be used in conjunction with OP0201 nasal aerosol.

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

Generic products are currently available for treatment of otitis externa, with additional products expected to become available over the coming years, potentially creating pricing pressure. If our otitis externa product candidates (e.g. otic foam) achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

Future collaborations we may enter into could involve the following risks:

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

If our collaborations do not result in the successful development of products or product candidates, product candidates could be delayed, and we may need additional resources to develop product candidates. All of the risks relating to product development, manufacturing, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have a sole supplier for our active pharmaceutical ingredients (“API”), and a different sole manufacturer for our OP0201 nasal aerosol product candidate. Although we believe that our third-party suppliers maintain a significant supply of APIs on hand, any sustained disruption in this supply could adversely affect our operations. We do not have any long-term agreements in place with our current API supplier or our manufacturer. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing approved product candidates could negatively affect our sales revenues, as well as delay our clinical trials.

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

We have acquired rights to our OP0201 surfactant nasal aerosol product through a license agreement with Otodyne, Inc. and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements may impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any non-disclosure or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 65.7% of our capital stock as of March 31, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

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

Our financial statements have only been prepared in accordance with GAAP since May 2017. Since that time, we have implemented measures designed to improve our internal controls over financial reporting, including by bringing in additional accounting resources and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. If we are unable to successfully maintain internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.

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

Moreover, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of its outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

Exhibit Index

Exhibit Number	Description

10.1	Management Continuity Agreement, date August 7, 2017, between Novus Therapeutics, Inc. and Catherine C. Turkel

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novus Therapeutics, Inc.

Date: May 14, 2019	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)