Form 10-Q
period 2019-06-30
Novus Therapeutics, Inc.
filed 2019-08-13
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 12,974,923 shares of the Registrant’s common stock outstanding.

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

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$13,703	$12,972
Prepaid expenses and other current assets	1,478	1,304
Total current assets	15,181	14,276
Property and equipment, net	10	14
Operating lease asset, net	403	—
Goodwill	1,867	1,867
Other assets	755	869
Total assets	$18,216	$17,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753	$689
Current operating lease liability	173	—
Accrued expenses and other liabilities	1,022	1,845
Total current liabilities	1,948	2,534
Non-current operating lease liability	236	—
Total liabilities	2,184	2,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 12,974,923 and 9,422,143 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	13	9
Additional paid-in capital	66,564	56,054
Accumulated deficit	(50,545)	(41,571)
Total stockholders’ equity	16,032	14,492
Total liabilities and stockholders’ equity	$18,216	$17,026

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$2,297	$1,329	$5,286	$2,426
General and administrative	1,792	1,860	3,678	3,558
Total operating expenses	4,089	3,189	8,964	5,984
Loss from operations	(4,089)	(3,189)	(8,964)	(5,984)
Other income (expense), net	(4)	—	(10)	(11)
Net loss and comprehensive loss	$(4,093)	$(3,189)	$(8,974)	$(5,995)
Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(0.85)	$(0.70)
Weighted-average common shares outstanding, basic and diluted	11,751,110	9,407,024	10,595,511	8,582,723

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	9,422,143	$9	$56,054	$(41,571)	$14,492
Issuance of common stock at-the-market, net of issuance costs	25,218	—	107	—	107
Issuance of common stock and warrants in registered direct offering, net of issuance costs	3,449,112	4	9,565	—	9,569
Issuance of common stock in connection with vesting of restricted stock units	78,450	—	—	—	—
Stock-based compensation	—	—	838	—	838
Net loss and other comprehensive loss	—	—	—	(8,974)	(8,974)
Balance as of June 30, 2019	12,974,923	$13	$66,564	$(50,545)	$16,032

Balance as of March 31, 2019	9,447,361	$9	$56,372	$(46,452)	$9,929
Issuance of common stock and warrants in registered direct offering, net of issuance costs	3,449,112	4	9,565	—	9,569
Issuance of common stock in connection with vesting of restricted stock units	78,450	—	—	—	—
Stock-based compensation	—	—	627	—	627
Net loss and other comprehensive loss	—	—	—	(4,093)	(4,093)
Balance as of June 30, 2019	12,974,923	$13	$66,564	$(50,545)	$16,032

Balance as of December 31, 2017	7,110,414	$7	$46,951	$(27,506)	$19,452
Issuance of common stock at-the-market, net of issuance costs	2,296,610	2	7,489	—	7,491
Stock-based compensation	—	—	565	—	565
Net loss and other comprehensive loss	—	—	—	(5,995)	(5,995)
Balance as of June 30, 2018	9,407,024	$9	$55,005	$(33,501)	$21,513

Balance as of March 31, 2018	9,407,024	$9	$54,601	$(30,312)	$24,298
Issuance of common stock at-the-market, net of issuance costs	—	—	—	—	—
Stock-based compensation	—	—	404	—	404
Net loss and other comprehensive loss	—	—	—	(3,189)	(3,189)
Balance as of June 30, 2018	9,407,024	$9	$55,005	$(33,501)	$21,513

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(8,974)	$(5,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	5
Amortization of operating lease asset	86	—
Stock-based compensation	838	565
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(60)	(192)
Accounts payable and accrued expenses	(759)	12
Operating lease liability	(80)	—
Net cash used in operating activities	(8,945)	(5,605)
Financing activities
Proceeds from issuances of common stock, net	9,676	7,491
Net cash provided by financing activities	9,676	7,491
Net change in cash	731	1,886
Cash at beginning of period	12,972	17,303
Cash at end of period	$13,703	$19,189

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Novus Therapeutics is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (“ENT”). Unless otherwise indicated, references to the terms “Novus” or the “Company” refer to Novus Therapeutics, Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and Article 10 of Regulation S-X requirements as set forth by the Securities and Exchange Commission (“SEC”) for interim financial information and reflect all adjustments and disclosures, which are, in the opinion of management, of a normal and recurring nature, and considered necessary for a fair presentation of the financial information contained herein. Pursuant to these rules and regulations, the unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of operations and comprehensive loss, financial position, and cash flows in conformity with GAAP.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2019, as amended. The results of operations and comprehensive loss for the three and six months ended June 30, 2019 are not necessarily indicative of results expected for the full fiscal year or any other future period.

Principles of Consolidation

Novus, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc.

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The impact of the currency translation is not significant.

All significant intercompany accounts and transactions among the entities have been eliminated from the condensed consolidated financial statements.

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $4.1 million and $9.0 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the Company had cash of $13.7 million, working capital of $13.2 million and an accumulated deficit of $50.5 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. On April 30, 2019, the Company raised gross proceeds of $10.7 million in a registered direct offering, see Note 7. Stockholders’ Equity.

Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. In the first half of 2019, the Company has implemented, and will continue to implement, certain cost cutting measures to reduce its cash flow requirements. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives as it seeks strategic alternatives.

On August 8, 2019, the Company received written notice (the “Notification Letter”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company does not currently meet the minimum closing bid price requirement.

The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days, or until February 4, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 4, 2020. In the event that the Company does not regain compliance by February 4, 2020, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement.

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

At the time of issuance of the condensed consolidated financial statements for the period ended June 30, 2019, the Company concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months from the date of issuance of the condensed consolidated financial statements. The financial information and the condensed consolidated financial statements included in this filing have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations

Use of Estimates

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents or restricted cash at June 30, 2019 and December 31, 2018.

Concentration of Credit Risk and Other Risks and Uncertainties

As of June 30, 2019 and December 31, 2018, all of the Company’s long-lived assets were located in the U.S.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the assets acquired and liabilities assumed under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment annually as of October 1st or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. The Company determined that no impairment existed as of June 30, 2019 and December 31, 2018.

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Additions, major renewals and improvements are capitalized, and repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized over the remaining life of the initial lease term or the estimated useful lives of the assets, whichever is shorter.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through June 30, 2019.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(4,093)	$(3,189)	$(8,974)	$(5,995)
Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(0.85)	$(0.70)
Weighted-average number of common shares, basic and diluted	11,751,110	9,407,024	10,595,511	8,582,723

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of June 30, 2019 and 2018, common share equivalents of 8,233,947 shares and 1,517,588 shares were anti-dilutive, respectively.

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

Restricted Stock Units (“RSU”) and Performance-Based Restricted Stock Units (“PRSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

Effective as of August 1, 2018, the Board of Directors amended the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the Company’s 2014 Employee Stock Purchase Plan (the “ESPP” and, together with the 2014 Plan, the “Plans”) to reduce the share reserves under the Plans. These reductions were made to equitably adjust the share reserves in accordance with the terms of the Plans. As a result of these equitable adjustments: (1) the number of shares of common stock authorized for issuance under the 2014 Plan (excluding shares underlying outstanding awards as of August 1, 2018) was reduced to 766,500 shares and the maximum number of shares that can be added to the 2014 Plan under evergreen provision set forth in Section 4(a)(1)(C) of the 2014 Plan was reduced to 550,000 shares annually; and (2) the number of shares of common stock authorized for future issuance under the ESPP was reduced to 209,500 shares (excluding shares previously issued under the ESPP prior to August 1, 2018) and the maximum number of shares that can be added to the ESPP under the evergreen provision set forth in the ESPP was reduced to 135,000 shares annually. The 2014 Plan and ESPP were amended and restated as of August 1, 2018 to reflect these equitable adjustments. The number of shares reserved for issuance under the 2014 Plan and ESPP were 874,955 and 303,721 shares, respectively, as of June 30, 2019.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through June 30, 2019. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to tax in the U.S., Israel and California.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid insurance	$396	$413
Prepaid other	265	261
Insurance receivable	739	583
Other current assets	78	47
Total prepaid expenses and other current assets	$1,478	$1,304

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued clinical	$419	$735
Accrued compensation and related expenses	238	194
Accrued vacation	200	160
Accrued professional services	149	742
Accrued other	16	14
Total accrued expenses and other liabilities	$1,022	$1,845

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under a single operating lease. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $47,000 and $42,000 for the three months ended June 30, 2019 and 2018, respectively, and $95,000 and $84,000 for the six months ended June 30, 2019 and 2018, respectively.

In September 2015, the Company entered into a three-year operating lease for 5,197 square feet of office space in Irvine, California. The lease had an expiration date of August 31, 2018; however, the Company extended the term of the lease through September 30, 2021 by amending the office lease effective October 31, 2018.

The Company determines if a contract contains a lease at inception. Our material operating lease consist of a single office space. Our office lease has remaining terms of 2.25 years and does not include options to extend the lease for additional periods.

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

The components of lease expense were as follows:

Six Months Ended June 30, 2019
Operating lease cost(a)	$97
(a) Includes variable operating lease expenses, which is immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Six Months Ended June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$89
Operating lease asset obtained in exchange for lease obligation:
Operating lease	489
Remaining lease term
Operating lease	2.25 years
Discount rate
Operating lease	3.25%

Future payments under noncancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2019 (remainder of)	$91
2020	188
2021	146
Total minimum lease payments	425
Less imputed interest	(16)
Present value of lease liabilities	$409

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2019; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no milestones achieved during the three months ended June 30, 2019 or the year ended December 31, 2018.

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

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit. On May 24, 2018, the plaintiff dismissed its complaint in the Superior Court of the State of California and refiled its complaint in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”). On

June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action (discussed below). On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Events that occurred while the actions were consolidated are described below. The Jackie888 Action and Wu Action were later de-consolidated on May 16, 2019 when the Wu Action was dismissed with prejudice.  In the remaining Jackie888 action, plaintiff’s motion for class certification is due on August 22, 2019.

•

Wu Action. On December 5, 2016, a putative securities class action was filed in the Massachusetts State Court, entitled Wu v. Tokai Pharmaceuticals, Inc., et al., 16-3725 BLS (“Wu Action”). The plaintiff seeks to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On December 19, 2016, defendants removed the Wu Action to the U.S. District Court for the District of Massachusetts, where it was captioned Wu v. Tokai Pharmaceuticals, Inc., et al., 16-cv-12550. On January 6, 2017, plaintiff filed a motion to remand the Wu Action to Massachusetts State Court. On September 28, 2017, the court stayed the case pending a decision by the United States Supreme Court in Cyan, Inc. v. Beaver County Employees Retirement Fund, S. Ct. Case No. 15-1439. On March 20, 2018, the United States Supreme Court ruled in Cyan that state courts have subject matter jurisdiction over covered class actions alleging only Securities Act claims and that such actions are not removable to federal court. On March 22, 2018, plaintiff moved for leave to submit the Cyan decision in support of plaintiff’s remand motion. On March 27, 2018 the Wu Action was remanded to the Massachusetts State Court. On May 3, 2018, plaintiff filed an amended class action complaint. Following the refiling of the Jackie888 Action in Massachusetts State Court (discussed above), on June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action. On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Defendants moved to dismiss the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 28, 2018, and defendants filed their reply in support of their motion on October 19, 2018. In addition, Defendants moved to strike the class allegations in the consolidated complaint on August 15, 2018, plaintiffs filed their opposition thereto on September 11, 2018, and defendants filed their reply in support of their motion on September 21, 2018. The court held a hearing on November 15, 2018 on defendants’ motion to strike. On December 20, 2018, the court denied defendants’ motion to strike.  The court held a hearing on December 20, 2018 on defendants’ motion to dismiss.  On January 8, 2019, the court denied defendants’ motion to dismiss.  On February 6, 2019, the court entered a scheduling order, pursuant to which discovery on merits issues was stayed pending the court’s resolution of class certification. On April 18, 2019, the court held a hearing as to plaintiff Wu’s failure to respond to defendant’s discovery requests.  The court issued an order requiring plaintiff Wu to serve written responses to the pending discovery requests by May 10, 2019.  Plaintiff Wu failed to serve written responses by the deadline and her claims were subsequently dismissed with prejudice by the court on May 16, 2019. In the same order, the court also de-consolidated the Wu Action from the Jackie888 Action.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. The court set a hearing for February 25, 2019 on defendants’ motion to dismiss but later cancelled the hearing.  On July 9, 2019, the court scheduled the hearing for defendants’ motion to dismiss on September 18, 2019.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2019.

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

Note 7. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000 as of June 30, 2019.

2019 Equity Offering

On April 30, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants. In addition, we have agreed to issue to the placement agent warrants to purchase up to 172,456 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants will have substantially the same terms as the Series A Warrants issued to the investors in the concurrent private placement, except that the placement agent warrants will have an exercise price equal to $3.87 or 125% of the offering price per share and will expire on April 30, 2024. The registered direct offering and the concurrent private placement are referred to collectively herein as the “2019 Equity Offering.”

All the warrants issued in connection with the 2019 Equity Offering contained put options that allow the holders of the warrants the right to receive, for each warrant share that would have been issuable upon an exercise immediately prior to the occurrence of an effective change in control event defined as a fundamental transaction, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock for which this warrant is exercisable immediately prior to such fundamental transaction.  The Company evaluated the embedded put option contained in the warrants under the guidance of ASC 815, Derivatives and Hedging, and concluded that the requirements for contingent exercise provisions as well as the settlement provision for scope exception in ASC 815-10-15-74 has been meet.  Accordingly, the put options contained in the warrants were not bi-furcated and accounted for as freestanding derivative instruments.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$186	$45	$222	$75
General and administrative	440	359	616	490
Total stock-based compensation	$626	$404	$838	$565

During the six months ended June 30, 2019, PRSUs awarded to employees totaling 78,450 shares vested and resulted in the recognition of $379,000 in stock-based compensation expense.

Note 8. Subsequent Events

On August 8, 2019, the Company received written notice (the “Notification Letter”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company does not currently meet the minimum closing bid price requirement.

The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days, or until February 4, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 4, 2020. In the event that the Company does not regain compliance by February 4, 2020, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement.

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

Novus has completed three phase 1 placebo-controlled clinical trials in adults that were designed to evaluate safety and tolerability of single and repeated intranasal does of OP0201. Results of a single-dose phase 1 trial in healthy adults (study C-001), a single-dose phase 1 trial in adults with acute otitis media (study C-004), and a 14-day phase 1 trial in healthy adults (study C-002) demonstrated the safety and tolerability of OP0201 nasal aerosol. Novus is currently conducting an exploratory phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media (study C-006). Upon completion of the phase 2a study, Novus intends to initiate phase 2 and phase 3 studies with an initial focus on a development program that, if successful, will lead to registration of OP0201 nasal aerosol in North America and key European markets as a product to treat OM and prevent OM in infants and children. Additional development activities to support registration of OP0201 nasal aerosol in other countries, or for other indications, or other patient populations, may occur in the future.

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

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to $9.8 million in shares of its common stock. Piper Jaffray sold 25,218 shares of the Company’s common stock under the 2018 Prospectus through June 30, 2019.

2019 Equity Offering

On April 30, 2019, following the end of the first quarter of 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants. In addition, we have agreed to issue to the placement agent warrants to purchase up to 172,456 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants will have substantially the same terms as the Series A Warrants issued to the investors in the concurrent private placement, except that the placement agent warrants will have an exercise price equal to $3.86875 or 125% of the offering price per share and will have a term equal to five years from the effective date of this offering. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering.”

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2019, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC on March 28, 2019, as amended.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table provides comparative unaudited results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,
	2019	2018	$ Variance	% Variance
Operating expenses:
Research and Development	$2,297	$1,329	968	73%
General and Administrative	1,792	1,860	(68)	(4)%
Total operating expenses	4,089	3,189	900	28%
Loss from operations	(4,089)	(3,189)	(900)	28%
Other income (expense), net	(4)	—	(4)	100%
Net loss	$(4,093)	$(3,189)	(904)	28%

Research and Development Expenses

The increase in research and development expenses of $968,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, was primarily due to an increase in clinical related costs for OP0201 of $924,000, as well as increases in stock-based compensation expense of $141,000, consulting services of $45,000, and personnel costs of $44,000. The increases were partially offset by a decrease in formulation development costs for OP0201 of $132,000 and travel and meeting expense of $54,000. We expect research and development expenses to increase in subsequent periods as we advance the OP0201 program.

General and Administrative Expenses

The decrease in general and administrative expenses of $68,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a decreases in litigation costs of $154,000, costs associated with operating a publicly traded company of  $83,000, and travel and meeting expense of $37,000. This decrease was partially offset by increases in personnel costs of $125,000 and $81,000 in stock-based compensation costs.

Other Income (Expense), Net

The change in other income (expense), net was primarily due to realized losses on foreign currency translation of $3,000 for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table provides comparative unaudited results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018	$ Variance	% Variance
Operating expenses:
Research and Development	$5,286	$2,426	2,860	118%
General and Administrative	3,678	3,558	120	3%
Total operating expenses	8,964	5,984	2,980	50%
Loss from operations	(8,964)	(5,984)	(2,980)	50%
Other income (expense), net	(10)	(11)	1	(9)%
Net loss	$(8,974)	$(5,995)	(2,979)	50%

Research and Development Expenses

The increase in research and development expenses of $2.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily due to an increase in clinical related costs for OP0201 of $2.5 million, an increase in personnel costs of $234,000, an increase in stock-based compensation of $147,000, and an increase in  formulation development costs for OP0201 of $134,000. The increases were partially offset by a decrease in consulting costs of $127,000 as more work was performed in-house and a decrease and travel and meetings expense of $55,000. We expect research and development expenses to increase in subsequent periods as we advance our OP0201 program.

General and Administrative Expenses

The increase in general and administrative expenses of $120,000 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in personnel costs of $282,000 and an increase in stock-based compensation of $126,000. These increases were partially offset by decreases of $205,000 in costs associated with operating a publicly traded company, $45,000 in litigation costs and $38,000 in other general and administrative costs. We expect quarterly recurring general and administrative expenses to remain flat for the remainder of fiscal 2019.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to a decrease of $8,000 in value added tax (“VAT”) paid in Israel, partially offset by an increase of $6,000 in realized losses on foreign currency translation for the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash of $13.7 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in a 2017 reverse merger with Tokai. We have concluded and disclosed in the footnotes to our unaudited condensed consolidated financial statements, included elsewhere within this Quarterly Report on Form 10-Q, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements.

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

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into an equity distribution agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings and filed a related prospectus supplement (the “2017 Prospectus”). On July 23, 2018, the Company filed the 2018 Prospectus. Under the 2017 Prospectus, we sold shares of common stock from October 2, 2017 through March 9, 2018 for gross proceeds of approximately $8.5 million.  Under the 2018 Prospectus, we may offer and sell up to an additional $9.8 million in shares of common stock. 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000 as of June 30, 2019. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

On April 30, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants. In addition, we have agreed to issue to the placement agent warrants to purchase up to 172,456 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants will have substantially the same terms as the Series A Warrants issued to the investors in the concurrent private placement, except that the placement agent warrants will have an exercise price equal to $3.86875 or 125% of the offering price per share and will have a term equal to five years from the effective date of this offering.

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

On August 8, 2019, the Company received written notice (the “Notification Letter”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company does not currently meet the minimum closing bid price requirement.

The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days, or until February 4, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 4, 2020. In the event that the Company does not regain compliance by February 4, 2020, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(8,945)	$(5,605)
Net cash used in investing activities	—	—
Net cash provided by financing activities	9,676	7,491
Net increase in cash and restricted cash	$731	$1,886

Comparison of the Six Months Ended June 30, 2019 and 2018

Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of our net loss of $9.0 million, partially offset by non-cash items consisting primarily of stock-based compensation, and depreciation and amortization totaling $928,000. Additionally, cash used in operating activities for the six months ended June 30, 2019 reflected a net decrease in cash from changes in operating assets and liabilities of $899,000, primarily due to an increase in our prepaid expenses and a decrease in our other accrued expenses, partially offset by an increase in our accounts payable.

Net cash used in operating activities for the six months ended June 30, 2018 consisted primarily of our net loss of $6.0 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation totaling $570,000. Additionally, cash used in operating expenses for the six months ended June 30, 2018 reflected a net decrease in cash from changes in operating assets and liabilities of $180,000, primarily due to an increase in our prepaid expenses and a decrease in accrued severance expenses, partially offset by increases in our accounts payable and other accrued expenses.

There was no cash provided by or used in the Company’s investing activities for the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities for the six months ended June 30, 2019 was comprised of $9.5 million in net proceeds from the 2019 Equity Offering for the sale of approximately 3.4 million shares of Novus common stock and $107,000 in net proceeds from the 2018 Prospectus for the sale of approximately 25,000 shares of Novus common stock.

Net cash provided by financing activities for the six months ended June 30, 2018 was comprised of $7.5 million in net proceeds from the Equity Distribution Agreement for the sale of approximately 2.3 million shares of Novus common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Arrangements

No material changes to contractual obligations and commitments occurred during the six months ended June 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $9.0 million for the six months ended June 30, 2019. As of June 30, 2019, the Company had cash of $13.7 million, working capital of $13.2 million and an accumulated deficit of $50.5 million.  We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are early in our development efforts and are developing only one of our two drug candidates, OP0201 nasal aerosol. If we are unable to successfully develop and commercialize this candidate or any other drug candidate, or if we experience significant delays in doing so, our business will be materially harmed.

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

Reformulation work for our otic foam product to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with AOE commenced in 2016 but was subsequently put on hold. If the reformulation work is resumed, additional formulation development and clinical studies with the new combination product (antibiotic + anesthetic) will need to be conducted. There is a risk that additional nonclinical and/or clinical safety studies will be required by the U.S. Food and Drug Administration (the “FDA”) or similar regulatory authorities outside the U.S. and/or that subsequent studies will not match results seen in prior studies with earlier otic foam formulations.

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

We have sufficient capital to complete the ongoing OP0201 nasal aerosol phase 2a clinical study but will require additional capital to conduct additional OP0201 nasal aerosol studies and ultimately commercialize OP0201 nasal aerosol if approved. We may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the Company’s common stock could decline. At June 30, 2019, the Company had approximately 13.0 million shares of common stock outstanding.

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

On August 8, 2019, the Company received written notice (the “Notification Letter”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company does not currently meet the minimum closing bid price requirement.

The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days, or until February 4, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 4, 2020. In the event that the Company does not regain compliance by February 4, 2020, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 69.9% of our capital stock as of June 30, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Exhibit Index

Exhibit Number	Description

4.1	Form of Warrant

4.2	Form of Placement Agent Warrant

10.1	Form of Securities Purchase Agreement, dated April 30, 2019, by and between Novus Therapeutics, Inc. and the Purchasers named therein

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novus Therapeutics, Inc.

Date: August 13, 2019	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)