Form 10-Q
period 2019-09-30
Novus Therapeutics, Inc.
filed 2019-11-13
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NVUS	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2019, there were 12,967,338 shares of the Registrant’s common stock outstanding.

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

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$10,814	$12,972
Prepaid expenses and other current assets	1,482	1,304
Total current assets	12,296	14,276
Property and equipment, net	7	14
Operating lease asset, net	360	—
Goodwill	1,867	1,867
Other assets	688	869
Total assets	$15,218	$17,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256	$689
Current operating lease liability	177	—
Accrued expenses and other liabilities	1,228	1,845
Total current liabilities	1,661	2,534
Non-current operating lease liability	191	—
Total liabilities	1,852	2,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 12,974,923 and 9,422,143 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	13	9
Additional paid-in capital	66,791	56,054
Accumulated deficit	(53,438)	(41,571)
Total stockholders’ equity	13,366	14,492
Total liabilities and stockholders’ equity	$15,218	$17,026

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$1,509	$1,651	$6,795	$4,077
General and administrative	1,411	1,848	5,089	5,406
Total operating expenses	2,920	3,499	11,884	9,483
Loss from operations	(2,920)	(3,499)	(11,884)	(9,483)
Other income (expense), net	27	3	17	(8)
Net loss and comprehensive loss	$(2,893)	$(3,496)	$(11,867)	$(9,491)
Net loss per share, basic and diluted	$(0.22)	$(0.37)	$(1.04)	$(1.07)
Weighted-average common shares outstanding, basic and diluted	12,974,923	9,420,039	11,397,364	8,864,895

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	9,422,143	$9	$56,054	$(41,571)	$14,492
Issuance of common stock at-the-market, net of issuance costs	25,218	—	107	—	107
Issuance of common stock and warrants in registered direct offering, net of issuance costs	3,449,112	4	9,565	—	9,569
Issuance of common stock in connection with vesting of restricted stock units	78,450	—	—	—	—
Stock-based compensation	—	—	1,065	—	1,065
Net loss and other comprehensive loss	—	—	—	(11,867)	(11,867)
Balance as of September 30, 2019	12,974,923	$13	$66,791	$(53,438)	$13,366

Balance as of June 30, 2019	12,974,923	$13	$66,564	$(50,545)	$16,032
Stock-based compensation	—	—	227	—	227
Net loss and other comprehensive loss	—	—	—	(2,893)	(2,893)
Balance as of September 30, 2019	12,974,923	$13	$66,791	$(53,438)	$13,366

Balance as of December 31, 2017	7,110,414	$7	$46,951	$(27,506)	$19,452
Issuance of common stock at-the-market, net of issuance costs	2,296,610	2	7,489	—	7,491
Issuance of common stock in connection with exercise of options	15,119	—	71	—	71
Stock-based compensation	—	—	802	—	802
Net loss and other comprehensive loss	—	—	—	(9,491)	(9,491)
Balance as of September 30, 2018	9,422,143	$9	$55,313	$(36,997)	$18,325

Balance as of June 30, 2018	9,407,024	$9	$55,005	$(33,501)	$21,513
Issuance of common stock at-the-market, net of issuance costs	—	—	—	—	—
Issuance of common stock in connection with exercise of options	15,119	—	71	—	71
Stock-based compensation	—	—	237	—	237
Net loss and other comprehensive loss	—	—	—	(3,496)	(3,496)
Balance as of September 30, 2018	9,422,143	$9	$55,313	$(36,997)	$18,325

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(11,867)	$(9,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	8
Amortization of operating lease asset	129	—
Stock-based compensation	1,065	803
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3	(23)
Accounts payable and accrued expenses	(1,050)	163
Operating lease liability	(121)	—
Net cash used in operating activities	(11,834)	(8,540)
Financing activities
Proceeds from issuances of common stock, net	9,676	7,490
Proceeds from exercise of stock options	—	71
Net cash provided by financing activities	9,676	7,561
Net change in cash	(2,158)	(979)
Cash at beginning of period	12,972	17,303
Cash at end of period	$10,814	$16,324

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Novus Therapeutics is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat (“ENT”). Unless otherwise indicated, references to the terms “Novus,” “our,” ‘us,” “we”, or the “Company” refer to Novus Therapeutics, Inc.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2019, as amended. The results of operations and comprehensive loss for the three and nine months ended September 30, 2019 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $2.9 million and $11.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the Company had cash of $10.8 million, working capital of $10.6 million and an accumulated deficit of $53.4 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. On May 2, 2019, the Company raised gross proceeds of $10.7 million in a registered direct offering, see Note 7. Stockholders’ Equity.

Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. In the first nine months of 2019, the Company has implemented, and will continue to implement, certain cost cutting measures to reduce its cash flow requirements. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operation of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives as it seeks strategic alternatives.

On August 8, 2019, the Company received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement.

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

At the time of issuance of the condensed consolidated financial statements for the period ended September 30, 2019, the Company concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months from the date of issuance of the condensed consolidated financial statements. The financial information and the condensed consolidated financial statements included in this filing have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations

Use of Estimates

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents or restricted cash at September 30, 2019 and December 31, 2018.

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2019 and December 31, 2018, all of the Company’s long-lived assets were located in the U.S.

Financial instruments that are subject to concentration of credit risk consist primarily of cash equivalents. The Company’s policy is to invest cash in institutional money market funds to limit the amount of credit exposure. At times, the Company maintains cash equivalents in short‑term money market funds and it has not experienced any losses on its cash equivalents.

The Company’s products will require approval from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory agencies before commercial sales can commence. There can be no assurance that the Company’s products will receive any of these required approvals. The denial or delay of such approvals may impact the Company’s business in the future.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the assets acquired and liabilities assumed under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment annually as of October 1st or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. The Company determined that no impairment existed as of September 30, 2019 and December 31, 2018.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through September 30, 2019.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(2,893)	$(3,496)	$(11,867)	$(9,491)
Net loss per share, basic and diluted	$(0.22)	$(0.37)	$(1.04)	$(1.07)
Weighted-average number of common shares, basic and diluted	12,974,923	9,420,039	11,397,364	8,864,895

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of September 30, 2019 and 2018, common share equivalents of 8,770,947 shares and 1,386,588 shares were anti-dilutive, respectively.

Stock-based Compensation

For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions that are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSU”) and Performance-Based Restricted Stock Units (“PRSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

Effective as of August 1, 2018, the Board of Directors amended the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the Company’s 2014 Employee Stock Purchase Plan (the “ESPP” and, together with the 2014 Plan, the “Plans”) to reduce the share reserves under the Plans. These reductions were made to equitably adjust the share reserves in accordance with the terms of the Plans. As a result of these equitable adjustments: (1) the number of shares of common stock authorized for issuance under the 2014 Plan (excluding shares underlying outstanding awards as of August 1, 2018) was reduced to 766,500 shares and the maximum number of shares that can be added to the 2014 Plan under the evergreen provision set forth in Section 4(a)(1)(C) of the 2014 Plan was reduced to 550,000 shares annually; and (2) the number of shares of common stock authorized for future issuance under the ESPP was reduced to 209,500 shares (excluding shares previously issued under the ESPP prior to August 1, 2018) and the maximum number of shares that can be added to the ESPP under the evergreen provision set forth in the ESPP was reduced to 135,000 shares annually. The 2014 Plan and ESPP were amended and restated as of August 1, 2018 to reflect these equitable adjustments. The number of shares reserved for issuance under the 2014 Plan and ESPP were 337,955 and 303,721 shares, respectively, as of September 30, 2019.

Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the estimated fair value of the stock options on their grant date, determined using the Black-Scholes option pricing model. The awards generally vest over the period the Company expects to receive services from the nonemployees. Similar to stock options granted to employees, the fair value of stock options granted nonemployees, determined using the Black-Scholes option pricing model, involves assumptions that are subjective and require significant judgment and estimation by management.  The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior on stock options granted to nonemployees, the Company determined the contractual term is the appropriate periods for expected life on stock options granted to nonemployees. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, there were no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through September 30, 2019. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to tax in the U.S., Israel and California.

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

In August 2018, the FASB also issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, an amendment to the accounting guidance on cloud computing service arrangements that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the guidance will have on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“Topic 842”) along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations with lease terms greater than twelve months, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance also changes the definition of a lease and expands required disclosures of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company elected the optional transition method to apply the standard as of the effective date and therefore, did not restate prior periods to apply the standard to the comparative periods presented on our condensed consolidated financial statements.

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

As a result of adopting Topic 842 as of January 1, 2019, the Company recorded an operating lease right-of-use asset of $489,000 and related operating lease liability of $491,000, respectively, related to the Company’s office lease, based on the present value of the future lease payments on the date of adoption.

No other new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid insurance	$308	$413
Prepaid other	203	261
Insurance receivable	956	583
Other current assets	15	47
Total prepaid expenses and other current assets	$1,482	$1,304

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation and related expenses	$415	$742
Accrued clinical	387	735
Accrued professional services	209	194
Accrued vacation	188	160
Accrued other	29	14
Total accrued expenses and other liabilities	$1,228	$1,845

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under a single operating lease. Total rental expense for the operating lease in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss was $47,000 and $42,000 for the three months ended September 30, 2019 and 2018, respectively, and $142,000 and $126,000 for the nine months ended September 30, 2019 and 2018, respectively.

In September 2015, the Company entered into a three-year operating lease for 5,197 square feet of office space in Irvine, California. The lease had an expiration date of August 31, 2018; however, the Company extended the term of the lease through September 30, 2021 by amending the office lease effective October 31, 2018.

The Company determines if a contract contains a lease at inception. Our material operating lease consists of a single office space. Our office lease has a remaining term of 2.0 years and does not include options to extend the lease for additional periods.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities as adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management’s judgment.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2019
Operating lease cost(a)	$147
(a) Includes variable operating lease expenses, which is immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Nine Months Ended September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$134
Operating lease asset obtained in exchange for lease obligation:
Operating lease	489
Remaining lease term
Operating lease	2.0 years
Discount rate
Operating lease	3.25%

Future payments under noncancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2019 (remainder of)	$47
2020	188
2021	146
Total minimum lease payments	381
Less imputed interest	(13)
Present value of lease liabilities	$368

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from it’s investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of September 30, 2019; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

Otodyne License Agreement

In November 2015, the Company entered into an exclusive license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. (collectively, the “Licensors”) granting the Company exclusive worldwide rights to develop and commercialize OP0201, a potential first-in-class treatment option for patients at risk for or with otitis media (middle ear inflammation with or without infection), which is often caused by Eustachian tube dysfunction (“ETD”). Under the terms of the agreement, the Company is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for otitis media in the U.S. and key European markets (France, Germany, Italy, Spain, and the United Kingdom). The Company is responsible for prosecuting, maintaining, and enforcing all related intellectual property and will be the sole owner of improvements. Under the agreement with the Licensors, the Company paid license fees totaling $750,000 and issued 9,780 common shares to the Licensors, which was expensed to research and development during the year ended December 31, 2015.

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application for OP0201 to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the U.S., two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no other milestones achieved during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit. On May 24, 2018, the plaintiff dismissed its complaint in the Superior Court of the State of California and refiled its complaint in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”). On June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action (discussed below). On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888

Action was consolidated with the Wu Action. Events that occurred while the actions were consolidated are described below. The Jackie888 Action and Wu Action were later de-consolidated on May 16, 2019 when the Wu Action was dismissed with prejudice. In the remaining Jackie888 action, the plaintiff filed a motion for class certification on August 22, 2019. Defendants opposed the plaintiff’s motion, and the Court held a hearing on the motion for class certification on October 23, 2019.

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

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. The court set a hearing for February 25, 2019 on defendants’ motion to dismiss but later cancelled the hearing.  On July 9, 2019, the court scheduled the hearing for defendants’ motion to dismiss on September 18, 2019. On September 10, 2019, the court continued the hearing for defendants’ motion to dismiss until an unspecified later time.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2019.

Note 6. Income Taxes

The Company is subject to income taxes under Israeli and U.S. tax laws. The Company was subject to an Israeli corporate tax rate of 23% in the year 2018 and is expected to be subject to an Israeli corporate tax rate of 23% in the year 2019 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 21% in 2018 and is expected to be subject to a blended U.S. tax rate of 21% in 2019.

Note 7. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus and prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. As of September 30, 2019, 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000.

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

All the warrants issued in connection with the 2019 Equity Offering contained put options that allow the holders of the warrants the right to receive, for each warrant share that would have been issuable upon an exercise immediately prior to the occurrence of an effective change in control event defined as a fundamental transaction, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock for which this warrant is exercisable immediately prior to such fundamental transaction.  The Company evaluated the embedded put option contained in the warrants under the guidance of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and concluded that the requirements for contingent exercise provisions as well as the settlement provision for scope exception in ASC 815-10-15-74 has been met.  Accordingly, the put options contained in the warrants were not bi-furcated and accounted for as freestanding derivative instruments.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$57	$50	$278	$125
General and administrative	170	187	787	678
Total stock-based compensation	$227	$237	$1,065	$803

During the nine months ended September 30, 2019, PRSUs awarded to employees totaling 78,450 shares vested and resulted in the recognition of $379,000 in stock-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2019, as amended. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. Unless otherwise indicated, references to the terms “Novus”, the “Company”, “we”, “our”, and “us” refer to Novus Therapeutics, Inc. References to the term “Tokai” refer to Tokai Pharmaceuticals, Inc., the legal predecessor of the Company.

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

Surfactant Platform (OP02xx)

The first product in the surfactant platform program, OP0201, is being developed as a potential first-in-class treatment option for OM. OM is often caused by Eustachian tube dysfunction (“ETD”). OP0201 is a nasal aerosol, drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine [“DPPC”]) and a spreading agent (cholesteryl palmitate [“CP”]) suspended in propellant. The product is administered intranasally via a pressurized metered-dose inhaler (“pMDI”). OP0201 is intended to be used to restore the normal physiologic activity of the Eustachian tube (“ET”), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together, the active ingredients in OP0201 effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP0201 promotes ‘de-sticking’ of the ET so that ventilation of the middle ear is restored.

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

Foam Platform (OP01xx)

OP0101 and OP0102 are foam-based products intended to be used as a delivery vehicle for drugs to be administered into the ear canals, as well as the nasal and sinus cavities. OP0101 was the initial product utilizing the foam platform. It was developed as an improved treatment option for acute otitis externa (“AOE”), a common infectious medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP0101 in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP0101 that was non-inferior to standard of care, but with a more favorable dosing regimen (one dose daily instead of two doses daily for seven days).

In 2016, Novus began development of OP0102, a second-generation formulation designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. Novus subsequently suspended the OP0102 development program to focus resources on the surfactant program.

RECENT DEVELOPMENTS

Equity Distribution Agreement

On August 21, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray. In connection with the Equity Distribution Agreement on July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to $9.8 million in shares of its common stock. Piper Jaffray sold 25,218 shares of the Company’s common stock under the 2018 Prospectus through September 30, 2019.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2019, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC on March 28, 2019, as amended.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table provides comparative unaudited results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
Operating expenses:
Research and development	$1,509	$1,651	(142)	(9)%
General and administrative	1,411	1,848	(437)	(24)%
Total operating expenses	2,920	3,499	(579)	(17)%
Loss from operations	(2,920)	(3,499)	579	(17)%
Other income, net	27	3	24	800%
Net loss	$(2,893)	$(3,496)	603	(17)%

Research and Development Expenses

The decrease in research and development expenses of $142,000 for the three month period was primarily due to decreases in clinical and formulation development costs for OP0201 of $176,000 and $77,000 respectively, as well as a decrease in travel and meetings expense of $26,000. The decreases were offset by an increase in consulting services of $95,000, personnel costs of $35,000, and stock-based compensation costs of $7,000.

General and Administrative Expenses

The decrease in general and administrative expenses of $437,000 for the three month period was primarily due to a decrease in litigation costs of $217,000, costs associated with operating a publicly traded company of $247,000, stock-based compensation costs of $17,000, and general operating costs of $77,000. The decreases were offset by increases in personnel costs of $119,000 and travel and meetings expense of $2,000.

Other Income, Net

The change in other income, net was due to an increase in interest income of $34,000, offset by an increase in realized losses on foreign currency translation of $4,000, and an increase in VAT tax of $6,000 for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance
Operating expenses:
Research and development	$6,795	$4,077	2,718	67%
General and administrative	5,089	5,406	(317)	(6)%
Total operating expenses	11,884	9,483	2,401	25%
Loss from operations	(11,884)	(9,483)	(2,401)	25%
Other income (expense), net	17	(8)	25	(313)%
Net loss	$(11,867)	$(9,491)	(2,376)	25%

Research and Development Expenses

The increase in research and development expenses of $2.7 million for the nine month period was primarily due to an increase in clinical related costs for OP0201 of $2.4 million, an increase in personnel costs of $268,000, an increase in stock-based compensation of $153,000, and an increase in general operating costs of $5,000. The increases were offset by decreases in formulation development costs of $42,000, consulting costs of $32,000, and travel and meetings expense of $81,000.

General and Administrative Expenses

The decrease in general and administrative expenses of $317,000 for the nine month period was primarily due to a decrease in costs associated with operating a publicly traded company of $452,000, a decrease in litigation costs of $262,000, and decreases in general operating costs and travel and meetings expense of $99,000 and $17,000 respectively. The decreases were offset by increases of $404,000 in personnel costs and $109,000 in stock-based compensation costs.

Other Income (Expense), Net

The change in other income (expense), net was due to an increase in interest income of $34,000 and a decrease in VAT tax of $1,000, offset by an increase in realized losses on foreign currency translation of $10,000 for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash of $10.8 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the issuance of convertible promissory notes, and cash received in a 2017 reverse merger with Tokai. We have concluded and disclosed in the footnotes to our unaudited condensed consolidated financial statements, included elsewhere within this Quarterly Report on Form 10-Q, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements.

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

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into the Equity Distribution Agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings and filed a related prospectus supplement (the “2017 Prospectus”). On July 23, 2018, the Company filed the 2018 Prospectus. Under the 2017 Prospectus, we sold shares of common stock from October 2, 2017 through March 9, 2018 for gross proceeds of approximately $8.5 million.  Under the 2018 Prospectus, we may offer and sell up to an additional $9.8 million in shares of common stock. 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000 as of September 30, 2019. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

On August 8, 2019, the Company received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(11,834)	$(8,540)
Net cash used in investing activities	—	—
Net cash provided by financing activities	9,676	7,561
Net increase in cash and restricted cash	$(2,158)	$(979)

Comparison of the Nine Months Ended September 30, 2019 and 2018

Net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of our net loss of $11.9 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation and amortization totaling $1.2 million. Additionally, cash used in operating activities for the nine months ended September 30, 2019 reflected a net decrease in cash from changes in operating assets and liabilities of $1.2 million, due to an increase in our prepaid expenses and other current assets of $178,000, a decrease in our accounts payable and other accrued expenses of $1.1 million and a decrease in our operating lease liability of $121,000, offset by a decrease in our other assets of $181,000.

Net cash used in operating activities for the nine months ended September 30, 2018 consisted primarily of our net loss of $9.5 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation totaling $811,000. Additionally, cash used in operating expenses for the nine months ended September 30, 2018 reflected a net increase in cash from changes in operating assets and liabilities of $140,000, primarily due to a decrease in our prepaid expenses and other current assets of $911,000 and an increase in accounts payable and other accrued expenses of $741,000, offset by an increase in our other assets of $934,000 and a decrease in accrued severance expense of $578,000.

There was no cash provided by or used in the Company’s investing activities for the nine months ended September 30, 2019 and 2018.

Net cash provided by financing activities for the nine months ended September 30, 2019 was comprised of $9.6 million in net proceeds from the 2019 Equity Offering for the sale of approximately 3.4 million shares of common stock and $107,000 in net proceeds from the 2018 Prospectus for the sale of approximately 25,000 shares of common stock.

Net cash provided by financing activities for the nine months ended September 30, 2018 was comprised of $7.5 million in net proceeds from the Equity Distribution Agreement for the sale of approximately 2.3 million shares of common stock and $71,000 from the exercise of employee stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations

No material changes to contractual obligations and commitments occurred during the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2019 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to legal proceedings is provided under the heading “Legal Proceedings” in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements and is incorporated by reference herein.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in our Annual Report on Form 10-K, as amended, and subsequent reports filed with the Securities and Exchange Commission. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

Unless otherwise indicated, references to the terms “Novus”, the “Company”, “we”, “our”, and “us” refer to Novus Therapeutics, Inc.

Risks Related to Our Operations

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $2.9 million and $11.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the Company had cash of $10.8 million, working capital of $10.6 million and an accumulated deficit of $53.4 million.  We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We are currently focused on developing OP0201 nasal aerosol as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM”) (middle ear inflammation with or without infection). We have successfully manufactured several current Good Manufacturing Procedures (“cGMP”) batches of OP0201 nasal aerosol drug product suitable for clinical trials. These batches were all of a smaller scale, and we may have difficultly scaling up manufacturing in a timely and cost-effective manner. We have completed three phase 1 placebo-controlled clinical trials in adults that were designed to evaluate safety and tolerability of single and repeated intranasal doses of OP0201. We are currently conducting one exploratory phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute OM. Upon completion of the phase 2a clinical study, we intend to initiate phase 2 and phase 3 studies, with an initial focus on a development program that, if successful, will lead to registration of OP0201 nasal aerosol in North America and key European markets as a product to treat OM and prevent OM in infants and children. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully generate clinical data for the OP0201 nasal aerosol program, we may have greater difficulty raising additional capital on favorable terms, or at all.

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

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates, and, until May 2017, early stage clinical studies of our most advanced product candidate, OP0101 otic foam. In May 2017, we paused the OP0101 otic foam development program and began focusing substantially all of our resources on the advancement of our surfactant program (OP0201 nasal aerosol) for OM. Since then, operations related to OP0201 nasal aerosol have included arranging for third party vendors to formulate and manufacture cGMP clinical material as well as preparing and conducting three phase 1 clinical studies and one phase 2a clinical study. Additional phase 2 clinical trial preparation activities are also ongoing. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

We will continue to conduct OP0201 nasal aerosol formulation and device development as the product advances through clinical development. We are highly dependent on third parties for OP0201 nasal aerosol formulation and device development as well as manufacturing of drug product. Our successful manufacturing of cGMP batches for phase 1 clinical trials and a phase 2a clinical trial have been at a smaller scale. We may not be successful in scaling-up manufacturing for subsequent larger clinical trials.

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

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the European Medicines Agency (“EMA”), or the Medicines & Healthcare Products Regulatory Agency (“MHRA”), the United Kingdom regulatory authority, will approve Clinical Trial Applications for any of our product candidates in the future. There is also no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

•	delays or difficulties in the enrollment of patients that our product candidates are designed to target;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	difficulty partnering with experienced CROs and study sites that can identify patients that our product candidates are designed to target and run our clinical trials effectively;
•

regulators or institutional review boards (“IRBs”) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•	changes in governmental regulations or administrative actions.

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

As of September 30, 2019, we have sufficient capital to complete the ongoing OP0201 nasal aerosol phase 2a clinical study but will require additional capital to conduct additional OP0201 nasal aerosol studies and ultimately commercialize OP0201 nasal aerosol if approved. We may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the Company’s common stock could decline. At September 30, 2019, the Company had approximately 13.0 million shares of common stock outstanding.

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

•

the federal transparency requirements under the PPPACA, as amended by the Health Care and Education Reconciliation Act of 2010, require manufacturers of covered drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

In OM, there are currently no drug therapies approved for the treatment or prevention of OM in children or adults. We expect that OP0201 nasal aerosol will compete primarily with a surgery where the tympanic membrane is perforated to improve drainage and ventilation of the middle ear (myringotomy or tympanostomy tube insertions) as a means of treating OM and preventing recurrent or chronic OM. We may also compete with a medical device that uses a small intranasal balloon inserted into the ET to ventilate the ET in adults with ETD. Surgery to insert tympanostomy tubes may continue to be the preferred treatment for OM in children whereas the intranasal balloon may be the preferred treatment for ETD in adults. Patients may be prescribed concurrent antibiotic therapy for acute OM, but these products will not be competitive with, but likely will be used in conjunction with OP0201 nasal aerosol.

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we have a sole supplier for our active pharmaceutical ingredients (“API”), and a different sole manufacturer for our OP0201 nasal aerosol product candidate. Any sustained disruption in our third-party suppliers’ supply of APIs on hand could adversely affect our operations. We do not have any long-term agreements in place with our current API supplier or our manufacturer. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining APIs or in manufacturing, packaging or distributing approved product candidates could negatively affect our sales revenues, as well as delay our clinical trials.

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

The nature of outsourcing a substantial portion of our business will require that we rely on CROs and other contractors to assist us with research and development, clinical testing activities, patient enrollment, data collection, and regulatory submissions to the FDA or other regulatory bodies. As a result, our success will depend partially on the success of these third parties in performing their responsibilities. We cannot directly control the adequacy and timeliness of the resources and expertise that our CROs and other contractors apply to these activities. Any efforts to pre-qualify our CROs and other contractors or to select only contractors that are fully capable of performing their contractual obligations may be unsuccessful. Additionally, macro-economic conditions may affect our development partners and vendors, which could adversely affect their ability to timely perform their tasks. If our contractors do not perform their obligations in an adequate and timely manner, the pace of clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed, and our prospects could be adversely affected.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office (“USPTO”) recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Our executives and key employees may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Many of our employees and certain of our directors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Our efforts to ensure that our employees and directors do not use the proprietary information or know-how of others in their work for us may not be effective, and we may be subject to claims that we or these employees or directors have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s or director’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, where the United Kingdom’s vote to leave the EU (often referred to as “Brexit”) has created additional economic uncertainty. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

On August 8, 2019, the Company received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 70.3% of our capital stock as of September 30, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Novus Therapeutics, Inc.

Date: November 12, 2019	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)