Form 10-K
period 2019-12-31
Novus Therapeutics, Inc.
filed 2020-03-17
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36620

NOVUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19900 MacArthur Boulevard, Suite 550 Irvine, California	92612
(Address of principal executive offices)	(Zip code)

(949) 238-8090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	______Trading Symbol(s)_____	Name of Exchange on Which Registered
Common Stock, $0.001 par value	NVUS	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $9,638,037, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 9, 2020, the registrant had 16,069,562 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2019, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, Annual Report, unless the context requires otherwise, “Novus”, the "Company", "we", "our", and "us" means Novus Therapeutics, Inc. and all wholly owned subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements in this Annual Report on Form 10-K about the Company’s future expectations, plans and prospects, including statements about its strategy, future operations, development of its product candidates, the review of strategic alternatives and the outcome of such review and other statements containing words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•	expectations regarding the timing for the commencement and completion of product development or clinical trials for the Company’s product candidates;
•	the timing, costs, conduct and outcome of preclinical studies and clinical studies;
•	meeting future clinical and regulatory milestones, such as New Drug Application (“NDA”) submissions;
•	the risk that clinical studies of the Company’s product candidates may not be successful in establishing their safety and tolerability or efficacy;
•	the Company’s plans and timing with respect to seeking regulatory approvals and uncertainties regarding the regulatory process;
•	the anticipated treatment of data by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or other regulatory authorities of the Company’s product candidates;
•	the rate and degree of market acceptance and clinical utility of the Company’s product candidates;
•	the Company’s commercialization, marketing and manufacturing capabilities and strategy;
•	the Company’s intellectual property position and strategy;
•	the Company’s ability to identify additional product candidates with significant commercial potential;
•	the availability of funds and resources to pursue the Company’s research and development projects, including preclinical studies and clinical studies of its product candidates;
•	the Company’s estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the Company’s ability to continue as a going concern;
•	developments relating to the Company’s competitors and industry;
•	the impact of government laws and regulations;
•	the duration over which the Company’s cash balances will fund its operations; and
•	those risk factors identified in this Annual Report on Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the SEC.

Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the ability to develop commercially viable product formulations; the sufficiency of the Company’s cash resources; the ability to obtain necessary regulatory and ethics approvals to commence additional clinical trials; whether data from early clinical trials will be indicative of the data that will be obtained from future clinical trials; whether the results of clinical trials will warrant submission for regulatory approval of any investigational product; whether any such submission will receive approval from the FDA or equivalent foreign regulatory agencies and, if the Company is able to obtain such approval for an investigational product, whether it will be successfully distributed and marketed. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

Novus Therapeutics, Inc. is a specialty pharmaceutical company focused on developing products for patients with disorders of the ear, nose, and throat. The Company has two platform technologies, a surfactant and a foam, each with the potential to be developed for multiple indications. Novus’ lead program, OP0201, is a surfactant-based nasal aerosol drug-device combination product candidate being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (“OM”). OM is defined as middle ear inflammation and effusion with or without infection. Globally, OM affects more than 700 million adults and children every year, with over half of the cases occurring in children under five years of age. OM is one of the most common disorders seen in pediatric practice, and is a leading cause of health care visits and the most frequent reason children are prescribed antibiotics or undergo surgery in the United States. Novus also has a foam-based drug delivery technology platform, which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

Surfactant Platform

The first product candidate in the surfactant platform program, OP0201, is being developed as a potential first-in-class treatment option for OM. OM is often caused by Eustachian tube dysfunction (“ETD”). OP0201 is a nasal aerosol, drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine (“DPPC”)) and a spreading agent (cholesteryl palmitate (“CP”)) suspended in propellant. The product is administered intranasally via a pressurized metered-dose inhaler (“pMDI”). OP0201 is intended to be used to restore the normal physiologic activity of the Eustachian tube (“ET”), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together, the active ingredients in OP0201 effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP0201 promotes ‘de-sticking’ of the ET so that ventilation of the middle ear is restored. Novus is also exploring the use of a dry-powder unit dose device as an alternative option for intranasal administration of DPPC and CP.

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

Novus’ surfactant development program, if successful, will lead to registration of a surfactant-based product in North America and key European markets to treat and/or prevent OM in infants and children. Additional development activities to support registration in other countries, or for other indications, or other patient populations, may occur in the future.

Foam Platform

Novus has two product candidates developed, OP0101 and OP0102, which are foam-based product candidates intended to be used as a delivery vehicle for drugs to be administered into the ear canals, as well as the nasal and sinus cavities. OP0101 foam otic was the initial product candidate utilizing the foam platform. It was developed as an improved treatment option for acute otitis externa (“AOE”), a common infectious medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP0101 foam otic in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP0101 foam otic that was non-inferior to standard of care, but with a more favorable dosing regimen (once a day dosing instead of twice a day).

OP0102 foam otic is a second-generation formulation designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. In May 2017, Novus suspended the foam otic platform development program to focus resources on the surfactant program.

Otitis Media (“OM”)

OM is a generic term without reference to a specific etiology or pathogenesis and best regarded as a spectrum of diseases of the middle ear. OM is a very common condition and a leading cause of healthcare visits and antibiotic prescriptions. Common forms of OM are acute OM (“AOM”) and otitis media with effusion (“OME”). Both AOM and OME can occur episodically or persist for long periods of time. If reoccurrence is frequent (e.g., three episodes within six months), the patient is diagnosed with recurrent AOM (“RAOM”). If middle ear effusion (“MEE”) persists in the middle ear for longer than three months, then the patient is diagnosed with chronic OME (“COME”).

AOM is very common and can affect both children and adults. AOM is usually a short-term inflammation of the middle ear, characterized by the sudden onset of one or more signs or symptoms of acute middle ear inflammation (e.g., ear pain, fever or irritability) in the presence of MEE. AOM is often preceded by upper respiratory symptoms including cough and rhinorrhea. Micro-organisms (viral or bacterial) in the nasopharynx may reflux into the middle ear, where they adhere and colonize resulting in an ear infection. AOM is extremely common in young children, many of whom will have multiple AOM episodes over the course of months or even years, resulting in a RAOM diagnosis.

OME is also very common and can affect both children and adults. OME is characterized by a non-purulent (non-infected) MEE without sudden onset of signs or symptoms of an acute ear infection. Symptoms usually involve conductive hearing loss or aural fullness caused by impaired transduction of sound waves through the fluid-filled middle ear, but typically without pain or fever. OME often follows an AOM episode and can last for several months or up to a year, which can result in speech and learning delays in children and other morbidities in both children and adults. There are several predisposing factors that have been associated with OME including environmental (e.g., bottle feeding, day-care setting, allergies to common environmental entities, cigarette smoke), age (higher incidence in pre-school age children), and ETD. Like AOM, patients can experience multiple OME episodes over the course of months or years, resulting in a diagnosis of recurrent OME (“ROME”). If MEE persists for longer than three months, then the patient is diagnosed with COME and is often considered as a surgical candidate to insert tympanostomy tubes to facilitate ventilating the middle ear.

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

Pathophysiology of Otitis Media:

The pathophysiology of OM and ETD are closely related. Both conditions can arise as a result of upper respiratory tract infections, allergies, and other inflammatory mediators and one condition can perpetuate the other condition. There are more than 700 million cases of OM and ETD around the world every year, half of which occur in children under five years of age. In the United States alone, there were more than 15 million visits to physicians during 2014 related to OM and ETD. It is one of the most common diseases seen in Pediatric and Otolaryngology practices and is the most frequent reason children consume antibiotics or undergo surgery.

To date, no drug product has been approved to treat OM. Antibiotics are commonly used to treat AOM patients who present with signs and symptoms of infection, but antibiotics have no effect on viral infections or OME which is a non-infectious condition. Topical steroids, antihistamines, and decongestants have not been shown to be effective as OM treatments or to prevent OM. In addition, the American Academy of Otolaryngology—Head and Neck Surgery recommends against use of these drugs in patients with OM. A commonly utilized option to treat and possibly prevent RAOM, ROME or COME, is to perform a surgery where the tympanic membrane is perforated to improve drainage and ventilation of the middle ear (myringotomy or tympanostomy tube insertions). However, surgery is not always an effective solution for all patients as many continue to suffer from OM or its complications, and sometimes require repeat surgeries. Managing recurrent and chronic OM drives billions of dollars in healthcare costs and results in millions of surgical procedures in children and adults around the world. There is a clear unmet need for a safe, non-antibiotic, non-surgical option for patients.

In 2016, the FDA permitted marketing of a medical device that uses a small intranasal balloon inserted into the ET to treat persistent ETD in adults. However, like OM, no drug product has been approved for the prevention of ETD.

OP0201 nasal aerosol is a combination drug product candidate, comprised of a novel formulation of two surfactant active ingredients, DPPC and CP, and formulated with a propellant for easy administration. OP0201 is delivered as a local treatment through each nostril using a pMDI device. Together DPPC and CP are designed to effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces the passive pressure required for the ET to open. In other words, OP0201 is intended to promote ‘de-sticking’ of the ET so that ventilation of the middle ear may occur.

Avanti Polar Lipids, Inc. is our sole supplier of DPPC and CP, the active pharmaceutical ingredients used in OP0201 . Other manufacturers of DPPC and CP exist, but we have not yet qualified a secondary supplier. OP0201 nasal aerosol drug product candidate is currently manufactured using Good Manufacturing Practices by Sciarra Aeromed, Inc. We have not yet qualified a secondary manufacturer.

Surfactants are ubiquitous and well-understood endogenous compounds present in human nasal passages, the ET, and lung tissues, as well as in human milk and amniotic fluid. Surfactants have been evaluated under the hypothesis that exogenous administration of surfactant to a mucosal lined lumen such as the alveoli would result in de-sticking of the tissue and allowance of oxygen exchange in the lungs. In the case of the ET, it is known that the quantity of surfactants along the ET of children with OM is significantly reduced when compared to otologically healthy children. Also, the ET surface tension in patients with OM is higher than reported for patients with healthy ETs, causing the luminal surfaces to stick together. Indeed, reduction in ET luminal surface tension and passive opening pressure (“POP”), as well as improved ET function was demonstrated in a study of six cynomolgus monkeys who received injections of the calf lung surfactant extract INFASURF® (whose main component is the surfactant DPPC) directly into the ET lumen.

The positive effects of surfactants on ET function have been observed in preclinical animal studies using an early formulation of a DPPC and CP combination surfactant product. Meaningful reductions in POP of healthy ET, as well as meaningful reduction in severity and duration of OM episodes in three animal species after treatment were observed. In two separate animal-model experiments, the investigators studied the effects of intranasal administration of the early formulation on ET POP of the left ear as compared to propellant in healthy Mongolian gerbils and albino mice. In both animal species, administration of the product resulted in significant (p<0.001) reductions in mean ET POP measurements at both the 5 and 10-minute assessment times compared to baseline and immediately following propellant alone administration (Figures 1, 2 and 3). Among the gerbils, the mean (standard error [SE]) ET POP values (in millimeters of mercury [mmHg]) were 42.8 (2.29) at baseline, 42.43 (2.36) after propellant, 31.76 (1.74) at 5 minutes after surfactant, and 29.3 (1.51) at 10 minutes after surfactant. Similar findings were noted in the mice: mean (SE) ET POP values were 42.02 (1.22) at baseline, 42.02 (1.22) after propellant, 29.77 (1.69) at 5 minutes after surfactant, and 32.79 (1.77) at 10 minutes after surfactant.

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

Prior to licensing rights to the surfactant program to Novus, the inventors treated nine humans who had various OM and ETD conditions. This human experience was captured as case studies and reported to the FDA. Based on these case studies, in conjunction with the preclinical animal data, Novus believes that a product candidate of this type may have utility in the treatment and prevention of OM and ETD in children and adults. Novus has completed three phase 1 clinical trials (studies C-001, C-002, C-004) of OP0201. Novus is currently conducting an exploratory phase 2a study in children with acute otitis media (study C-006).

•

Study OP0201-C-001 (“C-001”) was a phase 1 clinical trial designed to evaluate safety, tolerability, and ET function following a single intranasal dose of OP0201 in 16 healthy adults. The randomized, double-blind, placebo-controlled, cross-over trial will explore the effect of a 20 mg dose of OP0201 on ET function. Assessment of ET function was captured using continuous tympanic impedance while subjects were exposed to changes in atmospheric pressure produced in a hyperbaric/hypobaric chamber. The single center study was conducted in Germany. Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03828149.

•

Study OP0201-C-002 (“C-002”) was a phase 1 clinical trial designed to evaluate safety and tolerability of daily intranasal administration of OP0201 over 14 consecutive days in 30 healthy adults. The randomized, double-blind, placebo-controlled, parallel-group, dose-escalation trial included a 30 mg per day dose (Cohort A) and 60 mg per day dose (Cohort B) of OP0201. The study was being conducted at a single phase 1 unit in the United States Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03748758.

•

Study OP0201-C-004 (“C-004”) was a phase 1 clinical trial designed to evaluate safety, tolerability, and relief of ear pain over a 60-minute observation period following a single intranasal dose of OP0201 in 24 adults with acute otitis media. The randomized, double-blind, placebo-controlled, parallel-group trial explored the effects of a 20 mg intranasal dose of OP0201. Assessment of pain relief was captured utilizing a Visual Analog Scale (“VAS”), Numeric Rating Scale (“NRS-11”), Patient Global Impression of Change (“PGIC”), and Clinical Global Impressions Scale: Global Improvement (“CGI-I”). The multicenter study was conducted in the United States Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03766373.

•

Study OP0201-C-006 (“C-006”) is an exploratory phase 2a clinical trial designed to evaluate safety, tolerability, and efficacy of daily intranasal administration of OP0201 over 10 consecutive days in approximately 100 pediatric patients, 6 to 24 months of age, with acute otitis media. The randomized, double-blind, placebo-controlled, parallel-group trial will explore the effects of a 20 mg per day dose of OP0201 as an adjunct to oral antibiotics. Patients will receive 10 days of treatment and will be followed for up to 30 days, during which multiple endpoints will be explored. The single center study will be conducted in the United States. Additional information about the study can be found at clinicaltrials.gov using the identifier NCT03818815.

Novus’ surfactant development program, if successful, will lead to registration of a surfactant-based product in North America and key European markets to treat and/or prevent OM in infants and children. Additional development activities to support registration in other countries, or for other indications, or other patient populations, may occur in the future.

Acute Otitis Externa (“AOE”)

AOE (or “swimmer’s ear”) is a generalized inflammation of the epithelium of the external ear canal that may also involve the pinna and/or the tympanic membrane (eardrum). The vast majority of AOE cases are due to bacterial infections, with Pseudomonas aeruginosa and Staphylococcus aureus being the most common pathogens. The condition is commonly associated with pain and characterized by redness of the ear canal (erythema), swelling of the tissue (edema), increased secretion of fluid, and shedding or peeling of the skin (desquamation of the epithelium). AOE occurs in all age groups and is more frequently observed in the summer months as well as in hot and humid environments. The most common treatment for AOE is antibiotics, with or without steroids, analgesics and avoiding ears being immersed underwater (e.g., swimming). Ear treatments are generally supplied in the form of liquids with several drops administered into each infected ear multiple times per day for a week or longer. In the United States alone, more than 5 million prescriptions for ear anti-infective products are prescribed every year, mostly for the treatment of AOE.

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

Novus conducted four clinical trials of its first generation, antibiotic only formulation (OP0101), which it believes supported the utility of the foam platform in AOE. Data from the most recent clinical trial was announced in January 2015. The study was a 220 patient, phase 2, randomized, multicenter, parallel, active comparator trial in 220 AOE patients ages six months and older. During this trial, OP0101, which contains 0.3% ciprofloxacin, was administered once-daily for 7 days (7 doses) while the active comparator (CIPRODEX), which contains 0.3% ciprofloxacin and 0.1% dexamethasone, was administered twice-daily for 7 days (14 doses). The primary endpoint of the study was clinical cure, defined as score = 0 for erythema, edema, tenderness, ear discharge (otorrhea), and no further antibiotic required. Safety and efficacy of OP0101 was found to be non-inferior to CIPRODEX, even though OP0101 contained no steroid and utilized 50% fewer doses over the week-long course of therapy. Although OP0101 proved to be effective in treating AOE infection, the product candidate is not sufficiently differentiated from other products in the market. Novus believes that none of the currently marketed products adequately address the greatest unmet need, which is rapid pain relief. Therefore, in 2016, Novus began development of OP0102, a second-generation formulation designed to rapidly relieve ear pain and eradicate infection with less than seven days of treatment. Novus subsequently paused OP0102 development to focus resources on the surfactant program.

The competitive conditions faced by the Company are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.”

Intellectual Property

Novus’ success depends in part on its ability to obtain and maintain proprietary protection for its product candidates, novel discoveries, product technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing Novus’ proprietary rights. Novus seeks to protect its product candidates by, among other methods, filing U.S. and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development and implementation of its business. Novus also relies on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain Novus’ proprietary protection for Novus’ product candidates.

Novus’ intellectual property portfolio includes issued patents and patent applications directed towards products derived from Novus’ surfactant platform and foam platform with claims to drug substance, pharmaceutical preparations as well as to methods of treatment. For OP0201, Novus owns or has exclusive rights to one U.S. patent application, one international application, and seven foreign patent applications. If allowed. the last to expire patent application will expire in December 2039, absent any adjustments or extensions. For OP0101 and OP0102, Novus owns or has exclusive rights to two families of patents, one with three United States and seven foreign patents (Canada, France, Germany, Israel, Italy, Spain, and the United Kingdom), and a second with two United States and five foreign patents (France, Germany, Italy, Spain and the United Kingdom). In the first family the last to expire issued patent in the United States will expire in September 2027, including patent term adjustment. In the second family the last to expire issued patent in the United States will expire in December 2033.

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

License Agreement with Otodyne, Inc.

In November 2015, Novus entered into a license agreement with Scientific Development and Research, Inc. and Otodyne, Inc. granting Novus exclusive worldwide rights to develop and commercialize surfactant-based products. Under the terms of the agreement, Novus is obligated to use commercially reasonable efforts to seek approval for and commercialize at least one product for OM in the United States and key European markets (France, Germany, Italy, Spain, and the United Kingdom). Novus is responsible for prosecuting, maintaining, and enforcing all intellectual property and will be the sole owner of improvements.

In December 2015, Otodyne completed transfer of all technology, including the active investigational new drug application (“IND”), to Novus. Novus is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the United States, two in Europe, and two in Japan. Novus is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. Novus is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from low-single to mid-single percent of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no other milestones achieved during the years ended December 31, 2019 or 2018.

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

U.S. Government Regulation

The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, and biologics under the FDCA and the Public Health Service Act (“PHSA”) and its implementing regulations. FDA approval is required before any new unapproved drug or biologic or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the Good Laboratory Practices (“GLP”) regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board (“IRB”) or ethics committee representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	completion of manufacturing scale up and stability studies, all performed in accordance with the Good Manufacturing Practices “GMP” regulations;
•	preparation of and submission to the FDA of a biologics license application (“BLA”) or a new drug application, or NDA, after completion of all pivotal clinical trials;
•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA or NDA to file the application for review;
•

satisfactory completion of a FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices (“cGMP”) regulations;

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices (“GCPs”) which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (“Cures Act”) which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug (compassionate use). This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug. At this time, Novus does not have a program for the compassionate use of an investigational product outside of a clinical trial as it is not applicable to our investigational products.

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g. completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees are anticipated for OP0201 in calendar 2020.

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

The FDA’s Decision on a BLA or NDA

The FDA evaluates a BLA to determine whether the data demonstrate that the biologic is safe, pure, and potent, or effective, and an NDA to determine whether the drug is safe and effective. After the FDA evaluates the BLA or NDA and conducts inspections of manufacturing facilities where the product will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data or an additional pivotal Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval and issue a denial. The FDA could also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003 (“PREA”) as amended, BLAs and NDAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs. The requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”).

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

European Union/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union (“EU”) and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application (“CTA”) must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application. The content of the BLA or NDA filed in the United States is like that required in the EU, except, among other things, country-specific document requirements

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

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

•

Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area (“EEA”). This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

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

In some cases, a Pediatric Investigation Plan (“PIP”) or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults. Because Novus intends to pursue pediatric indications for OP0201 before adult indications, a PIP will be submitted to EMA and other EU countries, as required. The PIP will need to be submitted early during product development, before marketing authorization applications are submitted. The timing of PIP submission cannot be after initiation of pivotal trials or confirmatory (phase 3) trials.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, the emphasis on cost containment measures in the United States and other countries has increased, and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the federal transparency laws, including the provision of the Affordable Care Act referred to as the federal Physician Payment Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals and ownership interests of physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

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

Employees

As of March 22, 2020, Novus had eight employees, seven of which were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

Otic Pharma, Ltd. (“Otic”) was founded in the State of Israel in 2008. In 2015, Otic established U.S. operations and moved its corporate headquarters to Irvine, California. In 2017, Otic consummated a reverse merger with Tokai Pharmaceuticals, Inc. (“Tokai”), a Delaware corporation that was incorporated on March 26, 2004, pursuant to which, among other things, Tokai purchased from Otic and its stockholders all of the common and preferred shares of Otic in exchange for the issuance of a certain number of shares of common stock of Tokai (the “Reverse Merger”). Following the Reverse Merger, Tokai changed its name to Novus Therapeutics, Inc. Our executive offices are located at 19900 MacArthur Boulevard, Suite 550, Irvine, California 92612. Our telephone number is (949) 238-8090 and our website is novustherapeutics.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2020 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to Our Operations

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. If OP0201 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2019 is $16.0 million and the Company has an accumulated deficit of $57.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We are focused primarily on developing products from the surfactant platform as a potential first-in-class treatment option for patients at risk for or with OM (middle ear inflammation with or without infection). Although we have successfully manufactured cGMP batches of OP0201 nasal aerosol drug product suitable for our phase 1 and phase 2a clinical trials, this was done on a smaller scale with a drug product that has a short shelf life. Additional development of OP0201 and/or the dry-powder unit dose device product candidate will be required prior to initiation of future clinical trials. The full cost and timing of this additional development is uncertain, although we expect it will require at least 12-months of formulation development before a product candidate is selected. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully generate clinical data for the surfactant program, we may have greater difficulty raising additional capital on favorable terms, or at all.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as we:

•	continue formulation development of our surfactant product candidates;
•	continue device development for our drug-device product candidates;
•	continue nonclinical and clinical development of our product candidates;
•	seek to identify and acquire additional product candidates;
•	acquire or in-license other products and technologies;
•	enter into collaboration arrangements with regards to product discovery or development;
•	develop manufacturing processes;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	operate as a public company.

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

We are early in our development efforts and currently have only one product candidate in clinical development. If we are unable to successfully develop and commercialize this or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all our efforts and financial resources in product development, including funding our formulation and device development, manufacturing, nonclinical studies, and clinical trials. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for our, or additional product candidates.

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

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates. Since then, operations related to development of OP0201 nasal aerosol have included arranging for third party vendors to formulate and manufacture cGMP clinical material as well as preparing and conducting three phase 1 clinical trials and one phase 2a clinical trial. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

We continue to conduct formulation and device development of products from the surfactant platform. We are highly dependent on third parties for formulation and device development as well as manufacturing of drug product for future clinical trials and commercial supply.

There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the U.S. and/or that subsequent studies will not match results seen in prior studies.

Reformulation work for OP0102 foam otic to explore adding a second active ingredient (anesthetic) to address immediate relief of ear pain associated with AOE commenced in 2016 but was subsequently put on hold in 2017. If development of OP0102 foam otic is resumed, additional formulation development and clinical trials with the new foam otic combination product (antibiotic and anesthetic) will need to be conducted.

Given the early stage of development for both products, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation and device development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation and device development, nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. The outcome of nonclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. For instance, the results of our studies with the earlier generation OP0101 formulation may not be predictive of the results of studies conducted with OP0102 formulation, if such program is resumed. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective, safe and well-tolerated in humans or will receive regulatory approval.

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the EMA, or the Medicines & Healthcare Products Regulatory Agency (“MHRA”), the United Kingdom regulatory authority, will approve Clinical Trial Application’s for any of our product candidates in the future. There is also no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA, EMA, MHRA or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	delays in completing formulation development and manufacturing as a prerequisite to commencing clinical work;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•

clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial, including the possibility we could learn of additional subjects who were exposed by predecessor IND sponsors to investigational drugs outside of clinical protocols;

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials and increased expenses associated with the services of our contract research organizations (“CROs”) and other third parties;

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
•

regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

•	the patient referral practices of physicians;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the seasonality and severity of diseases that affect enrollment (e.g. influenzae season for OM);
•	ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results;
•

feedback from regulatory authorities, IRBs, ethics committees (“ECs”), or data safety monitoring boards, or results from earlier stage or concurrent nonclinical and clinical trials, that might require modifications to the protocol;

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

OP0201 nasal aerosol is an early‑product candidate, and the side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through ongoing and future clinical trials and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. The side effect profile of the dry-powder unit dose product candidate will need to be fully established and the safety profile may differ from the safety profile of OP0201 nasal aerosol.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs orexplore strategic alternatives resulting in a merger or sale of the company.

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

We have sufficient capital to complete the ongoing OP0201 phase 2a clinical trial but will require additional capital to conduct additional surfactant formulation and manufacturing activities, additional clinical trials and ultimately to commercialize a surfactant drug product, if approved. We may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

Identifying potential product candidates and conducting formulation development, nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Even if we generate positive clinical data, additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise sufficient capital to fund our planned operations, we may be forced to curtail operations and/or explore strategic alternatives, including a sale of the company or a merger.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market the trading price of the common stock of the combined company could decline. At December 31, 2019, the Company had approximately 13.0 million shares outstanding.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, or the approvals may be for a narrow indication, we may not be able to commercialize our product candidates, and our ability to generate revenue may be materially impaired.

Our product candidates must be approved by the FDA pursuant to a new drug application in the United States and by other regulatory authorities outside the United States prior to commercialization in the respective regions. The process of obtaining marketing approvals, both in the United States and outside the United States, is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any country. We have no experience in filing and supporting the applications necessary to gain marketing approvals for ENT products and may engage third-party consultants to assist in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data, and other supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product formulation and manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. In addition, varying interpretations of the data obtained from nonclinical and clinical trials could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed outside the United States

In order to market and sell our products in the EU and other international jurisdictions outside of the United States, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may require additional nonclinical, clinical or health outcome data. In addition, the time required to obtain approval may differ substantially amongst international jurisdictions. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition to regulatory approval, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the EMA, MHRA, or FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation that are specific to those defined by regulatory authorities in the countries where the product is approved. In the United States and other countries that follow the International Conference on Harmonization, these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians and recordkeeping.

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

In addition to the PPACA, other legislative changes have been proposed and adopted since the PPACA was enacted. In the United States, the Budget Control Act of 2011 included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. This policy was initially set to expire in fiscal year 2021 but has been extended to 2025.  In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, under the Trump administration there may be additional regulatory changes, as well as the potential repeal (in whole or in part) of the PPACA, that could negatively affect insurance coverage and/or drug prices. Any such new laws may result in additional reductions in Medicare and other healthcare funding.

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

Laws, restrictions, and other regulatory measures are also imposed by healthcare laws and regulations in international jurisdictions and in those jurisdictions we face the same issues as in the United States regarding difficulty and cost for us to obtain marketing approval and commercialization of our product candidates and which may affect the prices we may obtain.

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

Our business operations and relationships with healthcare providers, physicians, third-party payers, and customers will be subject to applicable anti-kickback, fraud and abuse and other broadly applicable healthcare laws, which could expose us to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we receive marketing approval. Our current and future arrangements may expose us to broadly applicable fraud and abuse and other healthcare laws that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute the products for which we receive marketing approval. Even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws are and will be applicable to our business. Such laws include, but are not limited to, the following:

•

federal false claims, false statements and civil monetary penalties laws, including the federal civil False Claims Act (“FCA”), which can be enforced through civil whistleblower or qui tam actions, prohibit, among others, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

•

the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

patient data privacy and security regulation, including, in the United States, HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose specified requirements on “covered entities,” including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that perform services for them that involve the use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information.

•

the federal transparency requirements under the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, that require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in the applicable manufacturer, and disclosure of such information will be made by CMS on a publicly available website.

•

analogous state, local or foreign laws, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require licensure or registration by sales and marketing agents of a pharmaceutical company; state laws that require disclosure of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect as HIPAA.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. For example, in June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used and shared. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Several foreign jurisdictions, including the EU, its member states, the United Kingdom, Japan and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. Additionally, certain countries have passed or are considering passing laws that require local data residency and/or restrict the international transfer of data. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We depend on our information technology systems and those of our third-party collaborators, service providers, contractors or consultants. Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, disruptions, or incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations.

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized foreign governments, groups and individuals with a wide range of motives and expertise. In addition to extracting or accessing sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the security, confidentiality, integrity and availability of information. The prevalent use of mobile devices that access sensitive information also increases the risk of data security incidents which could lead to the loss of confidential information or other intellectual property. While to our knowledge we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.

For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any real or perceived security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants), or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. Such a breach may require notification to governmental agencies, the media or individuals pursuant to various foreign, domestic (federal and state) privacy and security laws, if applicable, including HIPAA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related incidents.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations, or any data security incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, processing of, or transfer of sensitive information, including personally identifiable information, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including those that assert that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. To the extent we maintain individually identifiable health information, we could be subject to fines and penalties (including civil and criminal) under HIPAA for any failure by us or our business associates to comply with HIPAA’s requirements. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information, data, information technology systems, applications and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

European data collection is governed by restrictive regulations governing the collection, use, processing and cross-border transfer of personal information.

We may collect, process, use or transfer personal information from individuals located in the European Economic Area in connection with our business, including in connection with conducting clinical trials in the EEA. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Economic Area. The collection and use of personal health data in the European Economic Area is governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Economic Area and other states in the European Economic Area may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Our business could be adversely affected by natural disasters, public health epidemics, and other events beyond our control.

Our business could be adversely affected by the recent coronavirus outbreak (COVID-19) which has affected more than 100 countries and has significantly disrupted the day-to-day activities of both individuals and businesses. We rely on consultants and third party organizations around the world to supply goods, develop and manufacture drug product, and execute clinical trials. We may experience time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic.

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

We contract with third parties for the manufacture of our product candidates for nonclinical and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the EU, the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to our novel technologies and product candidates. This patent portfolio includes issued patents and pending patent applications covering pharmaceutical compositions and methods of use.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the EU, the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

We have acquired rights to our surfactant platform through a license agreement with Otodyne, Inc. and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements may impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

To successfully develop and commercialize any of our product candidates, we will need to increase the number of our employees and the scope of our operations, in areas such as research and development, medical and regulatory affairs, manufacturing, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are not currently in compliance with the continued listing requirements for Nasdaq. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

On August 8, 2019, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the we did not meet the minimum closing bid price requirement.

On February 6, 2020, we received written notice that Nasdaq determined that we are eligible for an additional 180-day extension (the “Extension Letter”), or until August 3, 2020, to regain compliance with the minimum bid price requirement. The Extension Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to August 3, 2020.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other Nasdaq listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 70.7% of our capital stock as of December 31, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Ensuring that we will have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Item 3. Legal Proceedings.

Information pertaining to legal proceedings is provided under the heading “Legal Proceedings” in Note 5, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “NVUS”.

As of March 9, 2020, there were approximately 11 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

ABOUT NOVUS THERAPEUTICS

Overview

Novus Therapeutics, Inc. is a specialty pharmaceutical company focused on developing products for patients with disorders of the ear, nose, and throat. The Company has two platform technologies, a surfactant and a foam, each with the potential to be developed for multiple indications. Novus’ lead program, OP0201, is a surfactant-based nasal aerosol drug-device combination product candidate being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (“OM”). OM is defined as middle ear inflammation and effusion with or without infection. Globally, OM affects more than 700 million adults and children every year, with over half of the cases occurring in children under five years of age. OM is one of the most common disorders seen in pediatric practice, and is a leading cause of health care visits and the most frequent reason children are prescribed antibiotics or undergo surgery in the United States. Novus also has a foam-based drug delivery technology platform, which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

Surfactant Platform

The first product in the surfactant platform program, OP0201, is being developed as a potential first-in-class treatment option for OM. OM is often caused by Eustachian tube dysfunction (“ETD”). OP0201 is a nasal aerosol, drug-device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine (“DPPC”)) and a spreading agent (cholesteryl palmitate (“CP”)) suspended in propellant. The product is administered intranasally via a pressurized metered-dose inhaler (“pMDI”). OP0201is intended to be used to restore the normal physiologic activity of the Eustachian tube (“ET”), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together, the active ingredients in OP0201 effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP0201 promotes ‘de-sticking’ of the ET so that ventilation of the middle ear is restored. Novus is also exploring the use of a dry-powder unit dose device as an alternative option for intranasal administration of DPPC and CP

Novus has completed three phase 1 placebo-controlled clinical trials in adults that were designed to evaluate safety and tolerability of single and repeated intranasal doses of OP0201. Results of a single-dose phase 1 trial in healthy adults (study C-001), a single-dose phase 1 trial in adults with acute otitis media (study C-004), and a 14-day phase 1 trial in healthy adults (study C-002) demonstrated the safety and tolerability of OP0201 nasal aerosol. Novus is currently conducting an exploratory phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media (study C-006).

Novus’ surfactant development program, if successful, will lead to registration of a surfactant-based product in North America and key European markets to treat and/or prevent OM in infants and children. Additional development activities to support registration in other countries, or for other indications, or other patient populations, may occur in the future.

Foam Platform

Novus has two product candidates developed, OP0101 and OP0102, which are foam-based product candidates intended to be used as a delivery vehicle for drugs to be administered into the ear canals, as well as the nasal and sinus cavities. OP0101 foam otic was the initial product candidate utilizing the foam platform. It was developed as an improved treatment option for acute otitis externa (“AOE”), a common infectious medical condition of the outer ear canal that affects tens of millions of adults and children each year (frequently called “swimmer’s ear”). Novus completed four clinical trials of OP0101 foam otic in 353 adult and pediatric subjects, including a successful phase 2b study with a steroid-free, antibiotic-only formulation of OP0101 foam otic that was non-inferior to standard of care, but with a more favorable dosing regimen (once a day dosing instead of twice a day).OP0102 foam otic is a second-generation formulation designed to rapidly relieve ear pain (an unmet need in AOE) and eradicate infection with less than seven days of treatment. In May 2017, Novus suspended the foam otic platform development program to focus resources on the surfactant program.

RECENT DEVELOPMENTS

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to an additional $9.8 million in shares of its common stock. Through December 31, 2019, Piper Jaffray has sold 25,218 shares of the Company’s common stock under the 2018 Prospectus. As of December 31, 2019, $8.7 million of the $9.8 million shares of common stock remains available to be offered and sold under the 2018 Prospectus.

2019 Equity Offering

On April 30, 2019, the Company agreed to sell in a registered direct offering, an aggregate 3,449,112 shares of its common stock to certain investors for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286).  In a concurrent private placement, the Company also agreed to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants. In addition, the Company agreed to issue to H.C. Wainwright & Co., LLC, the placement agent for the transaction, warrants to purchase up to 172,456 shares of common stock. The placement agent warrants have substantially the same terms as the Series A Warrants, except that the placement agent warrants have an exercise price equal to $3.86875 and will expire on April 20, 2014. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering.”

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

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing the reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth are based on increased sales of new products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for Company products to be commercialized. The Company’s market capitalization is also considered as a part of its analysis.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2019.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2019 and 2018

The following table provides comparative results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	$ Variance	% Variance
Operating expenses:
Research and development	$8,128	$6,817	$1,311	19%
General and administrative	6,056	7,243	(1,187)	-16%
Goodwill impairment	1,867	-	1,867	100%
Total operating expenses	16,051	14,060	1,991	14%
Loss from operations	(16,051)	(14,060)	(1,991)	14%
Other income (expense), net	40	(5)	45	-900%
Net loss and other comprehensive loss	$(16,011)	$(14,065)	$(1,946)	14%

Research and Development Expenses

The increase in research and development expenses of $1.3 million for the year ended December 31, 2019 was primarily due to an increase in clinical development costs of $1.8 million and an increase in consulting costs of $131,000 related to the advancement of our OP0201 programs, as well as an increase in stock-based compensation of $94,000. The increases were offset by a decrease in formulation and device development costs of $474,000, and decreases in personnel and travel related costs of $163,000 and $112,000, respectively. If the Company has a successful Phase 2a clinical study and we advance our clinical development programs, research and development expenses are expected to increase.

General and Administrative Expenses

The decrease in general and administrative expenses of $1.2 million for the year ended December 31, 2019 was primarily due to a reduction of $590,000 in administrative costs associated with operating a public company, as well as decreases in personnel costs and stock-based compensation of $163,000 and $330,000, respectively. Additionally, general operating costs decreased $87,000 and travel related expenses decreased $21,000. The decreases were offset by an increase in litigation costs of $4,000.

Goodwill Impairment

The Company performed a goodwill impairment test as of December 31, 2019 and determined that the fair value of its goodwill was below its carrying value. As a result, the Company recognized $1.9 million of goodwill impairment. No impairment was recorded for the year ended December 31, 2018.

Other Income (Expense), Net

The change in other income, net was due to an increase in interest income of $66,000, offset by an increase in realized losses on foreign currency translation of $19,000, and an increase in VAT tax of $2,000 for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had cash and cash equivalents of approximately $8.8 million, consisting of readily available cash in bank accounts and an accumulated deficit of $57.6 million. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock and warrants, the issuance of convertible promissory notes, and cash received in a reverse merger with Tokai Pharmaceuticals, Inc. We have concluded and disclosed in the footnotes to our consolidated financial statements, included elsewhere within this Annual Report on Form 10-K, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements.

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

We will continue to require additional financing in order to advance our surfactant drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. See the section of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into an equity distribution agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings and filed a related prospectus supplement (the “2017 Prospectus”). On July 23, 2018, the Company filed the 2018 Prospectus. Under the 2017 Prospectus, we sold shares of common stock from October 2, 2017 through March 9, 2018 for gross proceeds of approximately $8.5 million.  Under the 2018 Prospectus, we may offer and sell up to an additional $9.8 million in shares of common stock. Through December 31, 2019, we have sold 25,218 shares of the Company’s common stock under the 2018 Prospectus for gross proceeds of approximately $110,000. As of December 31, 2019, $8.7 million of the $9.8 million shares of common stock remains available to be offered and sold under the 2018 Prospectus.

On April 30, 2019, the Company agreed to sell in a registered direct offering, an aggregate 3,449,112 shares of its common stock to certain investors for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286).  In a concurrent private placement, the Company also agreed to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants. In addition, the Company agreed to issue to H.C. Wainwright & Co., LLC, the placement agent for the transaction, warrants to purchase up to 172,456 shares of common stock. The placement agent warrants have substantially the same terms as the Series A Warrants, except that the placement agent warrants have an exercise price equal to $3.86875 and will and will expire on April 30, 2024. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering”.

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

On February 6, 2020, the Company received written notice that Nasdaq determined that it is eligible for an additional 180-day extension (the “Extension Letter”), or until August 3, 2020, to regain compliance with the minimum bid price requirement. The Extension Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to August 3, 2020.

The Company intends to monitor the closing bid price of its common stock and consider its available options to resolve its noncompliance with the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or that the Company will otherwise be in compliance with other Nasdaq listing criteria. If the Company fails to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future and Nasdaq determines to delist its common stock, the delisting could adversely affect the market price and liquidity of the Company’s common stock and reduce its ability to raise additional capital.

If the Company’s common stock is delisted by Nasdaq, the common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for the Company to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of the common stock. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

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

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(13,857)	$(11,893)
Net cash provided by financing activities	9,676	7,562
Net decrease in cash, cash equivalents, and restricted cash	$(4,181)	$(4,331)

Comparison of the Years Ended December 31, 2019 and 2018

Net cash used in operating activities for the year ended December 31, 2019 consisted primarily of our net loss of $16.0 million, partially offset by non-cash items consisting primarily of depreciation and amortization of $182,000, a goodwill impairment charge of $1.9 million, and stock-based compensation totaling $1.3 million. Additionally, cash used in operating activities for the year ended December 31, 2019 reflected a net decrease in cash from changes in operating assets and liabilities of $1.2 million, due to a decrease in our accounts payable and accrued liabilities of $1.4 million and a decrease in our operating lease liability of $165,000, offset by a decrease in prepaid expenses and other assets of $354,000.

Net cash used in operating activities for the year ended December 31, 2018 consisted primarily of our net loss of $14.1 million, partially offset by non-cash items consisting primarily of depreciation and stock-based compensation totaling $1.6 million. Additionally, cash used in operating activities for the year ended December 31, 2018 reflected a net increase in cash from changes in operating assets and liabilities of $618,000, primarily due to an increase in our accounts payable and accrued liabilities.

There was no cash provided by or used in investing activities for the years ended December 31, 2019 and 2018.

Net cash provided by financing activities for the year ended December 31, 2019 was comprised of $9.6 million in net proceeds from the 2019 Equity Offering for the sale of approximately 3.4 million shares of common stock and $107,000 in net proceeds from the 2018 Prospectus for the sale of approximately 25,000 shares of common stock.

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

The following table represents our contractual obligations as of December 31, 2019, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$334	$188	$146	$—	$—
Total	$334	$188	$146	$—	$—

See Note 5. Commitments and Contingencies in the notes to the consolidated financial statements for a summary of contracts held by the Company as of December 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) in its 2013 Internal Control—Integrated Framework. Management believes that the COSO Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on this assessment, our management has concluded that as of December 31, 2019, our internal control over financial reporting is effective.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2019, including under headings “Board of Directors and Corporate Governance—Election of Directors,” “Executive Officers and Executive Compensation—Executive Officers,” “Board of Directors and Corporate Governance—Code of Business Conduct and Ethics,” “Board of Directors and Corporate Governance—Director Nomination Process” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2020 Proxy Statement, including under headings “Executive Compensation,” “Director Compensation,” “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance—Oversight of Risk”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2020 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2020 Proxy Statement, including under headings “Board of Directors and Corporate Governance—Related Person Transactions,” “Board of Directors and Corporate Governance,” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2020 Proxy Statement, including under headings “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

2.1	Amended and Restated Share Purchase Agreement dated as of March 2, 2017, by and among the Registrant, Otic Pharma, Ltd., and shareholders of Otic Pharma, Ltd., named therein.	10-K	001-36620	2.1	March 3, 2017

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Amended and Restated Bylaws of Novus Therapeutics, Inc.	8-A/A	001-36620	3.4	June 23, 2017

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Description of Securities					X

10.1	Registration Rights Agreement, dated May 10, 2017, by and among the Company and the Purchasers	8-K	001-36620	10.1	May 15, 2017

10.2*	Form of Indemnification Agreement between Novus Therapeutics, Inc. and each of its directors and executive officers	10-Q	001-36620	10.1	August 9, 2017

Exhibit
Number		Exhibit Description	Incorporated by Reference				Filed
			Form	File No.	Exhibit	Filing Date	Herewith
10.3		Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.4		First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.5*		Executive Employment Agreement, dated July 15, 2015, between Otic Pharma, Inc., and Gregory J. Flesher	10-Q	001-36620	10.3	August 9, 2017

10.6		Exclusive License Agreement, dated November 1, 2015, between Scientific Development and Research, Inc. and Otodyne, Inc., on the one hand, and Oticpharma, Inc., on the other hand†	10-Q	001-36620	10.4	August 9, 2017

10.7*		Offer of Employment, dated July 1, 2017, from Novus Therapeutics, Inc. to Jon Kuwahara	10-Q	001-36620	10.5	August 9, 2017

10.8*		Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Gregory J. Flesher	10-Q	001-36620	10.6	August 9, 2017

10.9*		Management Continuity Agreement, dated August 7, 2017, between Novus Therapeutics, Inc. and Jon S. Kuwahara	10-Q	001-36620	10.7	August 9, 2017

10.10		Equity Distribution Agreement, dated as of August 21, 2017, between Novus Therapeutics, Inc. and Piper Jaffray & Co.	8-K	001-36620	1.1	August 22, 2017

10.11		Otic Pharma Ltd. Global Share Incentive Plan (2012)	10-K	001-36620	10.10	April 2, 2018

10.12		Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.13		Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.14		Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.15*		Executive Employment Agreement, dated November 10, 2015, between Otic Pharma, Inc. and Catherine C. Turkel	10-K	001-36620	10.15	March 27, 2019

10.16*		Management Continuity Agreement, date August 7, 2017, between Novus Therapeutics, Inc. and Catherine C. Turkel	10-Q	001-36620	10.1	May 14, 2019

10.17		Form of Securities Purchase Agreement, dated April 30, 2019, by and between Novus Therapeutics, Inc. and the Purchasers named therein	8-K	001-36620	10.1	May 2, 2019

16.1	.	Letter from Ernst & Young LLP, dated July 11, 2019	8-K	001-36620	16.1	July 12, 2019

21.1		Subsidiaries of the Registrant					X

Exhibit
Number		Exhibit Description	Incorporated by Reference				Filed
			Form	File No.	Exhibit	Filing Date	Herewith
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm					X

23.2		Consent of KMJ Corbin & Company LLP, independent registered public accounting firm					X

31.1	.	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Indicates a management contract or compensatory plan

†		Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Novus Therapeutics, Inc.
Date: March 16, 2020	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory J. Flesher	Chief Executive Officer and Director	March 16, 2020
Gregory J. Flesher	(Principal Executive Officer)

/s/ Jon S. Kuwahara	Senior Vice President Finance & Administration	March 16, 2020
Jon S. Kuwahara	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 16, 2020
Keith A. Katkin

/s/ Erez Chimovits	Director	March 16, 2020
Erez Chimovits

/s/ Cheryl L. Cohen	Director	March 16, 2020
Cheryl L. Cohen

/s/ Gary A. Lyons	Director	March 16, 2020
Gary A. Lyons

/s/ John S. McBride	Director	March 16, 2020
John S. McBride

NOVUS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Novus Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Novus Therapeutics, Inc. (the “Company”) as of December 31, 2019, the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses and negative cash flows from operations since inception, has an accumulated deficit of approximately $57.6 million as of December 31, 2019 and is dependent on its ability to raise capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2019.

Irvine, California

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Novus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Novus Therapeutics, Inc. (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2017 to 2019.

Irvine, California

March 27, 2019

NOVUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$8,791	$12,972
Prepaid expenses and other current assets	1,180	1,304
Total current assets	9,971	14,276
Property and equipment, net	5	14
Operating lease asset, net	316	—
Goodwill	—	1,867
Other assets	639	869
Total assets	$10,931	$17,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$329	$689
Current operating lease liability	180	—
Accrued expenses and other liabilities	813	1,845
Total current liabilities	1,322	2,534
Non-current operating lease liability	144	—
Total liabilities	1,466	2,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2019 and 2018; 12,967,338 and 9,422,143 shares issued and outstanding at December 31, 2019 and 2018, respectively	13	9
Additional paid-in capital	67,034	56,054
Accumulated deficit	(57,582)	(41,571)
Total stockholders’ equity	9,465	14,492
Total liabilities and stockholders’ equity	$10,931	$17,026

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Operating expenses
Research and development	$8,128	$6,817
General and administrative	6,056	7,243
Goodwill impairment	1,867	—
Total operating expenses	16,051	14,060
Loss from operations	(16,051)	(14,060)
Other income (expense), net	40	(5)
Net loss and other comprehensive loss	$(16,011)	$(14,065)
Net loss per share, basic and diluted	$(1.36)	$(1.56)
Weighted-average common shares outstanding, basic and diluted	11,799,468	9,005,352

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2017	7,110,414	$7	$46,951	$(27,506)	$19,452
Issuance of common stock at-the-market, net of issuance costs	2,296,610	2	7,489	—	7,491
Issuance of common stock in connection with exercise of options	15,119	—	71	—	71
Stock-based compensation	—	—	1,543	—	1,543
Net loss and other comprehensive loss	—	—	—	(14,065)	(14,065)
Balance as of December 31, 2018	9,422,143	9	56,054	(41,571)	14,492
Issuance of common stock at-the-market, net of issuance costs	25,218	—	107	—	107
Issuance of common stock and warrants in registered direct offering, net of issuance costs	3,449,112	4	9,565	—	9,569
Issuance of common stock in connection with vesting of restricted stock units	78,450	—	—	—	—
Cancellation of common stock	(7,585)	—	—	—	—
Stock-based compensation	—	—	1,308	—	1,308
Net loss and other comprehensive loss	—	—	—	(16,011)	(16,011)
Balance as of December 31, 2019	12,967,338	$13	$67,034	$(57,582)	$9,465

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(16,011)	$(14,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	11
Amortization of operating lease asset	173
Goodwill impairment	1,867	—
Stock-based compensation	1,308	1,543
Changes in operating assets and liabilities:
Prepaid expenses and other assets	354	(476)
Accounts payable and accrued expenses	(1,392)	1,094
Operating lease liability	(165)	—
Net cash used in operating activities	(13,857)	(11,893)
Financing activities
Proceeds from issuances of common stock, net	9,676	7,491
Proceeds from exercise of stock options	—	71
Net cash provided by financing activities	9,676	7,562
Net decrease in cash and cash equivalents	(4,181)	(4,331)
Cash and cash equivalents at beginning of year	12,972	17,303
Cash and cash equivalents at end of year	$8,791	$12,972

See accompanying notes to consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Novus Therapeutics, Inc. is a specialty pharmaceutical company focused on developing products for disorders of the ear, nose, and throat. Unless otherwise indicated, references to the terms “Novus,” “our,” ‘us,” “we”, or the “Company” refer to Novus Therapeutics, Inc.

In 2017, Otic Pharma, Ltd. (“Otic”) consummated a reverse merger with Tokai Pharmaceuticals, Inc. (“Tokai”), pursuant to which, among other things, Tokai purchased from Otic and its stockholders all of the common and preferred shares of Otic in exchange for the issuance of a certain number of shares of common stock of Tokai (the “Reverse Merger”). Following the Reverse Merger, Tokai changed its name to Novus Therapeutics, Inc.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $16.0 million and used $13.9 million of cash in operating activities for the year ended December 31, 2019. As of December 31, 2019, the Company had cash and cash equivalents of $8.8 million, working capital of $8.6 million and an accumulated deficit of $57.6 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. During fiscal year 2019, the Company has implemented, and will continue to implement, certain cost cutting measures to reduce its cash flow requirements. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operation of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives as it seeks strategic alternatives.

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

On February 6, 2020, the Company received written notice that Nasdaq determined that it is eligible for an additional 180-day extension (the “Extension Letter”), or until August 3, 2020, to regain compliance with the minimum bid price requirement. The Extension Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to August 3, 2020.

The Company intends to monitor the closing bid price of its common stock and consider its available options to resolve its noncompliance with the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or that the Company will otherwise be in compliance with other Nasdaq listing criteria. If the Company fails to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future and Nasdaq determines to delist its common stock, the delisting could adversely affect the market price and liquidity of the Company’s common stock and reduce its ability to raise additional capital.

If the Company’s common stock is delisted by Nasdaq, the common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for the Company to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of the common stock. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

At the time of issuance of the consolidated financial statements for the year ended December 31, 2019, the Company concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months from the date of issuance of the consolidated financial statements for the year ended December 31, 2019. The financial information and the consolidated financial statements included in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these consolidated financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to stock-based compensation, accruals for liabilities, operating lease liability, carrying value of goodwill, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents at December 31, 2019 and 2018.

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

The Company had no financial instruments, assets or liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018.

Concentration of Credit Risk and Other Risks and Uncertainties

As of December 31, 2019 and 2018, all of the Company’s long-lived assets were located in the United States.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its annual evaluation for impairment as of October 1, 2019 using the qualitative assessment and determined that no impairment existed. However, due to declining market conditions, the Company performed an additional goodwill impairment test as of December 31, 2019 and determined that the fair value of its goodwill was below its carrying value. As a result, the Company recognized $1.9 million of goodwill impairment which was included in the consolidated statements of operations. No impairment was recorded for the year ended December 31, 2018.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. No impairments of tangible assets have been identified during the years presented.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2019.

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

	Year Ended December 31,
	2019	2018
	(In thousands, except share and per share data)
Net loss	$(16,011)	$(14,065)
Net loss per share, basic and diluted	$(1.36)	$(1.56)
Weighted-average number of common shares	11,799,468	9,005,352

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the year ended December 31, 2019, common share equivalents of 8,770,947 shares were anti-dilutive. For the year ended December 31, 2018, common share equivalents of 974,817 shares were anti-dilutive.

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

Effective as of August 1, 2018, the Board of Directors amended the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the Company’s 2014 Employee Stock Purchase Plan (the “ESPP” and, together with the 2014 Plan, the “Plans”) to reduce the share reserves under the Plans. These reductions were made to equitably adjust the share reserves in accordance with the terms of the Plans. As a result of these equitable adjustments: (1) the number of shares of common stock authorized for issuance under the 2014 Plan (excluding shares underlying outstanding awards as of August 1, 2018) was reduced to 766,500 shares and the maximum number of shares that can be added to the 2014 Plan under the evergreen provision set forth in Section 4(a)(1)(C) of the 2014 Plan was reduced to 550,000 shares annually; and (2) the number of shares of common stock authorized for future issuance under the ESPP was reduced to 209,500 shares (excluding shares previously issued under the ESPP prior to August 1, 2018) and the maximum number of shares that can be added to the ESPP under the evergreen provision set forth in the ESPP was reduced to 135,000 shares annually. The 2014 Plan and ESPP were amended and restated

as of August 1, 2018 to reflect these equitable adjustments. The number of shares reserved for issuance under the 2014 Plan and ESPP were 337,955 and 303,721 shares, respectively, as of December 31, 2019

Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the estimated fair value of the stock options on their grant date, determined using the Black-Scholes option pricing model. The awards generally vest over the period the Company expects to receive services from the nonemployees. Similar to stock options granted to employees, the fair value of stock options granted to nonemployees, is determined using the Black-Scholes option pricing model, involves assumptions that are subjective and require significant judgment and estimation by management.  The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior on stock options granted to nonemployees, the Company determined the contractual term is the appropriate periods for expected life on stock options granted to nonemployees. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

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

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a full valuation allowance on our deferred tax assets as of December 31, 2019 and 2018 because we believe it is more likely than not that our deferred tax assets will not be realized as of those dates.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2019 and 2018. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 7. Income Taxes in the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), an amendment to the accounting guidance on cloud computing service arrangements that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU 2017-04. ASU 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, for public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies (SRCs) as defined by the SEC.  For all other public entities, including the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations with lease terms greater than twelve months, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance also changes the definition of a lease and expands required disclosures of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company elected the optional transition method to apply the standard as of the effective date and therefore, did not restate prior periods to apply the standard to the comparative periods presented in our consolidated financial statements.

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

Note 3. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Prepaid insurance	$734	$413
Prepaid clinical	102	208
Prepaid other	45	53
Insurance receivable	245	594
Other current assets	54	36
Total prepaid expenses and other current assets	$1,180	$1,304

Accrued expenses and other liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Accrued compensation and related expenses	$40	$742
Accrued clinical	437	735
Accrued professional services	130	194
Accrued vacation	199	160
Accrued other	7	14
Total accrued expenses and other liabilities	$813	$1,845

Note 4. Goodwill

The changes in the carrying amount of goodwill consisted of the following for the years ended December 31, 2019 and 2018 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2017	$1,867	$—	$1,867
Impairments	—	—	—
Balance as of December 31, 2018	1,867	—	1,867
Impairments		(1,867)	(1,867)
Balance as of December 31, 2019	$1,867	$(1,867)	$—

The Company performed a goodwill impairment test as of December 31, 2019 and determined that the fair value of its goodwill was below its carrying value. As a result, the Company recognized $1.9 million of goodwill impairment. No impairment was recorded for the year ended December 31, 2018.

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $188,000 and $170,000 for the years ended December 31, 2019 and 2018, respectively.

In September 2015, the Company entered into a three-year operating lease for 5,197 square feet of office space in Irvine, California. The lease had an initial expiration date of August 31, 2018; however, the Company extended the term of the lease through September 30, 2021 by amending the office lease effective October 31, 2018.

The Company determines if a contract contains a lease at inception. Our material operating lease consists of a single office space. Our office lease has a remaining term of 1.75 years and does not include options to extend the lease for additional periods.

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
Short-term policy

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the consolidated balance sheet.

The components of lease expense were as follows:

For the Year Ended December 31, 2019
Operating lease cost(a)	$196
(a) Includes variable operating lease expenses, which are immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

For the Year Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$180
Operating lease asset obtained in exchange for lease liability:
Operating lease	489
Remaining lease term
Operating lease	1.75
Discount rate
Operating lease	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

As of December 31, 2019

Years ending

2020	188
2021	146
Total minimum lease payments	334
Less imputed interest	(10)
Present value of lease liabilities	324
Less current portion	(180)
$144

As of December 31, 2018

Years ending

2019	180
2020	188
2021	146
Total minimum lease payments	$514

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. dollar and bear annual interest of LIBOR. The grants are to be repaid as royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2019; therefore, no liability was recorded for the repayment in the accompanying consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active IND application to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the United States, two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study, which is included in research and development expenses in 2019. There were no other milestones achieved during the years ended December 31, 2019 or 2018.

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

Legal Proceedings

On September 22, 2014, Tokai, the legal predecessor of the Company, completed the initial public offering of its common stock (the “IPO”). Subsequent to the IPO, several lawsuits were filed against Tokai, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the IPO. The lawsuits allege that, in violation of the Securities Act of 1933 (“the Securities Act”), Tokai’s registration statement for the IPO made false and misleading statements and omissions about Tokai’s clinical trials for galeterone. Each lawsuit sought, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. Further details on each lawsuit are set forth below. The Company intends to vigorously defend against these claims. Given the uncertainty of litigation, the preliminary stage of these cases, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore it cannot estimate the reasonably possible loss or range of loss that may result from these actions.

•

Angelos Action. On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. On February 18, 2020, the court held a hearing on defendants’ motion to dismiss. The court also ordered the parties to confer and notify it by March 10, 2020, if they reached an agreement to settle the case.

•

Jackie888 Action. On August 19, 2016, a purported stockholder of Tokai filed a putative class action lawsuit in the Superior Court of the State of California, County of San Francisco, entitled Jackie888, Inc. v. Tokai Pharmaceuticals, Inc., et al., No. CGC-16-553796. The plaintiff sought to represent a class of purchasers of Tokai common stock in or traceable to Tokai’s IPO. On October 19, 2016, the defendants moved to dismiss or stay the action on grounds of forum non conveniens, and certain individual defendants moved to quash the plaintiff’s summons for lack of personal jurisdiction. On February 27, 2017, the Superior Court entered an order granting defendants’ motion to stay the lawsuit. On May 24, 2018, the plaintiff dismissed its complaint in the Superior Court of the State of California and refiled its complaint in the Business Litigation Session of the Superior Court Department of the Suffolk County Trial Court, Massachusetts (“Massachusetts State Court”). On June 28, 2018, plaintiff Wu moved to consolidate the Jackie888 Action with the Wu Action (discussed below). On June 29, 2018, plaintiffs Jackie888 and Wu filed a consolidated complaint. On July 6, 2018, the Jackie888 Action was consolidated with the Wu Action. Events that occurred while the actions were consolidated are described below. The Jackie888 Action and Wu Action were later de-consolidated on May 16, 2019 when the Wu Action was dismissed with prejudice. In the remaining Jackie888 action, the plaintiff filed a motion for class certification on August 22, 2019. Defendants opposed the plaintiff’s motion, and the Court held a hearing on the motion for class certification on October 23, 2019. On November 25, 2019, the court denied the plaintiff’s motion for class certification. On December 23, 2019, the court granted the parties’ stipulation to dismiss the case with prejudice.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2019 and 2018.

Note 6. Stock-Based Compensation

The Company has two stock compensation plans, the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The 2014 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2014 Plan was 1,700,000 shares of common stock and may be increased by the number of shares under the 2007 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on the first day of each fiscal year equal to the lesser of (i) 1,800,000 shares of the Company’s common stock, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year or (iii) an amount determined by the Company’s board of directors. Options remain outstanding under both the 2007 and the 2014 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted in connection with the one for nine reverse stock-split. As of December 31, 2019, there were 84,612 options outstanding under the 2007 plan. Options granted under the 2007 and 2014 Plans generally expire ten years from the date of grant. The Company intends for the 2014 Plan to be its primary stock compensation plan in the future.

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

Stock Option and PRSU Activity

As of December 31, 2019, a total of 337,955 stock awards were available for grant under the 2014 Plan.

The following table shows the stock option and PRSU activity, as follows:

	Shares Issuable Under Options and PRSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of January 1, 2018	782,340	$14.28	8.8	$8.5
Granted	267,950	5.02
Exercised	(15,120)	4.74
Forfeited / Canceled	(60,353)	7.31
Outstanding as of December 31, 2018	974,817	12.31	8.2	—
Granted	815,400	1.75
PRSUs vested	(78,450)	4.83
Forfeited / Canceled	(11,500)	4.41
Outstanding as of December 31, 2019	1,700,267	$7.64	8.2	$—
Stock awards vested and expected to vest as of December 31, 2019	1,645,267	$7.64	8.2	$—
Options exercisable as of December 31, 2019	882,576	$12.49	7.3	$—

As of December 31, 2019, the range of exercise prices was between $0.67 and $119.25 for options outstanding.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. There was no aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018.

As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested equity awards was $1.3 million, which is expected to be recognized over an estimated weighted-average period of 2.2 years.

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2019 and 2018 was comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018
Stock-based compensation classified as:
Research and development expense	$343	$249
General and administrative expense	965	1,294
Total stock-based compensation expense	$1,308	$1,543

 Stock-based compensation expense for the year ended December 31, 2019 included no stock-based compensation expense related to a performance-based option granted during 2019.

During the year ended December 31, 2019, PRSUs awarded to employees totaling 78,450 shares vested and resulted in the recognition of $379,000 in stock-based compensation expense.

Valuation Assumptions

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods presented, as follows:

	Year Ended December 31,
	2019	2018
Expected stock price volatility	74% - 87%	63% - 86%
Risk-free interest rate	1% - 3%	2% - 3%
Expected life of option (in years)	6	5 - 7
Estimated dividend yield	0%	0%

Note 7. Income Taxes

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Losses before income taxes:
U.S.	$(16,174)	$(14,177)
Non-U.S.	163	112
Total	$(16,011)	$(14,065)

The provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,
	2019	2018
Current:	$—	$—
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision (benefit) for income taxes	$—	$—

The Company is subject to income taxes under U.S. tax laws. The Company was subject to an Israeli corporate tax rate of 23% in 2018. The Company is subject to an Israeli corporate tax rate of 23% in 2019 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 21% in 2018 and 2019.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of H.R. 1/Public Law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. As of December 22, 2018, the Company’s accounting for the remeasurement of its deferred tax assets was complete and there were no changes to the amount previously recorded.

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company maintained a full valuation allowance on its deferred tax assets as of December 31, 2019 and 2018.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Statutory Federal income tax rate	$(3,362)	$(2,953)
State income taxes, net of Federal tax benefits	—	—
Foreign losses	—	—
Tax credits	(207)	(204)
Change in statutory rates	—	—
Stock-based compensation	141	72
Goodwill impairment	392
Permanent items	4	3
Other	38	90
Change in valuation allowance	2,994	2,992
Total provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Net operating loss carryforwards	$9,947	$7,126
Research and development tax credits	506	299
Accruals and reserves	43	159
Stock compensation	391	301
Depreciation and amortization	116	126
Lease liability	68	—
Total deferred tax assets	11,071	8,011
Right-of-use asset	(66)	—
Total deferred tax liabilities	(66)	—
Less: valuation allowance	(11,005)	(8,011)
Net deferred tax assets	$—	$—

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2019	2018
Gross unrecognized tax benefits at the beginning of the year	$328	$181
Additions from tax positions taken in the current year	214	158
Additions from tax positions taken in prior years	6	—
Reductions from tax positions taken in prior years	—	(11)
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$548	$328

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

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of approximately $38.6 million and $25.0 million, respectively, available to reduce future taxable income. As of December 31, 2019 and December 31, 2018, the Company also has state net operating loss carryforwards of $0.9 million. Both the federal and California net operating loss carryforwards incurred before 2018 begin expiring in 2034 if not utilized. The December 31, 2019 and 2018 federal net operating losses of $13.6 million and $12.5 million, respectively, do not expire. As of December 31, 2019 and 2018, the Company had Israeli net operating losses of $8.0 million and $8.2 million, respectively, which carryforward indefinitely.

As of December 31, 2019 and 2018, the Company had federal research and development tax credit carryforwards of approximately $764,000 and $420,000, respectively. If not utilized, the carryforwards will begin expiring in 2025. As of December 31, 2019 and 2018, the Company has state research and development credit carryforwards or approximately $264,000 and $161,000, respectively, which do not expire.

Pursuant to Internal Revenue Code (“IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in the Company’s stock ownership.

In the United States, the Company files income tax returns in the U.S. Federal jurisdiction and California. The Company’s tax years for 2016 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2019 and 2018. The Company has not recorded any interest or penalties in 2019 or 2018.

Note 8. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus and prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. As of December 31, 2019, 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000. As of December 31, 2019, $8.7 million of the $9.8 million shares of common stock remains available to be offered and sold under the 2018 Prospectus.

2019 Equity Offering

On April 30, 2019, the Company agreed to sell in a registered direct offering, an aggregate 3,449,112 shares of its common stock to certain investors for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286).  In a concurrent private placement, the Company also agreed to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants. In addition, the Company agreed to issue to H.C. Wainwright & Co., LLC, the placement agent for the transaction, warrants to purchase up to 172,456 shares of common stock. The placement agent warrants have substantially the same terms as the Series A Warrants, except that the placement agent warrants will have an exercise price equal to $3.86875 and will expire on April 30, 2024. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering”.

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

Warrants

As of December 31, 2019, a total of 7,070,680 warrants were available for exercise.

The following table shows the warrant activity (in thousands):

	Rollforward of Warrant Activity
	Registered direct warrants, series A	Registered direct warrants, series B	Registered direct warrants, placement agent	Total
Balance as of January 1, 2019	—	—	—	—
Warrants issued	3,449,112	3,449,112	172,456	7,070,680
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Balance as of December 31, 2019	3,449,112	3,449,112	172,456	7,070,680

Note 9. Subsequent Events

Warrant Exercise Transaction

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants to purchase shares of the Company’s common stock (collectively, the “Warrants”), previously issued in a private placement by the Company in May 2019, pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 6,898,224 shares of the Company’s common stock at a reduced exercise price of $0.715 per share, plus an additional $0.125 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

The Company intends to use the net proceeds from the Exercise Transaction to fund the ongoing phase 2a clinical trial in acute otitis media, as well as for working capital and other general corporate purposes.

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 6,898,224 shares of the Company’s common stock at an exercise price of $0.72 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020.

The shares of common stock underlying the Warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-232011).

Common Stock Exchange Agreement

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “Exchange”) 3,796,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for 3,796 shares of newly designated Series X Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000.

On February 13, 2020, in connection with the Exchange, the Company filed a Certificate of Designation (the “CoD”) setting forth the preferences, rights and limitations of the Series X Preferred Stock with the Secretary of State of the State of Delaware. Each share of Series X Preferred Stock will be convertible into 1,000 shares of Common Stock at the option of the holder at any time; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into Common Stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of Common Stock above a conversion blocker, which is initially set at 9.99% of the total Common Stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of Common Stock. Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-Common Stock basis) to and in the same form as dividends actually paid on the Common Stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

The Series X Preferred Stock was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

The Exchange was completed on February 19, 2020. Following the Exchange, the Company had 16,069,562 shares of Common Stock outstanding and 3,796 shares of Series X Preferred Stock outstanding, which are convertible into 3,796,000 shares of Common Stock.