Form 10-Q
period 2020-03-31
Novus Therapeutics, Inc.
filed 2020-05-15
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 16,069,562 shares of the Registrant’s common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements in this Quarterly Report on Form 10-Q about the Company’s future expectations, plans and prospects, including statements about its strategy, future operations, development of its product candidates, the review of strategic alternatives and the outcome of such review and other statements containing words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•	the impact of the COVID-19 pandemic on our operations, including our ability to meet development timelines and access capital markets;
•	expectations regarding the timing for the commencement and completion of product development or clinical trials for the Company’s product candidates;
•	the timing, costs, conduct and outcome of preclinical studies and clinical trials;
•	meeting future clinical and regulatory milestones, such as New Drug Application (“NDA”) submissions;
•	the risk that clinical trials of the Company’s product candidates may not be successful in establishing safety and tolerability or efficacy;
•	the Company’s plans and timing with respect to seeking regulatory approvals and uncertainties regarding the regulatory process;
•	the anticipated treatment of data by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or other regulatory authorities of the Company’s product candidates;
•	the rate and degree of market acceptance and clinical utility of the Company’s product candidates;
•	the Company’s commercialization, marketing, and manufacturing capabilities and strategy;
•	the Company’s intellectual property position and strategy;
•	the Company’s ability to identify additional product candidates with significant commercial potential;
•

the availability of funds and resources to pursue the Company’s research and development projects, including preclinical studies and clinical trials of its product candidates, and manufacturing activities.

•	the Company’s estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the Company’s ability to continue as a going concern;
•	developments relating to the Company’s competitors and industry;
•	the impact of government laws and regulations; and
•	the duration over which the Company’s cash balances will fund its operations.

Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the ability to develop commercially viable product formulations on a timely basis, or at all; the sufficiency of the Company’s cash resources; the ability to obtain necessary regulatory and ethics approvals to commence additional clinical trials; whether data from early clinical trials will be indicative of the data that will be obtained from future clinical trials; whether the results of clinical trials will warrant submission for regulatory approval of any investigational product; whether any such submission will receive approval from the FDA or equivalent foreign regulatory agencies and, if the Company is able to obtain such approval for an investigational product, whether it will be successfully distributed and marketed; and the severity, magnitude and duration of the COVID-19 pandemic, including economic and other impacts of the pandemic and of and actions taken in response to it by governments, businesses, and individuals. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not of any future date, and the Company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$11,785	$8,791
Prepaid expenses and other current assets	1,088	1,180
Total current assets	12,873	9,971
Property and equipment, net	3	5
Operating lease asset, net	272	316
Other assets	572	639
Total assets	$13,720	$10,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$329
Current operating lease liability	184	180
Accrued expenses and other liabilities	953	813
Total current liabilities	1,878	1,322
Non-current operating lease liability	97	144
Total liabilities	1,975	1,466
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; 3,796 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 16,069,562 and 12,967,338 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	16	13
Additional paid-in capital	77,488	67,034
Accumulated deficit	(65,759)	(57,582)
Total stockholders’ equity	11,745	9,465
Total liabilities and stockholders’ equity	$13,720	$10,931

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$1,648	$2,989
General and administrative	1,730	1,886
Total operating expenses	3,378	4,875
Loss from operations	(3,378)	(4,875)
Other income (expense), net	30	(6)
Warrant inducement expense	(4,829)	—
Net loss and comprehensive loss	$(8,177)	$(4,881)
Net loss per share, basic and diluted	$(0.47)	$(0.52)
Weighted-average common shares outstanding, basic and diluted	17,267,123	9,427,073

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2019	—	$—	12,967,338	$13	$67,034	$(57,582)	$9,465
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	6,898,224	7	5,184	—	5,191
Cancellation of common stock in connection with exchange for preferred stock	3,796	—	(3,796,000)	(4)	4	—	—
Warrant inducement expense	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	437	—	437
Net loss and other comprehensive loss	—	—	—	—	—	(8,177)	(8,177)
Balance as of March 31, 2020	3,796	$—	16,069,562	$16	$77,488	$(65,759)	$11,745

Balance as of December 31, 2018	—	$—	9,422,143	$9	$56,054	$(41,571)	$14,492
Issuance of common stock at-the-market, net of issuance costs	—	—	25,218	—	107	—	107
Stock-based compensation	—	—	—	—	211	—	211
Net loss and other comprehensive loss	—	—	—	—	—	(4,881)	(4,881)
Balance as of March 31, 2019	—	$—	9,447,361	$9	$56,372	$(46,452)	$9,929

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(8,177)	$(4,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Amortization of operating lease asset	44	43
Warrant inducement expense	4,829	—
Stock-based compensation	437	211
Changes in operating assets and liabilities:
Prepaid expenses and other assets	159	103
Accounts payable and accrued expenses	552	537
Operating lease liability	(43)	(38)
Net cash used in operating activities	(2,197)	(4,023)
Financing activities
Proceeds from issuances of common stock, net	—	107
Proceeds from exercise of warrants, net	5,191	—
Net cash provided by financing activities	5,191	107
Net change in cash	2,994	(3,916)
Cash at beginning of period	8,791	12,972
Cash at end of period	$11,785	$9,056

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Novus Therapeutics, Inc. is a specialty pharmaceutical company focused on developing products for patients with disorders of the ear, nose, and throat (“ENT”). Unless otherwise indicated, references to the terms “Novus,” “our,” “us,” “we”, or the “Company” refer to Novus Therapeutics, Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Article 10 of Regulation S-X requirements as set forth by the Securities and Exchange Commission (“SEC”) for interim financial information and reflect all adjustments and disclosures, which are, in the opinion of management, of a normal and recurring nature, and considered necessary for a fair presentation of the financial information contained herein. Pursuant to these rules and regulations, the unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of operations and comprehensive loss, financial position, and cash flows in conformity with GAAP.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 16, 2020. The results of operations and comprehensive loss for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full fiscal year or any other future period.

Principles of Consolidation

Novus, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc.

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The activities of the Company’s foreign subsidiary are not significant to the condensed consolidated financial statements.

All significant intercompany accounts and transactions among the entities have been eliminated from the condensed consolidated financial statements.

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $8.2 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had cash of $11.8 million, working capital of $11.0 million and an accumulated deficit of $65.8 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. During fiscal year 2019 and in the first three months of 2020, the Company has implemented, and will continue to implement, certain cost cutting measures to reduce its cash flow requirements. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operation of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives as it seeks strategic alternatives.

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

The Notification Letter stated that the Company had 180 calendar days, or until February 4, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

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

On April 21, 2020, the Company received an additional notice from Nasdaq (the “Tolling Notice”), which stated that, due to current market conditions, Nasdaq has determined to toll the compliance period for the minimum bid price requirement through June 30, 2020. As a result, the new date by which the Company has to regain compliance with the minimum bid price requirement is October 19, 2020.

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

At the time of issuance of the condensed consolidated financial statements for the period ended March 31, 2020, the Company concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months from the date of filing of this quarterly report on Form 10-Q. The financial information and the condensed consolidated financial statements included in this filing have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based transactions, accruals for liabilities, operating lease liability, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents at March 31, 2020 and December 31, 2019.

Concentration of Credit Risk and Other Risks and Uncertainties

As of March 31, 2020 and December 31, 2019, all of the Company’s long-lived assets were located in the United States.

Financial instruments that are subject to concentration of credit risk consist primarily of cash equivalents. The Company’s policy is to invest cash in institutional money market funds to limit the amount of credit exposure. At times, the Company maintains cash equivalents in short‑term money market funds and it has not experienced any losses on its cash equivalents.

The Company’s products will require approval from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory agencies before commercial sales can commence. There can be no assurance that the Company’s products will receive any of these required approvals. The denial or delay of such approvals may impact the Company’s business in the future. In addition, after approval by the FDA, there is still an ongoing risk of adverse events that did not appear during the product approval process.

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

Our facilities and equipment, including those of our suppliers and vendors, may be affected by natural or man-made disasters. Our administrative office is based in Irvine, California and we manage all our research and development activities through third parties that are located throughout the world. We have taken precautions to safeguard our facilities, equipment and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems, as well as those of our third-party suppliers and vendors, may be vulnerable to earthquakes, fire, storm, health emergencies, including the ongoing COVID-19 pandemic, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses and delay research and development activities. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any circumstance and may not continue to be available to use on acceptable terms, or at all.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through March 31, 2020.

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

	For the Three Months Ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(8,177)	$(4,881)
Net loss per share, basic and diluted	$(0.47)	$(0.52)
Weighted-average number of common shares, basic and diluted	17,267,123	9,427,073

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of March 31, 2020 and 2019, common share equivalents of 9,515,858 shares and 1,241,717 shares were anti-dilutive, respectively.

Stock-based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions that are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method for options granted to employees, which is an average of the options ordinary vesting period and the contractual term for options granted to nonemployees. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSU”) and Performance-Based Restricted Stock Units (“PRSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and 2014 Employee Stock Purchase Plan (the “ESPP” and, together with the 2014 Plan, the “Plans”) each provide for an annual increase in shares available for grant, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2024.

In March 2020, the Board of Directors approved an increase of 518,693 shares issuable under the 2014 Plan and 129,673 shares issuable under the ESPP. The number of shares reserved for issuance under the 2014 Plan and ESPP were 401,648 and 433,394 shares, respectively, as of March 31, 2020.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB also issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, an amendment to the accounting guidance on cloud computing service arrangements that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid insurance	$590	$734
Prepaid clinical	101	102
Prepaid other	86	45
Insurance receivable	247	245
Other current assets	64	54
Total prepaid expenses and other current assets	$1,088	$1,180

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation and related expenses	$446	$40
Accrued clinical	150	437
Accrued professional services	120	130
Accrued vacation	212	199
Accrued other	25	7
Total accrued expenses and other liabilities	$953	$813

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under a single operating lease. Total rental expense for the operating lease in the accompanying condensed consolidated statements of operations and comprehensive loss was $47,000 and $49,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company has an operating lease for 5,197 of office space in Irvine, California, that expires on September 30, 2021, as amended.

The Company determines if a contract contains a lease at inception. Our office lease has a remaining term of 1.5 years and does not include options to extend the lease for additional periods.

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

Our lease contains rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants.

While we do not currently have any lease agreement with lease and non-lease components, we elected to account for lease and non-lease components as separate components.

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

The components of lease expense were as follows:

Three Months Ended March 31, 2020
Operating lease cost(a)	$50
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$47
Remaining lease term
Operating lease	1.5 years
Discount rate
Operating lease	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2020 (remainder of)	$142
2021	146
Total minimum lease payments	288
Less imputed interest	(7)
Present value of lease liabilities	281
Less current portion	(184)
$97

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of March 31, 2020; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application for OP0201 to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the United States, two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no other milestones achieved during the three months ended March 31, 2020.

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

Legal Proceedings

On September 22, 2014, Tokai, the legal predecessor of the Company, completed the initial public offering of its common stock (the “IPO”). On July 25, 2017, a purported stockholder of Tokai filed a lawsuit in the U.S. District Court for the District of Massachusetts, entitled Peter B. Angelos v. Tokai Pharmaceuticals, Inc., et al., No. 1:17-cv-11365-MLW. The lawsuit was filed against Tokai, Jodie P. Morrison, Lee H. Kalowski, Seth L. Harrison, Timothy J. Barberich, David A. Kessler, Joseph A. Yanchik, III, and the underwriters of the IPO. The lawsuit alleges that Tokai made false and misleading statements and omissions about its clinical trials for galeterone, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. The lawsuit seeks, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees.

On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. On February 18, 2020, the court held a hearing on defendants’ motion to dismiss. The court also ordered the parties to confer and notify it by March 10, 2020, if they reached an agreement to settle the case. On March 10, 2020, pursuant to the court’s order, the parties advised the court they did not agree on a settlement.

The Company intends to vigorously defend against these claims. Given the uncertainty of litigation, the preliminary stage of this case, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of this action, and therefore it cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2020.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus and prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. As of December 31, 2019 and March 31, 2020, 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000. As of March 31, 2020, $8.7 million of the $9.8 million in shares of common stock remains available to be offered and sold under the 2018 Prospectus.

2019 Equity Offering

On April 30, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed, pursuant to the securities purchase agreement, to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months (the “Series A Warrants”) and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years (the “Series B Warrants”). The Series B Warrants become exercisable only upon the exercise of the Series A Warrants. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 172,456 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants have substantially the same terms as the Series A Warrants issued to the investors in the concurrent private placement, except that the placement agent warrants have an exercise price equal to $3.87 or 125% of the offering price per share and will expire on April 30, 2024. The registered direct offering and the concurrent private placement are referred to collectively herein as the “2019 Equity Offering.”

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

Warrant Exercise Transaction

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), issued in the 2019 Equity Offering, pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 6,898,224 shares of the Company’s common stock at a reduced exercise price of $0.715 per share, plus an additional $0.125 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 6,898,224 shares of the Company’s common stock at an exercise price of $0.72 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 344,911 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $1.05. A warrant inducement expense of $4.8 million was recorded which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the Warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the Private Placement Warrants issued.

As of March 31, 2020, a total of 7,415,591 warrants were available for exercise. The shares of common stock underlying the registered direct placement agent warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-232011). The shares of common stock underlying the Private Placement Warrants and related placement agent warrants are registered for offer and sale under the Securities Act pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-237379).

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Registered direct warrants, Series A	Registered direct warrants, Series B	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Total
Balance as of December 31, 2019	3,449,112	3,449,112	172,456	—	—	7,070,680
Issued	—	—	—	6,898,224	344,911	7,243,135
Exercised	(3,449,112)	(3,449,112)	—	—	—	(6,898,224)
Cancelled/Expired	—	—	—	—	—	—
Balance as of March 31, 2020	—	—	172,456	6,898,224	344,911	7,415,591

Common Stock Exchange Agreement

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “Exchange”) 3,796,000 shares of the Company’s common stock for 3,796 shares of newly designated Series X Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000, which was recorded as operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The Exchange was completed on February 19, 2020.

On February 13, 2020, in connection with the Exchange, the Company filed a Certificate of Designation setting forth the preferences, rights and limitations of the Series X Preferred Stock with the Secretary of State of the State of Delaware. The number of shares so designated shall be 10,000 and Series X Preferred Stock shall have a par value of $0.001 per share. Each share of Series X Preferred Stock will be convertible into 1,000 shares of common stock at the option of the holder at any time; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on the common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

SEC Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”) requires equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity, often referred to as classification in “temporary equity”).The Company evaluated Series X Preferred Stock redemption features and concluded that there are no redemption features with the Series X Preferred Stock that are not solely within the control of the Company and permanent equity classification was appropriate.

Series X Preferred Stock has two (2) separate and distinct embedded features. They are: (1) optional conversion by holder and (2) redemption put feature upon fundamental transaction.

Each share of Series X Preferred Stock shall be convertible into 1,000 shares of common stock, at the option of the holder, at any time after the date of issuance.  The Company evaluated the embedded optional conversion feature in accordance with the guidance under ASC 815, Derivatives and Hedging, and determined it is exempt from derivative accounting as the embedded feature is deemed to be indexed to the Company’s own stock and classified in stockholder’s equity if freestanding. Further, because the conversion ratio is fixed and equal to the ratio of the original exchange of 1,000 common stock to each share of Series X Preferred Stock, the Company concluded that there is no intrinsic value to the beneficial conversion feature.

Each share of Series X Preferred Stock contains redemption put features that allow the holders of the Series X Preferred Stock the right to receive, in lieu of the right to receive conversion shares, for each conversion share that would have been issuable upon such conversion immediately prior to the occurrence of an effective change in control (“Fundamental Transaction”), the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock.  The Company evaluated the redemption put feature contained in each Series X Preferred Stock under the guidance of ASC 815, Derivatives and Hedging, and concluded that the embedded redemption put feature do not meet the definition of a derivative, if freestanding, under ASC 815 as net settlement could not be achieved.  Accordingly, the redemption put features contained in the Series X Preferred Stock were not bi-furcated and accounted for as freestanding derivative instruments.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Research and development	$154	$35
General and administrative	283	176
Total stock-based compensation	$437	$211

During the three months ended March 31, 2020, PRSUs awarded to employees totaling 55,000 shares vested and resulted in the recognition of $204,765 in stock-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 16, 2020, as amended. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. Unless otherwise indicated, references to the terms “Novus”, the “Company”, “we”, “our”, and “us” refer to Novus Therapeutics, Inc. References to the term “Tokai” refer to Tokai Pharmaceuticals, Inc., the legal predecessor of the Company.

ABOUT NOVUS THERAPEUTICS

Overview

Novus Therapeutics, Inc. is a specialty pharmaceutical company focused on developing products for patients with disorders of the ear, nose, and throat. The Company has two platform technologies, a surfactant and a foam, each with the potential to be developed for multiple indications. Novus’ lead program, OP0201, is a surfactant-based nasal aerosol drug-device combination product candidate being developed as a potential first-in-class treatment option for patients at risk for, or with, otitis media (“OM”). OM is defined as middle ear inflammation and effusion with or without infection. Globally, OM affects more than 700 million adults and children every year, with over half of the cases occurring in children under five years of age. OM is one of the most common disorders seen in pediatric practice, and is a leading cause of health care visits and the most frequent reason children are prescribed antibiotics or undergo surgery in the U.S. Novus also has a foam-based drug delivery technology platform, which may be developed in the future to deliver drugs into the ear, nasal, and sinus cavities.

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

Novus’ surfactant program, if successful, will lead to registration of a surfactant-based product in North America and key European markets to treat and/or prevent OM in infants and children. Additional development activities to support registration in other countries, or for other indications, or other patient populations, may occur in the future.

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

RECENT DEVELOPMENTS

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to $9.8 million in shares of its common stock. Piper Jaffray has sold 25,218 shares of the Company’s common stock under the 2018 Prospectus. As of December 31, 2019 and March 31, 2020, $8.7 million of the $9.8 million in shares of common stock remains available to be offered and sold under the 2018 Prospectus.

2019 Equity Offering

On April 30, 2019, the Company agreed to sell in a registered direct offering, an aggregate 3,449,112 shares of its common stock to certain investors for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286).  In a concurrent private placement, the Company also agreed to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months (the “Series A Warrants”) and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years (the “Series B Warrants”). The Series B Warrants become exercisable only upon the exercise of the Series A Warrants. In addition, the Company agreed to issue to H.C. Wainwright & Co., LLC, the placement agent for the transaction, warrants to purchase up to 172,456 shares of common stock. The placement agent warrants have substantially the same terms as the Series A Warrants, except that the placement agent warrants have an exercise price equal to $3.86875 and will expire on April 20, 2014. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering.”

Warrant Exercise Transaction

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), issued in the 2019 Equity Offering, pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 6,898,224 shares of the Company’s common stock at a reduced exercise price of $0.715 per share, plus an additional $0.125 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 6,898,224 shares of the Company’s common stock at an exercise price of $0.72 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 344,911 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $1.05. A warrant inducement expense of $4.8 million was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the Warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the Private Placement Warrants issued.

Common Stock Exchange Agreement

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “Exchange”) 3,796,000 shares of the Company’s common stock, par value $0.001 per share, for 3,796 shares of newly designated Series X Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000, which was recorded as operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The Exchange was completed on February 19, 2020.

On February 13, 2020, in connection with the Exchange, the Company filed a Certificate of Designation setting forth the preferences, rights and limitations of the Series X Preferred Stock with the Secretary of State of the State of Delaware. Each share of Series X Preferred Stock will be convertible into 1,000 shares of common stock at the option of the holder at any time; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on the common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, our formulation and device development activities, and the operations of third parties upon whom we rely. As noted above, additional development of OP0201 and/or the dry-powder unit dose device product candidate will be required prior to initiation of future clinical trials. The full cost and timing of this additional development is uncertain. As a result of disruptions caused by the COVID-19 pandemic, our timeline for completing formulation development and selecting a product candidate has been delayed an indeterminate amount of time.

The COVID-19 pandemic has not materially affected our ongoing trial, OP0201-C-006. However, if COVID-19 continues to spread in the United States and elsewhere, it is reasonably likely that we may experience additional disruptions that could severely impact our business and development activities.  To the extent that the pandemic continues for an extended period of time without a widely available vaccine, our ability to conduct future clinical trials may be adversely affected, as patients may elect to forego treatment for uncomplicated middle-ear infections.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect our liquidity and capital resources in the future.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2020, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the SEC on March 16, 2020.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table provides comparative unaudited results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Variance	% Variance
Operating expenses:
Research and development	$1,648	$2,989	(1,341)	(45)%
General and administrative	1,730	1,886	(156)	(8)%
Total operating expenses	3,378	4,875	(1,497)	(31)%
Loss from operations	(3,378)	(4,875)	1,497	(31)%
Other income (expense), net	30	(6)	36	(600)%
Warrant inducement expense	(4,829)	—	(4,829)	100%
Net loss	$(8,177)	$(4,881)	(3,296)	68%

Research and Development Expenses

The decrease in research and development expenses of $1,341,000 for the three month period was primarily due to decreases in clinical costs and formulation development costs for OP0201 of $806,000 and $706,000, respectively, as well as a decrease in travel and meetings expense of $46,000. Additionally, miscellaneous operating costs decreased $3,000. The decreases were offset by increases in personnel costs of $17,000, consulting services of $85,000, and stock-based compensation costs of $118,000.

General and Administrative Expenses

The decrease in general and administrative expenses of $156,000 for the three month period was primarily due to decreases in litigation costs of $107,000, costs associated with operating a publicly traded company of $257,000, general operating costs of $20,000, and travel and meeting expense of $15,000. The decreases were offset by an increase in personnel costs of $136,000 and stock-based compensation costs of $107,000.

Other Income (Expense), Net

The change in other income (expense), net was due to an increase in interest income of $30,000 and a decrease in realized losses on foreign currency translation of $6,000 for the three months ended March 31, 2020.

Warrant Inducement Expense

The Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued. (See Note 6 to the condensed consolidated financial statements included elsewhere in this filing).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had cash of $11.8 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, the issuance of convertible promissory notes, and cash received in a 2017 reverse merger with Tokai. We have concluded and disclosed in the footnotes to our unaudited condensed consolidated financial statements, included elsewhere within this Quarterly Report on Form 10-Q, that we do not have sufficient cash to fund our operations through 12 months from the date of filing of this quarterly report on Form 10-Q.

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

We will continue to require additional financing in order to advance our surfactant program through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into the Equity Distribution Agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings and filed a related prospectus supplement (the “2017 Prospectus”). On July 23, 2018, the Company filed the 2018 Prospectus. Under the 2017 Prospectus, we sold shares of common stock from October 2, 2017 through March 9, 2018 for gross proceeds of approximately $8.5 million.  Under the 2018 Prospectus, we may offer and sell up to an additional $9.8 million in shares of common stock. 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000 as of March 31, 2020. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

On April 30, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 3,449,112 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of eighteen months (the “Series A Warrants”) and Series B warrants to purchase up 3,449,112 shares of its common stock at an exercise price of $4.00 with a term of five years (the “Series B Warrants”). The Series B Warrants become exercisable only upon the exercise of the Series A Warrants. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 172,456 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants have substantially the same terms as the Series A Warrants issued to the investors in the concurrent private placement, except that the placement agent warrants have an exercise price equal to $3.87, or 125% of the offering price, per share and will expire on April 30, 2024. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering.”

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), issued in the 2019 Equity Offering, pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 6,898,224 shares of the Company’s common stock at a reduced exercise price of $0.715 per share, plus an additional $0.125 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 6,898,224 shares of the Company’s common stock at an exercise price of $0.72 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 344,911 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $1.05.

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

On August 8, 2019, the Company received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. The Notification Letter stated that the Company had 180 calendar days, or until February 4, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

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

On April 21, 2020, the Company received an additional notice from Nasdaq (the “Tolling Notice”), which stated that, due to current market conditions, Nasdaq has determined to toll the compliance period for the minimum bid price requirement through June 30, 2020. As a result, the new date by which the Company has to regain compliance with the minimum bid price requirement is October 19, 2020.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,197)	$(4,023)
Net cash used in investing activities	—	—
Net cash provided by financing activities	5,191	107
Net change in cash	$2,994	$(3,916)

Comparison of the Three Months Ended March 31, 2020 and 2019

Net cash used in operating activities for the three months ended March 31, 2020 consisted primarily of our net loss of $8.2 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation and amortization totaling $483,000, as well as warrant inducement expense of $4.8 million. Additionally, cash used in operating activities for the three months ended March 31, 2020 reflected a net increase in cash from changes in operating assets and liabilities of $668,000, primarily due to a decrease in our prepaid expenses and other current assets of $92,000, a decrease in other assets of $67,000 and an increase in our accounts payable and other accrued expenses of $552,000.

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

There was no cash provided by or used in the Company’s investing activities for the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was comprised of $5.2 million in net proceeds from the exercise of warrants by stockholders to purchase approximately 6.9 million shares of common stock.

Net cash provided by financing activities for the three months ended March 31, 2019 was comprised of $107,000 in net proceeds from the 2018 Prospectus for the sale of approximately 25,000 shares of common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations

No material changes to contractual obligations and commitments occurred during the three months ended March 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2020 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to legal proceedings is provided under the heading “Legal Proceedings” in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements and is incorporated by reference herein.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Unless otherwise indicated, references to the terms “Novus”, the “Company”, “we”, “our”, and “us” refer to Novus Therapeutics, Inc.

Risks Related to Our Operations

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. If OP0201 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the three months ended March 31, 2020 is $8.2 million. As of March 31, 2020, the Company had cash of $11.8 million, working capital of $11.0 million and an accumulated deficit of $65.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We are focused primarily on developing products from the surfactant platform as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM”) (middle ear inflammation with or without infection). Although we have successfully manufactured Good Manufacturing Procedures (“cGMP”) batches of OP0201 nasal aerosol drug product suitable for our phase 1 and phase 2a clinical trials, this was done on a smaller scale with a drug product candidate that has a short shelf life. Additional formulation and drug development of OP0201 and/or the dry-powder unit dose device product candidate will be required prior to initiation of future clinical trials. The full cost and timing of this additional development is uncertain. As a result of disruptions caused by the COVID-19 pandemic, our timeline for completing formulation development and selecting a product candidate has been delayed an indeterminate amount of time. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to successfully generate clinical data for the surfactant program, we may have greater difficulty raising additional capital on favorable terms, or at all. Even if we successfully generate positive clinical data for the surfactant program, we may have difficulty raising additional capital due to overall economic uncertainty, as well as uncertainty around our development timelines, which have been delayed due to the ongoing pandemic.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue formulation development of our surfactant or other product candidates;
•	continue device development for our drug-device product candidates;
•	continue nonclinical and clinical development of our product candidates;

•	seek to identify and acquire additional product candidates;
•	acquire or in-license other products and technologies;
•	enter into collaboration arrangements with regards to product discovery or development;
•	develop manufacturing processes;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	operate as a public company.

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

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute formulation, manufacturing, clinical, and nonclinical development activities;
•	manufacture drug product at commercial scale;
•	establish and confirm commercially acceptable stability (shelf-life) of our drug products;
•	in-license or acquire other product candidates and advance them through clinical development;
•	obtain required regulatory approvals for the development and commercialization of OP0201 or other product candidates;
•	maintain, leverage, and expand our intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for any approved and marketed drug products;

•	obtain and maintain adequate product pricing and reimbursement;
•	develop and maintain any strategic relationships we elect to enter; and
•	manage our spending as costs and expenses increase due to product manufacturing, nonclinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our or other product candidates, and our business will suffer.

The ongoing COVID-19 pandemic and actions taken in response to it may result in additional disruptions to our business operations, which could have a material adverse effect on our business.

Our business and its operations, including but not limited to ongoing or planned research and development activities, have been adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it, including executive orders, shelter-in-place orders and work-from-home policies, have had effects that have and may continue to negatively impact productivity, disrupt our business and delay our formulation and device development timelines for our surfactant product candidates. For example, in response to public health directives and orders, we have ceased all non-essential business travel and implemented work-from-home policies for all of our employees, resulting in reduced productivity. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could also impact personnel at the third parties on whom we are highly dependent for clinical trials as well as formulation and device development in the United States and other countries, or the timing, availability or cost of materials we use or require to conduct our business.

The COVID-19 pandemic did not materially affect our ongoing OP0201 study C-006; however, if COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to:

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our development activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies;
•	delays in procuring drug substance and/or in manufacturing drug product due to limitations in employee resources or forced furloughs at our contract manufacturing organizations; and
•	delays in initiation of future clinical trials, including delays in receiving authorization from local regulatory authorities to initiate such clinical trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While it is not possible to predict the potential economic impact brought by COVID-19, and the duration of such impact, the pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our formulation and device development efforts, healthcare systems or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on our business operations, which could prevent or delay us from obtaining approval for our product candidates, as well as our ability to raise additional capital, which is necessary for us to sustain our operations.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates. Since then, operations related to development of OP0201 nasal aerosol have included arranging for third-party vendors to formulate and manufacture cGMP clinical material as well as preparing and conducting three phase 1 clinical trials and one phase 2a clinical trial. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce, or eliminate our product development programs or explore strategic alternatives resulting in a merger or sale of the company.

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

We have sufficient capital to complete the ongoing OP0201 phase 2a clinical trial but will require additional capital to conduct additional surfactant formulation and manufacturing activities, additional clinical trials and ultimately to commercialize a surfactant drug product, if approved. Even if we have positive data in our phase 2a clinical trial, there can be no assurance that we will be able to successfully raise additional capital needed to sustain our operations. If we have negative or inconclusive data in our phase 2a clinical trial, we may find it difficult or impossible to raise the additional capital needed to continue as a going concern. We may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

•	the scope, progress, results and costs of formulation development and manufacture of drug product to support nonclinical and clinical development of our product candidates;
•	the extent to which we enter into additional collaboration arrangements regarding product discovery or development, or acquire or in-license products or technologies;
•	our ability to establish additional collaborations with favorable terms, if at all;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential product candidates and conducting formulation development, nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Even if we generate positive clinical data, additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise sufficient capital to fund our planned operations, we may be forced to curtail operations, explore strategic alternatives, including a sale of the company or a merger, or potentially cease operations if no other options are available.

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

In addition, we are authorized to issue, without stockholder approval, 5,000,000 shares of preferred stock, of which 3,796 shares of Series X preferred stock were issued and outstanding as of March 31, 2020. Each share of Series X preferred stock is convertible into 1,000 shares of common stock. The total number of shares of common stock issuable upon conversion of all issued shares of Series X preferred stock would be 3,796,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is set at 9.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. If holders of shares of our Series X preferred stock elect to convert their preferred shares into common stock, such conversion would cause dilution to our current holders of common stock.

Future sales of shares by existing stockholders could cause the Company’s stock price to decline.

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market the trading price of the common stock of the company could decline. At March 31, 2020, the Company had approximately 16.1 million shares outstanding.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers, or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

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

•

the federal transparency requirements under the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, that require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U. S. Department of Health and Human Services, payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in the applicable manufacturer, and disclosure of such information will be made by CMS on a publicly available website.

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

We may collect, process, use or transfer personal information from individuals located in the European Economic Area in connection with our business, including in connection with conducting clinical trials in the EEA. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Economic Area. The collection and use of personal health data in the European Economic Area is governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Economic Area and other states in the European Economic Area may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which our collaborators or we obtain marketing approval. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, the operations of these third parties have been and may continue to be significantly disrupted by the ongoing COVID-19 pandemic. Any delay or performance failure on the part of our existing or future manufacturers of drug substance or drug products could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If suppliers cannot supply us with our requirements, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	issues in manufacturing our approved products, if any, or product candidates;
•	the results of our current and any future clinical trials of our product candidates;
•	the entry into, or termination of, key agreements, including key commercial partner agreements;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•	announcements by commercial partners or competitors of new commercial products, clinical progress, or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	period-to-period fluctuations in our financial results.

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

On August 8, 2019, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, we did not meet the minimum closing bid price requirement. The Notification Letter stated that we had 180 calendar days, or until February 4, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

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

On April 21, 2020, the Company received an additional notice from Nasdaq (the “Tolling Notice”), which stated that, due to current market conditions, Nasdaq has determined to toll the compliance period for the minimum bid price requirement through June 30, 2020. As a result, the new date by which the Company has to regain compliance with the minimum bid price requirement is October 19, 2020.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 41.0% of our capital stock as of March 31, 2020. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

4.1	Form of Private Placement Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2020).

10.1

Form of Warrant Exercise Agreement by and between Novus Therapeutics, Inc. and the Holders named therein (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2020).

10.2

Exchange Agreement, dated February 13, 2020, by and among Novus Therapeutics, Inc. and the Stockholders named therein (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

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

Novus Therapeutics, Inc.

Date: May 15, 2020	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)