Form 10-Q
period 2020-06-30
Novus Therapeutics, Inc.
filed 2020-08-14
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 19,384,562 shares of the Registrant’s common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements in this Quarterly Report on Form 10-Q about the Company’s future expectations, plans and prospects, including statements about its strategy, future operations, development of its product candidates, the review of strategic alternatives and the outcome of such review and other statements containing words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•	the impact of the COVID-19 pandemic on our operations, including our ability to access capital markets;
•	the anticipated expenses associated with a workforce reduction that we effected in June 2020;
•	our board of directors’ review of strategic alternatives;
•	the Company’s ability to regain compliance with the Nasdaq listing criteria in a timely manner;
•	expectations regarding the timing for the commencement and completion of product development or clinical trials for the Company’s product candidates;
•	the timing, costs, conduct and outcome of preclinical studies and clinical trials;
•	meeting future clinical and regulatory milestones, such as New Drug Application (“NDA”) submissions;
•	the risk that clinical trials of the Company’s product candidates may not be successful in establishing safety and tolerability or efficacy;
•	the Company’s plans and timing with respect to seeking regulatory approvals and uncertainties regarding the regulatory process;
•	the anticipated treatment of data by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or other regulatory authorities of the Company’s product candidates;
•	the rate and degree of market acceptance and clinical utility of the Company’s product candidates;
•	the Company’s commercialization, marketing, and manufacturing capabilities and strategy;
•	the Company’s intellectual property position and strategy;
•	the Company’s ability to identify additional product candidates with significant commercial potential;
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

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash	$8,764	$8,791
Prepaid expenses and other current assets	997	1,180
Total current assets	9,761	9,971
Property and equipment, net	1	5
Operating lease asset, net	228	316
Other assets	511	639
Total assets	$10,501	$10,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150	$329
Current operating lease liability	188	180
Accrued severance	490	—
Accrued expenses and other liabilities	269	813
Total current liabilities	1,097	1,322
Non-current operating lease liability	48	144
Total liabilities	1,145	1,466
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; 511 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 19,379,562 and 12,967,338 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	19	13
Additional paid-in capital	77,682	67,034
Accumulated deficit	(68,345)	(57,582)
Total stockholders’ equity	9,356	9,465
Total liabilities and stockholders’ equity	$10,501	$10,931

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$832	$2,297	$2,480	$5,286
General and administrative	1,269	1,792	2,999	3,678
Restructuring expense	490	—	490	—
Total operating expenses	2,591	4,089	5,969	8,964
Loss from operations	(2,591)	(4,089)	(5,969)	(8,964)
Other income (expense), net	5	(4)	35	(10)
Warrant inducement expense	—	—	(4,829)	—
Net loss and comprehensive loss	$(2,586)	$(4,093)	$(10,763)	$(8,974)
Net loss per share, basic and diluted	$(0.15)	$(0.35)	$(0.63)	$(0.85)
Weighted-average common shares outstanding, basic and diluted	16,981,540	11,751,110	17,124,331	10,595,511

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	—	$—	12,967,338	$13	$67,034	$(57,582)	$9,465
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	6,898,224	7	5,184	—	5,191
Issuance of common stock in connection with conversion of preferred stock	(3,285)	—	3,285,000	3	(3)	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	25,000	—	—	—	—
Cancellation of common stock in connection with exchange for preferred stock	3,796	—	(3,796,000)	(4)	4	—	—
Warrant inducement expense	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	634	—	634
Net loss and other comprehensive loss	—	—	—	—	—	(10,763)	(10,763)
Balance as of June 30, 2020	511	$—	19,379,562	$19	$77,682	$(68,345)	$9,356

Balance as of March 31, 2020	3,796	$—	16,069,562	$16	$77,488	$(65,759)	$11,745
Issuance of common stock in connection with conversion of preferred stock	(3,285)	—	3,285,000	3	(3)	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	25,000	—	—	—	—
Stock-based compensation	—	—	—	—	197	—	197
Net loss and other comprehensive loss	—	—	—	—	—	(2,586)	(2,586)
Balance as of June 30, 2020	511	$—	19,379,562	$19	$77,682	$(68,345)	$9,356

Balance as of December 31, 2018	—	$—	9,422,143	$9	$56,054	$(41,571)	$14,492
Issuance of common stock at-the-market, net of issuance costs	—	—	25,218	—	107	—	107
Issuance of common stock and warrants in registered direct offering, net of issuance costs	—	—	3,449,112	4	9,565	—	9,569
Issuance of common stock in connection with exercise of options	—	—	78,450	—	—	—	—
Stock-based compensation	—	—	—	—	838	—	838
Net loss and other comprehensive loss	—	—	—	—	—	(8,974)	(8,974)
Balance as of June 30, 2019	—	$—	12,974,923	$13	$66,564	$(50,545)	$16,032

Balance as of March 31, 2019	—	$—	9,447,361	$9	$56,372	$(46,452)	$9,929
Issuance of common stock and warrants in registered direct offering, net of issuance costs			3,449,112	4	9,565	—	9,569
Issuance of common stock in connection with exercise of options	—	—	78,450	—	—	—	—
Stock-based compensation	—	—	—	—	627	—	627
Net loss and other comprehensive loss	—	—	—	—	—	(4,093)	(4,093)
Balance as of June 30, 2019	—	$—	12,974,923	$13	$66,564	$(50,545)	$16,032

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(10,763)	$(8,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	4
Amortization of operating lease asset	88	86
Warrant inducement expense	4,829	—
Stock-based compensation	634	838
Changes in operating assets and liabilities:
Prepaid expenses and other assets	311	(60)
Accounts payable and accrued expenses	(233)	(759)
Operating lease liability	(88)	(80)
Net cash used in operating activities	(5,218)	(8,945)
Financing activities
Proceeds from issuances of common stock, net	—	9,676
Proceeds from exercise of warrants, net	5,191	—
Net cash provided by financing activities	5,191	9,676
Net change in cash	(27)	731
Cash at beginning of period	8,791	12,972
Cash at end of period	$8,764	$13,703

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Article 8 of Regulation S-X requirements as set forth by the Securities and Exchange Commission (“SEC”) for interim financial information and reflect all adjustments and disclosures, which are, in the opinion of management, of a normal and recurring nature, and considered necessary for a fair presentation of the financial information contained herein. Pursuant to these rules and regulations, the unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of operations and comprehensive loss, financial position, and cash flows in conformity with GAAP.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 16, 2020. The results of operations and comprehensive loss for the three and six months ended June 30, 2020 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $2.6 million and $10.8 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had cash of $8.8 million, working capital of $8.7 million and an accumulated deficit of $68.3 million. Due to continuing operational activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. During fiscal year 2019 and in the first six months of 2020, the Company has implemented, and will continue to implement, certain cost cutting measures to reduce its cash flow requirements, including a reduction in force, which was announced in June 2020. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operation of the business and preservation of the value of its assets, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives as it seeks strategic alternatives.

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

On May 12, 2020, the Company’s stockholders approved and adopted an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio ranging from 1 share-for-10 shares up to a ratio of 1 share-for-30 shares, which ratio will be selected by the Company’s Board of Directors and set forth in a public announcement. Management may effect the reverse stock split at any time prior to December 31, 2020. If the Company’s stock price does not meet or exceed $1.00 per share prior to the compliance deadline, management expects to effect the reverse stock split in order to regain compliance.

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

At the time of issuance of the condensed consolidated financial statements for the period ended June 30, 2020, the Company concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months from the date of filing of this quarterly report on Form 10-Q. The financial information and the condensed consolidated financial statements included in this filing have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these condensed consolidated financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to stock-based transactions, accruals for liabilities, operating lease liability, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had no cash equivalents at June 30, 2020 and December 31, 2019.

Concentration of Credit Risk and Other Risks and Uncertainties

As of June 30, 2020 and December 31, 2019, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through June 30, 2020.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Net loss and comprehensive loss used in the calculation of basic and diluted loss per share	$(2,586)	$(4,093)	$(10,763)	$(8,974)
Net loss per share, basic and diluted	$(0.15)	$(0.35)	$(0.63)	$(0.85)
Weighted-average number of common shares outstanding, basic and diluted	16,981,540	11,751,110	17,124,331	10,595,511

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of June 30, 2020 and 2019, common share equivalents of 9,481,958 shares and 8,233,947 shares were anti-dilutive, respectively.

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

In March 2020, the board of directors approved an increase of 518,693 shares issuable under the 2014 Plan and 129,673 shares issuable under the ESPP. The number of shares reserved for issuance under the 2014 Plan and ESPP were 401,648 and 433,394 shares, respectively, as of June 30, 2020.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$471	$734
Prepaid clinical	217	102
Prepaid other	64	45
Insurance receivable	162	245
Other current assets	83	54
Total prepaid expenses and other current assets	$997	$1,180

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued compensation and related expenses	$8	$40
Accrued clinical	32	437
Accrued professional services	105	130
Accrued vacation	115	199
Accrued other	9	7
Total accrued expenses and other liabilities	$269	$813

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under a single operating lease. Total rental expense for the operating lease in the accompanying condensed consolidated statements of operations and comprehensive loss was $47,000 for the three months ended June 30, 2020 and 2019, and $93,000 and $95,000 for the six months ended June 30, 2020 and 2019, respectively.

The Company has an operating lease for 5,197 of office space in Irvine, California, that expires on September 30, 2021, as amended.

The Company determines if a contract contains a lease at inception. Our office lease has a remaining term of 1.25 years and does not include options to extend the lease for additional periods.

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

The components of lease expense were as follows:

Six Months Ended June 30, 2020
Operating lease cost(a)	$98
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Six Months Ended June 30, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$93
Remaining lease term
Operating lease	1.25 years
Discount rate
Operating lease	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2020 (remainder of)	$95
2021	146
Total minimum lease payments	241
Less imputed interest	(5)
Present value of lease liabilities	236
Less current portion	(188)
$48

Grants and Licenses

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of June 30, 2020; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application for OP0201 to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the United States, two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no milestones achieved during the six months ended June 30, 2020.

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

On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. On February 18, 2020, the court held a hearing on defendants’ motion to dismiss. The court also ordered the parties to confer and notify it by March 10, 2020, if they reached an agreement to settle the case. On March 10, 2020, pursuant to the court’s order, the parties advised the court they did not agree on a settlement. On July 15, 2020, Plaintiff filed a Notice of Supplemental Authority, and on July 21, 2020, defendants filed a response.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2020.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus and prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. As of December 31, 2019 and June 30, 2020, 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000.

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

As of June 30, 2020, a total of 7,415,591 warrants were available for exercise. The shares of common stock underlying the registered direct placement agent warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-232011). The shares of common stock underlying the Private Placement Warrants and related placement agent warrants are registered for offer and sale under the Securities Act pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-237379).

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Registered direct warrants, Series A	Registered direct warrants, Series B	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Total
Balance as of December 31, 2019	3,449,112	3,449,112	172,456	—	—	7,070,680
Issued	—	—	—	6,898,224	344,911	7,243,135
Exercised	(3,449,112)	(3,449,112)	—	—	—	(6,898,224)
Cancelled/Expired	—	—	—	—	—	—
Balance as of June 30, 2020	—	—	172,456	6,898,224	344,911	7,415,591

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

On June 1, 2020 and June 10, 2020, the Exchanging Stockholders converted a total of 3,285 shares of Series X Preferred Stock into 3,285,000 shares of common stock. As of June 30, 2020, 511 shares of Series X Preferred Stock remain outstanding.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$49	$186	$203	$222
General and administrative	148	441	431	616
Total stock-based compensation	$197	$627	$634	$838

During the six months ended June 30, 2020, PRSUs awarded to employees totaling 55,000 shares vested and resulted in the recognition of $204,765 in stock-based compensation expense.

Note 7. Restructuring Expense

On June 11, 2020, following the announcement regarding the topline results from the phase 2a clinical trial of OP0201, in June 2020, Novus announced that its board of directors approved a plan to reduce the size of its workforce. The workforce reduction, which was completed in June 2020, was designed to reduce the Company’s operating expenses while it is conducting a review of development and strategic alternatives. For the three months ended June 30, 2020, Novus incurred $0.5 million in expenses related to the workforce reduction and expects to pay these amounts in the next nine months.

Total liability for restructuring expenses and their utilization are summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring charges at beginning of period	$—	$—	$—	$—
Charged	490	—	490	—
Paid	—	—	—	—
Restructuring charges at end of period	$490	$—	$490	$—

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

Following the announcement regarding the topline results from the phase 2a clinical trial of OP0201, in June 2020, Novus announced that its board of directors approved a plan to reduce the size of its workforce. The workforce reduction, which was completed in June 2020, was designed to reduce the Company’s operating expenses while it is conducting a review of development and strategic alternatives. For the three months ended June 30, 2020, Novus incurred $0.5 million in expenses related to the workforce reduction and expects to pay these amounts in the next nine months.

In June 2020, Novus initiated a review of strategic alternatives that could result in changes to the Company’s business strategy and future operations. As part of this process, which is being conducted in parallel with a review of development options for the Company’s platform technologies, the board of directors is reviewing alternatives with the goal of maximizing stockholder value. Such options may result in a financing to continue development of the surfactant-based nasal aerosol, a company sale, merger, asset sale, in-license, out-license, or other business transaction.

Novus cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction, nor any assurances that we will determine to pursue a potential sale, strategic partnership, business combination or other such arrangement. If Novus determines to pursue an alternate strategy or engage in a strategic transaction, its future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by management. Because of the significant uncertainty regarding Novus’ future plans, the Company is not able to accurately predict the impact of a potential change on its business strategy and future funding requirements.

As of the date of this this quarterly report on Form 10-Q, we concluded that there is substantial doubt regarding our ability to continue as a going concern for the twelve months from the date of filing of this report. Substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors and potential strategic partners. As a result, it may be more difficult for us to consummate any strategic transactions and/or raise the additional financing necessary to continue to operate our business. In that circumstance, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Surfactant Platform

The first product candidate in the surfactant platform program, OP0201, is being developed as a potential first-in-class treatment option for OM. OM is often caused by Eustachian tube dysfunction (“ETD”). OP0201 is a nasal aerosol, drug-

device combination product comprised of a novel formulation of a surfactant (dipalmitoylphosphatidylcholine (“DPPC”)) and a spreading agent (cholesteryl palmitate (“CP”)) suspended in propellant. The product is administered intranasally via a pressurized metered-dose inhaler (“pMDI”). OP0201 is intended to be used to restore the normal physiologic activity of the Eustachian tube (“ET”), which is a small tube that connects from the chamber of the middle ear to the back of the nasopharynx. Together, the active ingredients in OP0201 effectively absorb to the air-liquid interface of the mucosa and reduce the interfacial surface tension of the ET, which reduces passive pressure required for the ET to open. In other words, OP0201 promotes ‘de-sticking’ of the ET so that ventilation of the middle ear is restored. Novus is also exploring the use of a dry-powder unit dose device as an alternative option for intranasal administration of DPPC and CP.

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

In June 2020, Novus announced the topline results from its phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media (study C-006). OP0201 did not achieve statistical significance for the primary efficacy endpoints in the trial, but showed positive trends with regard to resolution of middle ear effusion (56% of OP0201 patients vs. 38% of placebo patients; p=0.07).

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

On June 1, 2020 and June 10, 2020, the Exchanging Stockholders converted a total of 3,285 shares of Series X Preferred Stock into 3,285,000 shares of common stock. As of June 30, 2020, 511 shares of Series X Preferred Stock remain outstanding.

COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, the operations of third parties upon whom we rely.  In response to public health directives and orders related to COVID-19 and based on guidance from public health officials, we have implemented work-from-home policies for our employees. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our productivity and disrupt our business. The magnitude of such effects which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2020, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the SEC on March 16, 2020.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table provides comparative unaudited results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,
	2020	2019	$ Variance	% Variance
Operating expenses:
Research and development	$832	$2,297	(1,465)	(64)%
General and administrative	1,269	1,792	(523)	(29)%
Restructuring expense	490	—	490	100%
Total operating expenses	2,591	4,089	(1,498)	(37)%
Loss from operations	(2,591)	(4,089)	1,498	(37)%
Other income (expense), net	5	(4)	9	(225)%
Net loss and comprehensive loss	$(2,586)	$(4,093)	1,507	(37)%

Research and Development Expenses

The decrease in research and development expenses of $1,465,000 for the three month period was primarily due to decreases in clinical costs and formulation development costs for OP0201 of $876,000 and $417,000, respectively, as well as decreases in stock-based compensation costs of $137,000, consulting services of $39,000, and travel and meetings expense of $23,000. Additionally, miscellaneous operating costs decreased $1,000. The decreases were offset by an increase in personnel costs of $28,000.

General and Administrative Expenses

The decrease in general and administrative expenses of $523,000 for the three month period was primarily due to decreases in stock-based compensation costs of $293,000, costs associated with operating a publicly traded company of $87,000, personnel costs of $72,000, litigation costs of $53,000, and general operating costs of $25,000. The decreases were offset by an increase in travel and meetings expense of $7,000.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in Acute Otitis Media, the board of directors of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. The Company incurred charges totaling $490,000 for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.

Other Income (Expense), Net

The change in other income (expense), net was due to an increase in interest income of $7,000 and a decrease in realized losses on foreign currency translation of $2,000 for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table provides comparative unaudited results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019	$ Variance	% Variance
Operating expenses:
Research and development	$2,480	$5,286	(2,806)	(53)%
General and administrative	2,999	3,678	(679)	(18)%
Restructuring expense	490	—	490	100%
Total operating expenses	5,969	8,964	(2,995)	(33)%
Loss from operations	(5,969)	(8,964)	2,995	(33)%
Other income (expense), net	35	(10)	45	(450)%
Warrant inducement expense	(4,829)	—	(4,829)	100%
Net loss and comprehensive loss	$(10,763)	$(8,974)	(1,789)	20%

Research and Development Expenses

The decrease in research and development expenses of $2.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to decreases in clinical costs and formulation development costs for OP0201 of $1.7 million and $1.1 million, respectively, as well as decreases in travel and meetings expense of $69,000, stock-based compensation costs of $18,000, and miscellaneous operating costs of $4,000. The decreases were offset by an increase in personnel costs of $45,000 and consulting services of $46,000.

General and Administrative Expenses

The decrease in general and administrative expenses of $679,000 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to decreases in costs associated with operating a publicly traded company of $345,000, stock-based compensation costs of $186,000, litigation costs of $160,000, general operating costs of $45,000, and travel and meetings expense of $7,000. The decreases were offset by an increase in personnel costs of $64,000.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in Acute Otitis Media, the board of directors of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. The Company incurred charges totaling $490,000 for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.

Other Income (Expense), Net

The change in other income (expense), net was primarily related to an increase in interest income of $37,000, a decrease of $6,000 in realized losses on foreign currency translation, and a decrease of $1,000 in value added tax (“VAT”) paid in Israel for the six months ended June 30, 2019.

Warrant Inducement Expense

The Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued. (See Note 6 to the condensed consolidated financial statements included elsewhere in this filing).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had cash of $8.8 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, the issuance of convertible promissory notes, and cash received in a 2017 reverse merger with Tokai. We have concluded and disclosed in the footnotes to our unaudited condensed consolidated financial statements, included elsewhere within this Quarterly Report on Form 10-Q, that we do not have sufficient cash to fund our operations through 12 months from the date of filing of this quarterly report on Form 10-Q.

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

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. During the third quarter of 2017, we entered into the Equity Distribution Agreement pursuant to which we may sell shares of common stock from time to time in “at-the-market” offerings and filed a related prospectus supplement (the “2017 Prospectus”). On July 23, 2018, the Company filed the 2018 Prospectus. Under the 2017 Prospectus, we sold shares of common stock from October 2, 2017 through March 9, 2018 for gross proceeds of approximately $8.5 million.  Under the 2018 Prospectus, we may offer and sell up to an additional $9.8 million in shares of common stock. 25,218 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000 as of June 30, 2020. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

Our primary uses of capital have been directed towards the research and development of our surfactant-based nasal product, compensation of employees, and costs associated with operating as a public company. We will continue to incur expenses during the exploration of financing options and strategic alternatives, and these expenses will increase upon continuation of research and development activity.  We expect to incur substantial expenditures in the foreseeable future in order to develop and commercialize our product candidates.

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

On May 12, 2020, the Company’s stockholders approved and adopted an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio ranging from 1 share-for-10 shares up to a ratio of 1 share-for-30 shares, which ratio will be selected by the Company’s board of directors and set forth in a public announcement. Management may effect the reverse stock split at any time prior to December 31, 2020. If the Company’s stock price does not meet or exceed $1.00 per share prior to the compliance deadline, management expects to effect the reverse stock split in order to regain compliance.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(5,218)	$(8,945)
Net cash used in investing activities	—	—
Net cash provided by financing activities	5,191	9,676
Net change in cash	$(27)	$731

Comparison of the Six Months Ended June 30, 2020 and 2019

Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of our net loss of $10.8 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation and amortization totaling $726,000, as well as warrant inducement expense of $4.8 million. Additionally, cash used in operating activities for the six months ended June 30, 2020 reflected a net decrease in cash from changes in operating assets and liabilities of $10,000, due to a decrease in accounts payable and accrued expenses as well as a decrease in operating lease liability, offset by a decrease in prepaid expenses.

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

There was no cash provided by or used in the Company’s investing activities for the six months ended June 30, 2020 and 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was comprised of $5.2 million in net proceeds from the exercise of warrants by stockholders to purchase approximately 6.9 million shares of common stock.

Net cash provided by financing activities for the six months ended June 30, 2019 was comprised of $9.5 million in net proceeds from the 2019 Equity Offering for the sale of approximately 3.4 million shares of Novus common stock and $107,000 in net proceeds from the 2018 Prospectus for the sale of approximately 25,000 shares of Novus common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual Obligations

Per §229.303 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2020 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. If OP0201 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the six months ended June 30, 2020 is $10.8 million. As of June 30, 2020, the Company had cash of $8.8 million, working capital of $8.7 million and an accumulated deficit of $68.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We have devoted a significant portion of our financial resources to the development of developing products from the surfactant platform as a potential first-in-class treatment option for patients at risk for or with otitis media (“OM”) (middle ear inflammation with or without infection). However, in June 2020, we announced our topline results from our phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media (study C-006), which did not meet the primary efficacy endpoints in the trial.

In June 2020, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to the Company’s business strategy and future operations. As part of this process, which is being conducted in parallel with a review of development options for our platform technologies, the board of directors is reviewing alternatives with the goal of maximizing stockholder value. Such options may result in a financing to continue development of the surfactant-based nasal aerosol, a company sale, merger, asset sale, in-license, out-license, or other business transaction.

If we determine to further develop product candidates from our surfactant platform, foam platform, or both, we anticipate that we will continue to incur significant expenses as we:

•	conduct nonclinical and clinical development of our product candidates or any future product candidate;
•	seek to identify and acquire additional product candidates;

•	acquire or in-license other products and technologies;
•	enter into collaboration arrangements with regards to product discovery or development;
•	develop manufacturing processes;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand, and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	operate as a public company.

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

We are conducting a review of strategic alternatives for the Company, including evaluating potential paths forward for our platform technologies that could significantly impact our future operations and financial position.

In June 2020, we announced our topline results from our phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media (study C-006), which did not meet the primary efficacy endpoints in the trial. Also in June 2020, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to the Company’s business strategy and future operations. As part of this process, which is being conducted in parallel with a review of development options for our platform technologies, the board of directors is reviewing alternatives with the goal of maximizing stockholder value. Such options may result in a financing to continue development of the surfactant-based nasal aerosol, a company sale, merger, asset sale, in-license, out-license, or other business transaction. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Pending any decision to change strategic direction, we have limited our research and development activities to manage our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. If we determine to further develop any of our platform technologies, we will need to obtain substantial additional funding. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

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

Our business and its operations, including but not limited to ongoing or planned research and development activities, have been adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it, including executive orders, shelter-in-place orders and work-from-home policies, have had effects that have and may continue to negatively impact productivity and disrupt our business. For example, in response to public health directives and orders, we have ceased all non-essential business travel and implemented work-from-home policies for all of our employees, resulting in reduced productivity. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The COVID-19 pandemic did not materially affect our OP0201 study C-006; however, if COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to:

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

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates. Since then, operations related to development of OP0201 nasal aerosol have included arranging for third-party vendors to formulate and manufacture Good Manufacturing Procedures (“cGMP”) clinical material as well as preparing and conducting three phase 1 clinical trials and one phase 2a clinical trial. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States. and/or that subsequent studies will not match results seen in prior studies.

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

Given the early stage of development for both products, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation and device development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation and device development, nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. The outcome of nonclinical and clinical trials is inherently uncertain. For example, in June 2020, we announced our topline results from our phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media (study C-006), which did not meet the primary efficacy endpoints in the trial but showed positive trends with regard to resolution of middle ear effusion (56% of OP0201 patients vs. 38% of placebo patients; p=0.07). Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. For instance, the results of our studies with the earlier generation OP0101 formulation may not be predictive of the results of studies conducted with OP0102 formulation, if such program is resumed. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective, safe and well-tolerated in humans or will receive regulatory approval.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have concluded and disclosed in the footnotes to our consolidated financial statements, included elsewhere within this Quarterly Report, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements.

Our consolidated financial statements included in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern and does not include any adjustments that may result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon a number of factors, including our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from obligations that become due in the ordinary course of business. Management currently believes that it will be necessary for us to raise additional funding in the form of an equity financing from the sale of common stock or the issuance of debt. There can be no guarantee that we will successfully raise all the funding we require. However, substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, it may be more difficult for us to raise the additional financing necessary to continue to operate our business and we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

We will need substantial additional funding. If we are unable to raise capital when needed, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we incur expenses relating to the exploration of strategic options intended to maximize shareholder value, seek to identify new clinical candidates and potentially seek to partner, out-license or otherwise monetize our drug candidates. If we are unable to raise capital when needed or on attractive terms, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

We will require additional capital to conduct any additional surfactant formulation and manufacturing activities, additional clinical trials and ultimately to commercialize a surfactant drug product, if approved. Because OP0201 failed to meet its primary efficacy endpoints in the phase 2a clinical trial, we may find it difficult or impossible to raise the additional capital needed to continue as a going concern. We may also need to raise additional funds to pursue other development activities related to additional product candidates that we may develop. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

Identifying potential product candidates and conducting formulation development, nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Even if we generate positive clinical data, additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise sufficient capital to fund our planned operations, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

In addition, we are authorized to issue, without stockholder approval, 5,000,000 shares of preferred stock, of which 511 shares of Series X preferred stock were issued and outstanding as of June 30, 2020. Each share of Series X preferred stock is convertible into 1,000 shares of common stock. The total number of shares of common stock issuable upon conversion of all issued shares of Series X preferred stock would be 3,796,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is set at 9.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. If holders of shares of our Series X preferred stock elect to convert their preferred shares into common stock, such conversion would cause dilution to our current holders of common stock.

Future sales of shares by existing stockholders could cause the Company’s stock price to decline.

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market the trading price of the common stock of the company could decline. At June 30, 2020, the Company had approximately 19.4 million shares outstanding.

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

On May 12, 2020, our stockholders approved and adopted an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio ranging from 1 share-for-10 shares up to a ratio of 1 share-for-30 shares, which ratio will be selected by our board of directors and set forth in a public announcement. Management may affect the reverse stock split at any time prior to December 31, 2020. If our stock price does not meet or exceed $1.00 per share prior to the compliance deadline, management expects to effect the reverse stock split in order to regain compliance.

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

Our executive officers and directors, combined with our principal stockholders, beneficially own shares representing approximately 30.0% of our capital stock as of June 30, 2020. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Novus Therapeutics, Inc.

Date: August 13, 2020	By:	/s/ Gregory J. Flesher
Gregory J. Flesher
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)