Form 10-Q
period 2020-09-30
Novus Therapeutics, Inc.
filed 2020-11-16
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 1,431,316 shares of the Registrant’s common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements in this Quarterly Report on Form 10-Q about the Company’s future expectations, plans and prospects, including statements about its strategy, future operations, and development of its product candidates and other statements containing words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•	our short operating history and the Anelixis acquisition, which may make it difficult to evaluate the success of our business to date and to assess our future viability;
•	the impact of the COVID-19 pandemic on our operations, including our ability to access capital markets;
•	the anticipated expenses associated with a workforce reduction that we effected in June 2020;
•	expectations regarding the timing for the commencement and completion of product development or clinical trials for the Company’s product candidates;
•	the timing, costs, conduct and outcome of preclinical studies and clinical trials;
•	meeting future clinical and regulatory milestones, such as New Drug Application (“NDA”) submissions;
•	the risk that clinical trials of the Company’s product candidates may not be successful in establishing safety and tolerability or efficacy;
•	the Company’s plans and timing with respect to seeking regulatory approvals and uncertainties regarding the regulatory process;
•	the anticipated treatment of data by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or other regulatory authorities of the Company’s product candidates;
•	the rate and degree of market acceptance and clinical utility of the Company’s product candidates;
•	the Company’s commercialization, marketing, and manufacturing capabilities and strategy;
•	the Company’s intellectual property position and strategy;
•	the Company’s ability to identify additional product candidates with significant commercial potential;
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

RISK FACTOR SUMMARY

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to Our Operations

•	Our short operating history and the Anelixis acquisition may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

We are required to use reasonable best efforts to solicit stockholder approval for the conversion of the Series X1 Preferred Stock and if we are unable to obtain such approval by March 13, 2021, then the holders of this preferred stock may demand cash settlement upon attempted conversions. If stockholders demand this cash-settlement right, the Company may not have sufficient capital to funds its operations.

•	We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.
•

Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

•	The ongoing COVID-19 pandemic and actions taken in response to it may result in additional disruptions to our business operations, which could have a material adverse effect on our business.
•

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the formulation and commercialization of our product candidates.

•

Delays or difficulties in the enrollment of patients in clinical trials, could delay or prevent our receipt of necessary regulatory approvals and increase expenses for the development of our product candidates.

•

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

•

We will require additional funding to be able to complete the development of our lead drug candidate. If we are unable to raise capital when needed, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

•	Our future success depends on our ability to retain executives and key employees and to attract, retain and motivate qualified personnel in the future.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, or the approvals may be for a narrow indication, we may not be able to commercialize our product candidates, and our ability to generate revenue may be materially impaired.

•

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

•

Legislation regulating the pharmaceutical and healthcare industries may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

•

Our business operations and relationships will be subject to applicable anti-kickback, fraud and abuse and other broadly applicable healthcare laws, which could expose us to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm and diminished profits and future earnings.

•

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

•	European data collection is governed by restrictive regulations governing the collection, use, processing and cross-border transfer of personal information.

•	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

Risks Related to the Commercialization of Our Product Candidates

•

Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.

•

If our current product candidates, or a future product candidate receives marketing approval and we, or others, later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, the ability to market the product could be compromised.

•

If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates, if approved, or generate product revenues.

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Risks Related to Our Dependence on Third Parties

•

The reliance on third parties for the manufacture of our product candidates for nonclinical and clinical trials, and for eventual commercialization, increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

•

We depend on CROs and other contracted third parties to perform nonclinical and clinical testing and certain other research and development activities. As a result, the outcomes of the activities performed by these organizations will be, to a certain extent, beyond our control.

Risks Related to Our Intellectual Property

•

If we are unable to obtain and maintain intellectual property protection for our technology and products or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
•	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•	We may be subject to trade secret claims from former employers of Company personnel.

Risks Related to Our Common Stock

•	Our stock price could be volatile as holders of our preferred stock become able to convert their shares to common stock and sell these shares in the open market.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
•

Provisions in our corporate charter and under Delaware law could make an acquisition of the Company more difficult and may prevent attempts by our stockholders to replace or remove our current management.

•	We do not expect to pay any cash dividends in the foreseeable future.

NOVUS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	6

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Exhibit Index		60

Signatures		61

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$114,464	$8,791
Prepaid expenses and other current assets	637	1,180
Total current assets	115,101	9,971
Property and equipment, net	—	5
Operating lease asset, net	183	316
Goodwill	44,466	—
In-process research and development	32,386	—
Other assets	449	639
Total assets	$192,585	$10,931
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$758	$329
Current operating lease liability	191	180
Accrued severance	803	—
Accrued expenses and other liabilities	4,378	813
Total current liabilities	6,130	1,322
Non-current operating lease liability	—	144
Total liabilities	6,130	1,466
Commitments and contingencies (Note 5)
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 339,138 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	164,949	—
Stockholders’ equity:
Series X preferred stock, $0.001 par value, 10,000 shares authorized; 511 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 1,274,631 and 720,408 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	95,994	67,046
Accumulated deficit	(74,489)	(57,582)
Total stockholders’ equity	21,506	9,465
Total liabilities, convertible preferred stock and stockholders’ equity	$192,585	$10,931

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$615	$1,509	$3,095	$6,795
General and administrative	3,731	1,411	6,730	5,089
Restructuring expense	1,802	—	2,292	—
Total operating expenses	6,148	2,920	12,117	11,884
Loss from operations	(6,148)	(2,920)	(12,117)	(11,884)
Other income, net	4	27	39	17
Warrant inducement expense	—	—	(4,829)	—
Net loss and comprehensive loss	$(6,144)	$(2,893)	$(16,907)	$(11,867)
Net loss per share, basic and diluted	$(5.51)	$(4.01)	$(16.81)	$(18.74)
Weighted-average common shares outstanding, basic and diluted	1,114,133	720,829	1,006,008	633,187

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	—	$—	—	$—	720,408	$1	$67,046	$(57,582)	$9,465
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	—	—	404,068	—	5,191	—	5,191
Issuance of common stock in connection with conversion of preferred stock	—	—	(3,285)	—	182,500	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	3,056	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	—	—	175,488	—	1,194	—	1,194
Cancellation of common stock in connection with exchange for preferred stock	—	—	3,796	—	(210,889)	—	—	—	—
Issuance of preferred stock in connection with acquisition	140,026	69,723	—	—	—	—	—	—	—
Issuance of preferred stock in connection with PIPE transaction, net of issuance costs	199,112	95,226	—	—	—	—	—	—	—
Fair value of options assumed in acquisition	—	—	—	—	—	—	3,278	—	3,278
Fair value of warrants assumed in acquisition	—	—	—	—	—	—	12,944	—	12,944
Warrant inducement expense	—	—	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	—	—	1,512	—	1,512
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(16,907)	(16,907)
Balance as of September 30, 2020	339,138	$164,949	511	$—	1,274,631	$1	$95,994	$(74,489)	$21,506

Balance as of June 30, 2020	—	$—	511	$—	1,076,642	$1	$77,700	$(68,345)	$9,356
Issuance of common stock in connection with cashless exercise of warrants	—	—	—	—	20,834	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	1,667	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	—	—	175,488	—	1,194	—	1,194
Issuance of preferred stock in connection with acquisition	140,026	69,723	—	—	—	—	—	—	—
Issuance of preferred stock in connection with PIPE transaction, net of issuance costs	199,112	95,226	—	—	—	—	—	—	—
Fair value of options assumed	—	—	—	—	—	—	3,278	—	3,278
Fair value of warrants assumed	—	—	—	—	—	—	12,944	—	12,944
Stock-based compensation	—	—	—	—	—	—	878	—	878
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(6,144)	(6,144)
Balance as of September 30, 2020	339,138	$164,949	511	$—	1,274,631	$1	$95,994	$(74,489)	$21,506

Balance as of December 31, 2018	—	$—	—	$—	523,452	$1	$56,062	$(41,571)	$14,492
Issuance of common stock at-the-market, net of issuance costs	—	—	—	—	1,401	—	107	—	107
Issuance of common stock and warrants in registered direct offering, net of issuance costs	—	—	—	—	191,617	—	9,569	—	9,569
Issuance of common stock in connection with exercise of options	—	—	—	—	4,359	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,065	—	1,065
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(11,867)	(11,867)
Balance as of September 30, 2019	—	$—	—	$—	720,829	$1	$66,803	$(53,438)	$13,366

Balance as of June 30, 2019	—	$—	—	$—	720,829	$1	$66,576	$(50,545)	$16,032
Stock-based compensation	—	—	—	—	—	—	227	—	227
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(2,893)	(2,893)
Balance as of September 30, 2019	—	$—	—	$—	720,829	$1	$66,803	$(53,438)	$13,366

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(16,907)	$(11,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	7
Amortization of operating lease asset	133	129
Warrant inducement expense	4,829	—
Stock-based compensation	1,512	1,065
Changes in operating assets and liabilities:
Prepaid expenses and other assets	771	3
Accounts payable and accrued expenses	4,011	(1,050)
Operating lease liability	(133)	(121)
Net cash used in operating activities	(5,779)	(11,834)
Investing activities
Cash and cash equivalents received from acquisition	11,035	—
Net cash provided by investing activities	11,035	—
Financing activities
Proceeds from issuances of common stock, net	—	9,676
Proceeds from issuances of non-voting preferred stock, net	95,226	—
Proceeds from exercise of warrants, net	5,191	—
Net cash provided by financing activities	100,417	9,676
Net change in cash and cash equivalents	105,673	(2,158)
Cash and cash equivalents at beginning of period	8,791	12,972
Cash and cash equivalents at end of period	$114,464	$10,814
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in acquisition	$1,194	$—
Issuance of non-voting convertible preferred stock in acquisition	$69,723	$—
Fair value of options assumed in acquisition	$3,278	$—
Fair value of warrants assumed in acquisition	$12,944	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NOVUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Novus Therapeutics, Inc. is a biopharmaceutical company focused on discovering or acquiring, and then developing, therapeutic medicines selectively targeting critical pathways associated with the underlying molecular pathogenesis for patients with severe inflammation and autoimmune diseases. We believe that this approach has the potential to allow us to: develop more precise therapies with a resulting potential for both increased efficacy and safety; identify patients and indications more likely to respond to our treatment approaches; and pursue multiple indications for product candidates. Unless otherwise indicated, references to the terms “Novus,” “our,” “us,” “we”, or the “Company” refer to Novus Therapeutics, Inc. and its wholly-owned subsidiaries, on a consolidated basis.

On September 14, 2020, the Company acquired Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and neurodegenerative diseases (see Note 8). Following the acquisition of Anelixis, the Company has continued to maintain its corporate headquarters in Southern California and has research and development facilities in the Boston, Massachusetts area.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Novus for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 16, 2020. The results of operations and comprehensive loss for the three and nine months ended September 30, 2020 are not necessarily indicative of results expected for the full fiscal year or any other future period.

Principles of Consolidation

Novus, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Anelixis Therapeutics, LLC, a Delaware corporation, and Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $6.1 million and $16.9 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company had cash and cash equivalents of $114.5 million, working capital of $109.0 million and an accumulated deficit of $74.5 million. Due to continuing operational activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company may need to raise additional funds through future public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

The Company’s management has performed an analysis and concluded that the Company has sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying unaudited condensed consolidated financial statements.

September 2020 Stock Purchase Agreement

On September 14, 2020, Novus entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”). Pursuant to the Purchase Agreement, Novus agreed to sell an aggregate of approximately 199,112 shares of Series X1 non-voting Preferred Stock (“Series X1 Preferred Stock”) for an aggregate purchase price of approximately $99.1 million (collectively, the “Financing”). Novus has commitments for an additional $9.0 million in equity financing that is contingent upon the satisfaction of certain incremental closing conditions, including stockholders approval of the issuance of the Company’s common stock upon the conversion of the Company’s Series X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock is convertible into 55.5556 shares of common stock, as described within this document. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing is exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

Nasdaq Matters

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

  On October 19, 2020, the Company received written notice from Nasdaq notifying the Company that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for a period of ten consecutive trading days. Accordingly, the Company had regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Reverse Stock-Split

On October 5, 2020, Novus effected a reverse stock-split of its issued and outstanding common stock and options for common stock at a ratio of one-for-eighteen. The Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the reverse stock-split. The accompanying condensed consolidated financial statements and notes, as well as other share and per-share data herein, give retroactive effect to the reverse stock-split for all periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to stock-based transactions, accruals for liabilities, operating lease liability, fair value of assets acquired and liabilities assumed in a merger, impairment of long lived assets, including goodwill and other intangible assets, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $10.1 million and $0 cash equivalents at September 30, 2020 and December 31, 2019, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2020 and December 31, 2019, all of the Company’s long-lived assets were located in the United States.

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

Business Combinations

Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development and liabilities assumed. Additionally, the Company must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. The Company accounted for the acquisition of Anelixis as a business combination under the acquisition method of accounting. Consideration paid to acquire Anelixis was measured at fair value and included the exchange of Anelixis’ common stock. The allocation of the purchase price resulted in recognition of intangible assets related to goodwill and in-process research and development. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The operating activity for Anelixis, the acquiree for accounting purposes, was immediately integrated with Novus post-acquisition, therefore it is not practical to segregate results of operations related specifically to Anelixis since the date of acquisition.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

Reportable Segments

Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer and the Company has determined that it operates in one business segment, which is the development of therapeutic medicines selectively targeting critical pathways associated with the underlying molecular pathogenesis for patients with severe inflammation and autoimmune diseases, or who have undergone organ or cell transplantation.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the assets acquired and liabilities assumed under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment annually as of October 1st or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. The Company determined that no impairment existed as of September 30, 2020. For the year ended December 31, 2019, the Company recognized $1.9 million of goodwill impairment which was included in the consolidated statements of operations.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through September 30, 2020.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Net loss and comprehensive loss used in the calculation of basic and diluted loss per share	$(6,144)	$(2,893)	$(16,907)	$(11,867)
Net loss per share, basic and diluted	$(5.51)	$(4.01)	$(16.81)	$(18.74)
Weighted-average number of common shares outstanding, basic and diluted	1,114,133	720,829	1,006,008	633,187

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of September 30, 2020 and 2019, common share equivalents of 1,828,531 shares and 487,274 shares were anti-dilutive, respectively.

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

In March 2020, the board of directors approved an increase of 518,693 shares issuable under the 2014 Plan and 129,673 shares issuable under the ESPP. The number of shares reserved for issuance under the 2014 Plan and ESPP were 421,648 and 433,394 shares, respectively, as of September 30, 2020.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance	$335	$734
Prepaid clinical	5	102
Prepaid other	66	45
Insurance receivable	214	245
Other current assets	17	54
Total prepaid expenses and other current assets	$637	$1,180

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued compensation and related expenses	$50	$40
Accrued clinical	—	437
Accrued professional services	520	130
Accrued vacation	55	199
Accrued other	166	7
Accrued placement agent fees	3,587	—
Total accrued expenses and other liabilities	$4,378	$813

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under a single operating lease. Total rental expense for the operating lease in the accompanying condensed consolidated statements of operations and comprehensive loss was $50,000 and $47,000 for the three months ended September 30, 2020 and 2019, and $143,000 and $142,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, that expires on September 30, 2021, as amended. Additionally, the Company has operating leases for four serviced office spaces in Burlington, Massachusetts that expire on June 30, 2021. The Burlington, Massachusetts office leases are considered short-term leases and are not recorded on the condensed consolidated balance sheet.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term ranging from nine months to one year and do not include options to extend the leases for additional periods.

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

Our Irvine lease contains rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2020
Operating lease cost(a)	$147
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Nine Months Ended September 30, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$140
Remaining lease term
Operating lease	1 year
Discount rate
Operating lease	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2020 (remainder of)	$49
2021	146
Total minimum lease payments	195
Less imputed interest	(4)
Present value of lease liabilities	191
Less current portion	(191)
$-

Future payments under short term leases with an initial term of 12 months or less total approximately $16,000 for the remainder of 2020, and approximately $33,000 for 2021.

Grants and Licenses

ALS Therapy Development Foundation, Inc. License Agreement

In May 2015, Anelixis executed a License Agreement (the “Agreement”), which is an exclusive patent rights agreement with ALS Therapy Development Foundation, Inc. (“ALSTDI”), for certain patents and “know-how” of ALSTDI. This agreement continues until the licensee terminates the agreement with ninety days written notice. The Agreement requires license fees payable to ALSTDI, subject to the achievement of certain milestones and other conditions.

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1,000,000 each. During 2018 and 2017, Anelixis issued $1,000,000 worth of its common stock in lieu of making a cash payment. There were no milestones achieved during 2019 and the nine months ended September 30, 2020.

The Agreement was amended and restated in February 2020, and a first amendment to the restated license agreement was executed in September 2020. As amended in September 2020, the remaining milestone payments for a first licensed product total $6.0 million. In the event that the Company develops a second licensed product, the Company is obligated to pay up to

$2.5 million in additional milestone payments.

In addition to the milestone payments, the Company is required to pay ALSTDI an amended annual license maintenance fee of $100,000 beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement.

Furthermore, the Company shall pay ALSTDI fees based on reaching certain levels of annual net sales of any product produced with the patent rights. A royalty of 4% will be due on aggregate net sales. Upon the first calendar year of reaching $500 million in aggregate net sales, the Company shall pay ALS TDI a one-time milestone payment of $15,000,000. Upon the first calendar year of reaching $1 billion in aggregate net sales, the Company is obligated to pay ALSTDI a one-time milestone payment of $30,000,000.

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of September 30, 2020; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application for OP0201 to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the United States, two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no milestones achieved during the nine months ended September 30, 2020. The Company is currently assessing development options for this program in light of the failure to achieve the primary efficacy endpoint in the Company’s Phase 2a study of OP0201 in acute otitis media.

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

On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. On February 18, 2020, the court held a hearing on defendants’ motion to dismiss. The court also ordered the parties to confer and notify it by March 10, 2020, if they reached an agreement to settle the case. On March 10, 2020, pursuant to the court’s order, the parties advised the court they did not agree on a settlement. On July 15, 2020, plaintiff filed a Notice of Supplemental Authority, and on July 21, 2020, defendants filed a response. On October 9, 2020, the court entered an order granting defendants’ motion to dismiss and dismissing the action in its entirety. Judgment was entered on October 14, 2020. On November 12, 2020, plaintiff filed a notice of appeal.

Indemnifications

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2020.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus and prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. As of December 31, 2019 and September 30, 2020, 1,401 shares have been sold under the 2018 Prospectus for gross proceeds of approximately $110,000.

2019 Equity Offering

On April 30, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 191,617 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed, pursuant to the securities purchase agreement, to issue to such investors Series A warrants to purchase up to 191,617 shares of its common stock at an exercise price of $72.00 with a term of eighteen months (the “Series A Warrants”) and Series B warrants to purchase up 191,617 shares of its common stock at an exercise price of $724.00 with a term of five years (the “Series B Warrants”). The Series B Warrants become exercisable only upon the exercise of the Series A Warrants. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 9,580 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants have substantially the same terms as the Series A Warrants issued to the investors in the concurrent private placement, except that the placement agent warrants have an exercise price equal to $69.66 or 125% of the offering price per share and will expire on April 30, 2024. The registered direct offering and the concurrent private placement are referred to collectively herein as the “2019 Equity Offering.”

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

Warrant Exercise Transactions

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), issued in the 2019 Equity Offering, pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 383,234 shares of the Company’s common stock at a reduced exercise price of $12.87 per share, plus an additional $2.25 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 383,234 shares of the Company’s common stock at an exercise price of $12.96 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 19,161 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $18.90. A warrant inducement expense of $4.8 million was recorded which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the Warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the Private Placement Warrants issued.

On September 15, 2020, the Holders exercised approximately 44,643 warrants in a cashless transaction in exchange for 20,834 shares of the Company’s common stock.

As of September 30, 2020, 367,335 warrants were exercisable into common stock. The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Forms S-1.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Registered direct warrants, Series A	Registered direct warrants, Series B	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Total
Balance as of December 31, 2019	191,617	191,617	9,581	—	—	392,815
Issued	—	—	—	383,235	19,162	402,397
Exercised	(191,617)	(191,617)	—	(44,643)	—	(427,877)
Cancelled/Expired	—	—	—	—	—	—
Balance as of September 30, 2020	—	—	9,581	338,592	19,162	367,335

Anelixis Acquisition

On September 14, 2020, the Company acquired Anelixis, after which Anelixis became a wholly-owned subsidiary of the Company. Under the terms of the acquisition, the Company issued to the stockholders of Anelixis 175,488 shares of Novus common stock and 140,026 shares of Series X1 Preferred Stock. In addition to the common stock and preferred stock issued in connection with the acquisition of Anelixis, certain outstanding warrants issued by Anelixis were not settled upon completion of the acquisition, and instead were assumed and then replaced with Novus warrants. As part of the acquisition, the Company assumed and replaced options for the purchase of 1,346,398 shares of common stock with an estimated total fair value of approximately $6.1 million and 55,583.875 warrants for Series X1 Preferred Stock with an estimated fair value of approximately $12.9 million. The estimated fair value of the assumed and replaced options and warrants attributed to pre-merger services were approximately $3.3 million and $12.9 million, respectively, and is included in other consideration amounts transferred and added to goodwill (see Note 8).

As of September 30, 2020, 55,583.875 warrants were exercisable into Series X1 Preferred Stock. The shares of Series X1 Preferred Stock underlying the assumed and replaced warrants in connection with the Anelixis acquisition are expected to be converted into shares of Novus common stock upon shareholder approval.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Warrants assumed and replaced in acquisition	Total
Balance as of December 31, 2019	—	—
Assumed and replaced	55,583.875	55,583.875
Exercised	—	—
Cancelled/Expired	—	—
Balance as of September 30, 2020	55,583.875	55,583.875

Common Stock Exchange Agreement

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “Exchange”) 210,888 shares of the Company’s common stock for 3,796 shares of newly designated Series X Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000, which was recorded as operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The Exchange was completed on February 19, 2020.

On February 13, 2020, in connection with the Exchange, the Company filed a Certificate of Designation setting forth the preferences, rights and limitations of the Series X Preferred Stock with the Secretary of State of the State of Delaware. The number of shares so designated shall be 10,000 and Series X Preferred Stock shall have a par value of $0.001 per share. Each share of Series X Preferred Stock will be convertible into 55.5556 shares of common stock at the option of the holder at any time; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on the common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

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

Each share of Series X Preferred Stock shall be convertible into 55.5556 shares of common stock, at the option of the holder, at any time after the date of issuance.  The Company evaluated the embedded optional conversion feature in accordance with the guidance under ASC 815, Derivatives and Hedging, and determined it is exempt from derivative accounting as the embedded feature is deemed to be indexed to the Company’s own stock and classified in stockholder’s equity if freestanding. Further, because the conversion ratio is fixed and equal to the ratio of the original exchange of 55.5556 common stock to each share of Series X Preferred Stock, the Company concluded that there is no intrinsic value to the beneficial conversion feature.

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

On June 1, 2020 and June 10, 2020, the Exchanging Stockholders converted a total of 3,285 shares of Series X Preferred Stock into 182,500 shares of common stock. As of September 30, 2020, 511 shares of Series X Preferred Stock remain outstanding.

September 2020 Stock Purchase Agreement

On September 14, 2020, Novus entered into the Purchase Agreement with the Investors. Pursuant to the Purchase Agreement, Novus agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million, or net proceeds of approximately $95.2 million after deducting offering costs, in the Financing. Novus has commitments for an additional $9 million in equity financing that is contingent upon the satisfaction of certain incremental closing conditions, including stockholders approval of the issuance of the Company’s common stock upon the conversion of the Company’s X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock is convertible into 55.5556 shares of Common Stock, as described below. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing is exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

The Company records shares of preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Holders of Series X1 Preferred Stock do not have voting rights and are entitled to receive dividends on shares of X1 Preferred Stock on an as-if converted to common stock basis equal to dividends actually paid on shares of common stock.  The shares of Series X1 Preferred Stock shall automatically be converted into shares of common stock equal to the conversion ratio of 55.5556 upon stockholder approval of the conversion of the Series X1 Preferred Stock into shares of common stock in accordance with the listing rules of the Nasdaq Stock Market.

  The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the Series X1 Preferred Stock outside of stockholders’ equity because, if conversion to common stock is not approved by the stockholders, the Series X1 Preferred Stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request.  If, in the unlikely event that, the conversion to common stock is not approved by the stockholders and majority of the Series X1 Preferred Stock holders elect to exercise their redemption rights to receive cash equal to the closing price of the common stock the on last trading day prior to the holder’s redemption request, such event would result in a material deterioration of the Company’s liquidity and will raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company believes stockholders’ approval for the conversion to common stock is probable to mitigate the risk of raising substantial doubt for the Company to continue as a going concern.

The Company analyzed the conversion provision related to the Series X1 Preferred Stock and determined there was not a contingent beneficial conversion feature (“BCF”) that would be recognized when the contingency of stockholder approval is resolved.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$336	$57	$539	$278
General and administrative	542	170	973	787
Total stock-based compensation	$878	$227	$1,512	$1,065

During the nine months ended September 30, 2020, PRSUs awarded to employees totaling 3,055 shares vested and resulted in the recognition of $204,765 in stock-based compensation expense.

During the three and nine months ended September 30, 2020, the Company incurred the following types of share-based compensation expenses:

i.	Amortization of the outstanding share-based compensation expenses for all outstanding equity-based awards through September 30, 2020.
ii.	Significant modification of terms related to grants issued to former employees and board of directors.
iii.	Equity-based awards not settled by Anelixis that Novus assumed and replaced.
iv.	New grants of preferred equity-based awards.

Amortization of outstanding stock-based compensation expenses for outstanding equity-based awards through September 30, 2020 was noted to be approximately $92,940 and $726,455 for the three and nine months ended September 30, 2020, respectively.  During the same periods, the Company modified the terms of equity-based awards to former employees whereby the unvested portions of these awards became fully vested on an accelerated basis at their termination date and/or at September 30, 2020.  Further, the Company amended the periods in which specific individuals of the Company’s former board of directors may exercise their vested equity-based awards up to 18 months subsequent to their termination date in lieu of the standard 90 days.  These modifications were individually evaluated under ASC 718, Compensation – Stock Compensation resulting in the Company recognizing additional compensation expenses of approximately $0.5 million for the three months ended September 30, 2020. As part of the merger with Anelixis, the Company assumed and replaced 1,346,398 shares of equity-based options.  The pre-merger merger related service cost of these assumed and replaced options was allocated as additional purchase consideration and included in goodwill, whereas post-merger related services costs for the options will be amortized to stock-based compensation prospectively from the merger effective date of September 14, 2020.  Lastly, the Company granted to certain directors and employees preferred equity-based awards where each preferred option award when exercised into its preferred stock may be converted to 55.5556 shares of the Company’s common stock.

Below is the summary of the stock-based compensation expenses the Company incurred for three and nine months ended September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of outstanding equity-based awards	$93	$227	$727	$1,065
Modifications of terms related to grants previously issued to employees and board of directors	471	—	471	—
Amortization of equity-based awards assumed from the merger with Anelixis and replaced	38	—	38	—
New grants of preferred equity-based awards to directors and employees	276	—	276	—
Total stock-based compensation expense	$878	$227	$1,512	$1,065

Note 7. Restructuring Expense

On June 11, 2020, following the announcement regarding the topline results from the phase 2a clinical trial of OP0201, Novus announced that its board of directors approved a plan to reduce the size of its workforce. The workforce reduction, which was completed in June 2020, was designed to reduce the Company’s operating expenses while it is conducting a review of development and strategic alternatives.

On September 3, 2020, the board of directors (the “Board”) of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation was effective as of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Concurrent with his resignation, Mr. Flesher entered into a consulting agreement with the Company pursuant to which he will provide consulting and transition-support services as requested by the Company at an hourly rate consistent with his target compensation.

For the three and nine months ended September 30, 2020, Novus incurred $1.8 million and $2.3 million, respectively, in expenses related to the workforce reduction and expects to pay these amounts in the next nine months.

Total liability for restructuring expenses and their utilization are summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Accrued restructuring charges at beginning of period	$490	$—	$—	$—
Charged	1,802	—	2,292	—
Paid	(1,489)	—	(1,489)	—
Accrued restructuring charges at end of period	$803	$—	$803	$—

Note 8. Business Acquisition

On September 14, 2020, the Company acquired Anelixis pursuant to that certain Agreement and Plan of Merger, dated September 14, 2020 (the “Merger Agreement”), by and among Novus, Nautilus Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Novus (“First Merger Sub”), Nautilus Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Novus (“Second Merger Sub”), and Anelixis. Pursuant to the Merger Agreement, First Merger Sub merged with and into Anelixis, pursuant to which Anelixis was the surviving entity and became a wholly owned subsidiary of Novus (the “First Merger”). Immediately following the First Merger, Anelixis merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger,” together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.  Following the acquisition of Anelixis, the Company has continued to maintain its corporate headquarters in Southern California and maintain research and development facilities in the Boston area.

Under the terms of the Merger Agreement, at the closing of the Merger, Novus issued to the stockholders of Anelixis 175,488 shares of the common stock of Novus, par value $0.001 per share and 140,026 shares of newly designated Series X1 Preferred Stock. Subject to stockholder approval, each share of Series X1 Preferred Stock is convertible into approximately 55.5556 shares of common stock. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC.

In addition to the common stock and preferred stock issued, certain outstanding warrants issued and equity awards granted by Anelixis were not settled upon completion of the merger, and instead were assumed and then replaced with Novus warrants and equity awards. The amounts for the assumed and replaced warrants and equity awards attributed to pre-merger services are included in other consideration amounts transferred and added to goodwill.

Concurrently and in connection with the execution of the Merger Agreement, the Company entered into the Purchase Agreement with certain institutional and accredited investors. Pursuant to the Stock Purchase Agreement, the Company agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million in the Financing (collectively, the “Financing”). Novus has commitments for an additional $9.0 million in equity financing that is contingent upon the satisfaction of certain incremental closing conditions, including stockholders’ approval of the issuance of the Company’s common stock upon the conversion of the Company’s Series X1 Preferred Stock and the effective registration of its common stock. The merger was a pre-requisite in order for the Financing to transpire; without the merger, those certain institutional and accredited investors would not have purchased the Company’s Series X1 convertible preferred stock.

Acquisition Consideration

The following table summarizes the fair value of purchase price consideration to acquire Anelixis (in thousands):

Description	Amount
Fair value of purchase consideration:
Common shares issued (1)	$1,194
Preferred shares issued (2)	69,723
Options assumed (3)	3,278
Warrants assumed (3)	12,944
Total purchase consideration	$87,139
(1)	The fair value of common shares issued in the merger is based on 175,488 shares issued on the September 14, 2020 acquisition date at the closing price of the Company's common stock of $6.80 per share.
(2)	The fair value of preferred shares issued in the merger is based on the amount per share of Series X1 preferred stock in the September 2020 Purchase Agreement.
(3)

The fair value of the options and warrants assumed and replaced in the merger is based on applying the Black-Scholes valuation method using appropriate inputs of volatility rates ranging from 82% to 83%, expected terms of 5.0 to 5.9 years and risk-free rates of 0.27% to 0.45%.

Preliminary Purchase Price Allocation

The following is an allocation of purchase price as of the September 14, 2020 acquisition closing date based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Cash and cash equivalents	$11,035
Prepaid expenses and other current assets	27
Other non-current assets	11
Accounts payable	(580)
Accrued expenses and other liabilities	(206)
Net identifiable assets acquired	10,287

Goodwill	44,466
Identifiable intangible assets	32,386
Net assets acquired	$87,139

Acquisition costs of approximately $2.2 million were included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Identifiable Intangible Assets

Through its acquisition of Anelixis, the Company acquired intangible assets that consisted of in-process research and development (“IPR&D”) with an estimated fair value of $32.4 million, related to its clinical development program of AT-1501. The estimated fair value of the IPR&D was determined by management based on external valuation specialists’ analysis of replacement costs to recreate AT-1501 in its current clinical stage. The replacement cost method contemplates the cost to recreate the utility of AT-1501 but in a form that is not a replica of AT-1501. In this method, the replacement cost is determined and reduced for depreciation of the asset. In this context, depreciation has three components: (i) physical deterioration, (ii) functional obsolescence, and (iii) economic obsolescence.

Goodwill

Under the acquisition method of accounting, goodwill of approximately $44.5 million would be generated after accounting for Anelixis’ assets acquired, liabilities assumed, and intangible assets identified and valued.

Pro Forma Information (Unaudited)

The following unaudited pro forma combined financial information is presented to illustrate the estimated effects of the Merger based on the historical financial statements and accounting records of Novus and Anelixis after giving effect to the Merger and the Merger-related pro forma adjustments.

The unaudited pro forma combined statement of operations for the three and nine months ended September 30, 2020 combine the historical statements of operations of Novus and Anelixis, giving effect to the Merger as if it had occurred on January 1, 2019, the first day of the fiscal year ended December 31, 2019.

The unaudited pro forma combined financial information has been presented for informational purposes only. The unaudited pro forma combined financial information does not purport to represent the actual results of operations that Novus and Anelixis would have achieved had the companies been combined during the periods presented in the unaudited pro forma combined financial statements and is not intended to project the future results of operations that the combined company may achieve after the Merger. The unaudited pro forma combined financial information does not reflect any potential cost savings that may be realized as a result of the Merger and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings. Additionally, the unaudited pro forma combined financial information does not reflect any merger-related expenses, which totaled approximately $2.2 million and were removed from general and administrative expenses in the pro forma calculations below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$120	$250	$120	$250

Operating expenses
Research and development	1,779	2,267	6,556	9,077
General and administrative	1,918	1,761	5,622	6,141
Restructuring expense	1,802	—	2,292	—
Total operating expenses	5,499	4,028	14,470	15,218
Loss from operations	(5,379)	(3,778)	(14,350)	(14,968)
Other income (expense), net	4	27	(4,790)	17
Net loss and other comprehensive loss	$(5,375)	$(3,751)	$(19,140)	$(14,951)
Net loss per share, basic and diluted	$(4.28)	$(4.18)	$(16.35)	$(18.49)
Weighted-average shares outstanding, basic and diluted	1,257,194	896,318	1,170,608	808,675

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

ABOUT NOVUS THERAPEUTICS

Overview

Novus Therapeutics, Inc. (“Novus” or the “Company”) is a biopharmaceutical company focused on developing life-changing, targeted medicines for patients undergoing organ or cellular transplantation, as well as those living with immunological diseases. Our lead product candidate, AT-1501, is a humanized monoclonal antibody (mAb), designed to target CD40 Ligand (“CD40L,” also called CD154), a molecule expressed on the surface of human immune system T cells. The central role of CD40/CD40L signaling in generating pro-inflammatory responses makes it an attractive candidate for therapeutic intervention in autoimmune disease, induction and maintenance of transplant tolerance, and neuroinflammation. Blocking the activation of the CD40L pathway ameliorates disease progression and pathology in preclinical models of autoimmunity and prevents acute and long-term allograft transplant rejection in multiple animal species.

We plan to develop AT-1501 in up to four indications: prevention of kidney allograft rejection, prevention of islet cell allograft rejection, treatment of autoimmune nephritis, and treatment of amyotrophic lateral sclerosis (“ALS”). AT-1501 successfully completed a Phase 1 study in healthy subjects and a cohort of subjects with ALS.

In September 2020, we acquired Anelixis Therapeutics, Inc., the company that owned or controlled the intellectual property related to AT-1501, a humanized IgG1 anti-CD40L antibody lacking Fc effector function. AT-1501 is designed to inhibit signaling via CD40L, a costimulatory type II membrane receptor expressed on activated T cells and CD40, a receptor expressed on Antigen Presenting Cells (“APC”s). Interactions between B cell expressing CD40, and activated CD4+ “helper” T cells expressing CD40L, play a critical role in promoting germinal center formation, clonal expansion, antibody production, and secretion of pro-inflammatory cytokines that amplify immune response. The role of CD40 in B cells has been extensively characterized and has been shown to be essential for productive primary and secondary humoral immune responses to T cell dependent antigens. Anti CD40L antibodies also inhibit both CD40 as well as CD11 costimulatory receptors on antigen presenting cells, thus inhibiting the pro-inflammatory polarization of CD4+ and CD8+ lymphocytes. Blocking the ligand also polarizes CD4+ lymphocytes to FoxP3 positive Tregs, a specialized subpopulation of T cells that act to suppress immune response, which functionally secrete IL10 and other cytokines creating a more tolerogenic environment. Finally, blocking the CD-CD40L pathway has not been shown to cause systemic lymphopenia.

Our business strategy is to optimize the clinical and commercial value of AT-1501 and become a global biopharmaceutical company with a focused autoimmune franchise.

AT-1501 is designed to negate the risk of thrombolytic events by introducing structural modifications that have been shown in preclinical models to eliminate binding to the Fcγ receptors associated with platelet activation without altering binding of AT-1501 to CD40L. In non-human primate studies, dosing of AT-1501 up to 200 mg/kg per week for 26 weeks, demonstrated no adverse events regarding coagulation, platelet activation or thromboembolism.

We have completed a single ascending dose Phase 1 study of AT-1501 in healthy volunteers and people with ALS. In this study, the doses of AT-1501 studied were well tolerated in healthy subjects and adults with ALS, and demonstrated a safety profile comparable to placebo.  AT-1501 demonstrated low ADA responses that were not dose related, linear dose proportionality across the dose ranges, and a half-life of up to 26 days.

We plan to develop AT-1501 in up to four indications: prevention of kidney allograft rejection, prevention of islet cell allograft rejection, autoimmune nephritis, and ALS. We selected our indications based on preclinical and clinical data that was generated with either our molecule or historical anti CD40L molecules.

Kidney transplantation: prevention of allograft rejection

Kidney transplantation is the most common type of solid organ transplantation with an estimated 23,000 kidneys having been transplanted in the U.S. in 2019. While 10-15% of all renal transplants are re-transplants, over 90,000 people in the U.S. are waiting for a kidney transplant and in 2014, nearly 5,000 Americans died waiting for a kidney with another nearly 4,000 becoming too sick to receive a transplant. AT-1501 seeks to address challenges associated with current immunosuppressive transplantation regimens using calcineurin inhibitor (CNI)-based therapies. The ability to prevent acute and chronic transplant rejection without the need for CNIs has the potential to transform the clinical management of preventing graft rejection by mitigating the adverse events associated with CNIs and improving long-term graft survival. Several historical studies have described the effects of anti CD40L antibodies in nonhuman primate models of renal transplant and shown that anti CD40L therapy can prevent both acute rejection and long-term rejection in nonhuman primates.

Islet cell transplantation (ICT): prevention of allograft rejection

Type 1 diabetes (T1D) is a T cell mediated autoimmune disease with progressive loss of insulin producing pancreatic beta cells and affects over one million persons in U.S. Of these individuals, an estimated 70,000 people have a particularly hard to control T1D called Brittle Diabetes which is in part characterized by extreme swings in blood glucose levels and impaired awareness of hypoglycemia. Impaired awareness of hypoglycemia for people with Type I Diabetes is associated with severe hypoglycemic events which can lead to significant symptoms and even death. Pancreatic islet cell transplantation is gaining attention as a therapeutic option for type 1 diabetes mellitus because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia; however, the progressive loss of islet cells and islet cell function over time often leads to the need for multiple donors to achieve insulin independence. The replacement of CNIs in islet cell transplant could thus potentially transform treatment options for people living with high risk type 1 diabetes. CD40L blockade can abolish many effector mechanisms of inflammation, prevent and intervene in the progression of autoimmunity, and instill transplant tolerance. AT-1501 thus seeks to address the challenges associated with current immunosuppressive transplantation regimens using CNI-based therapies, by replacing the CNIs with AT-1501. Historical studies in nonhuman primate models of islet cell transplantation showed that treatment with anti-CD40L antibodies induces long term islet cell function and graft survival even as a monotherapy in the absence of any additional immunosuppressive agents.

Autoimmune Nephritis

Autoimmune Nephritis refers to a group of autoimmune disorders associated with inflammation and eventual destruction of the kidney. These disorders include Lupus Nephritis (“LN”) and focal segmental glomerulosclerosis (“FSGS”). Systemic lupus erythematosus, or “SLE,” is one of the largest autoimmune populations globally with an estimated 65,000 to 120,000 patients in the United States. Up to 40 percent of people with SLE develop LN, and may experience kidney dysfunction, dialysis and end stage renal disease. FSGS is also an orphan disease with a prevalence of 40,000 people in the US and variable progression to end stage renal failure. FSGS results from renal podocyte injury associated with immune complex formation in the glomeruli. There are currently no European Medicines Agency (“EMA”) or U.S. Food and Drug Administration (“FDA”) approved treatments for LN or FSGS although immunosuppressants such as systemic steroids and CNIs are prescribed off-label. In historical preclinical animal models of lupus nephritis, anti CD40L antibodies ameliorated disease progression, improved kidney function, reduced immune cell infiltrate into the kidney, and improved survival. Systemic biomarkers of SLE such as anti dsDNA antibodies have also been reduced with anti CD40L treatment in animal models. Similar data has been described in preclinical models of FSGS. FSGS models using historical anti CD40L treatments have shown ameliorated kidney function as measured by a reduction in proteinuria and were associated with a decrease in immune cell infiltrate into the glomeruli.

Amyotrophic Lateral Sclerosis

ALS is a progressive, paralytic disorder characterized by degeneration of motor neurons in the brain and spinal cord. Novus has received an orphan drug designation for AT-1501 for the treatment of ALS, which would provide seven years of regulatory exclusivity, if approved.

While the exact pathogenic mechanism of ALS is still not fully understood, there is strong evidence indicating that this neuroinflammation plays an important role in the disease’s pathogenesis.AT-1501 is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that AT-1501 binds to CD40L in human cells and blocks CD40L binding on APCs and activated T cells.  The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti CD40L antibody, MR1, prolonged survival and delayed the onset of neurological disease progression. These clinical manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack results in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models. In October

2020, we initiated a Phase 2, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of AT‑1501 in adult subjects with ALS.

RECENT DEVELOPMENTS

Legacy Operations and Acquisition of Anelixis Therapeutics, Inc.

On September 14, 2020, the Company completed the acquisition of Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and neurodegenerative diseases. Concurrent with the acquisition of Anelixis, Novus entered into a definitive agreement for the sale of non-voting convertible preferred stock (the “Preferred Stock”) in a private placement to a group of institutional accredited investors. The private placement resulted in gross proceeds to Novus of approximately $99.1 million before deducting placement agent and other offering expenses. The proceeds from the private placement will be used to fund the Company’s operations, including to advance Phase 2 clinical trials of AT-1501, a humanized IgG1 anti-CD40L antibody with high affinity for CD40L, in renal transplantation, islet cell transplantation, autoimmune nephritis, and amyotrophic lateral sclerosis (ALS).

Prior to our acquisition of Anelixis, we had been focused on developing novel products for patients with disorders of the ear, nose, and throat (“ENT”). In June 2020, we announced that our lead program did not achieve statistical significance for the primary efficacy endpoints in the treatment of acute otitis media. As a result of this failure to achieve the primary study endpoint and expected need to reformulate the investigational drug, we suspended the clinical development of our legacy ENT assets while we assess alternate development strategies, including out-licensing or a sale of these assets. Following the June 2020 announcement, we significantly curtailed development expenses as we sought to identify strategic alternatives that would maximize stockholder value. As a result of these activities, we acquired Anelixis and raised additional capital in September 2020, as described above.

Other Developments

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to $9.8 million in shares of its common stock. Piper Jaffray has sold 1,401 shares of the Company’s common stock under the 2018 Prospectus.

2019 Equity Offering

On April 30, 2019, the Company agreed to sell in a registered direct offering, an aggregate 191,617 shares of its common stock to certain investors for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286).  In a concurrent private placement, the Company also agreed to issue to such investors Series A warrants to purchase up to 191,617 shares of its common stock at an exercise price of $72.00 with a term of eighteen months (the “Series A Warrants”) and Series B warrants to purchase up 191,6172 shares of its common stock at an exercise price of $72.00 with a term of five years (the “Series B Warrants”). The Series B Warrants become exercisable only upon the exercise of the Series A Warrants. In addition, the Company agreed to issue to H.C. Wainwright & Co., LLC, the placement agent for the transaction, warrants to purchase up to 9,580 shares of common stock. The placement agent warrants have substantially the same terms as the Series A Warrants, except that the placement agent warrants have an exercise price equal to $69.6375 and will expire on April 20, 2014. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering.”

Warrant Exercise Transaction

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), issued in the 2019 Equity Offering, pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 383,234 shares of the Company’s common stock at a reduced exercise price of $12.87 per share, plus an additional $2.25 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 383,234 shares of the Company’s common stock at an exercise price of $12.96 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 1,916 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $18.90. A warrant inducement expense of $4.8 million was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the Warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the Private Placement Warrants issued.

Common Stock Exchange Agreement

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “Exchange”) 210,888 shares of the Company’s common stock, par value $0.001 per share, for 3,796 shares of newly designated Series X Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000, which was recorded as operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The Exchange was completed on February 19, 2020.

On February 13, 2020, in connection with the Exchange, the Company filed a Certificate of Designation setting forth the preferences, rights and limitations of the Series X Preferred Stock with the Secretary of State of the State of Delaware. Each share of Series X Preferred Stock will be convertible into 55.5556 shares of common stock at the option of the holder at any time; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on the common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

On June 1, 2020 and June 10, 2020, the Exchanging Stockholders converted a total of 3,285 shares of Series X Preferred Stock into 182,500 shares of common stock. As of September 30, 2020, 511 shares of Series X Preferred Stock remain outstanding.

September 2020 Stock Purchase Agreement

On September 14, 2020, Novus entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”). Pursuant to the Purchase Agreement, Novus agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million (collectively, the “Financing”). Novus has commitments for an additional $9.0 million in equity financing that is contingent upon the satisfaction of certain incremental closing conditions, including stockholders approval of the issuance of the Company’s common stock upon the conversion of the Company’s X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock is convertible into 1,000 shares of Common Stock, as described below. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing is exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

Reverse Stock-Split

On October 5, 2020, the Company effected a reverse stock-split of its issued and outstanding common stock and options for common stock at a ratio of one-for-eighteen. The Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the reverse stock-split. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the reverse stock-split for all periods presented.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2020, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the SEC on March 16, 2020.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table provides comparative unaudited results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,
	2020	2019	$ Variance	% Variance
Operating expenses:
Research and development	$615	$1,509	(894)	(59)%
General and administrative	3,731	1,411	2,320	164%
Restructuring expense	1,802	—	1,802	100%
Total operating expenses	6,148	2,920	3,228	111%
Loss from operations	(6,148)	(2,920)	(3,228)	111%
Other income, net	4	27	(23)	(85)%
Net loss and comprehensive loss	$(6,144)	$(2,893)	(3,251)	112%

Research and Development Expenses

The decrease in research and development expenses of $894,000 for the three month period was primarily due to decreases in clinical costs and formulation development costs of $589,000 and $147,000, respectively, as well as decreases in personnel costs of $242,000, consulting services of $183,000, and travel and meetings expense of $12,000. The decreases were offset by an increase in stock-based compensation costs of $279,000. These decreases were made following the completion of our Phase 2a study of our legacy lead program in acute otitis media and the subsequent suspension of development as we assessed strategic options. We expect our research and development costs to increase in future periods as we proceed with the development of AT-1501.

General and Administrative Expenses

The increase in general and administrative expenses of $2.3 million for the three month period was primarily due to increases in merger related costs of $2.2 million incurred in the third quarter, stock-based compensation costs of $373,000, and general operating costs of $48,000. The increases were partially offset by decreases in litigation costs of $106,000, personnel costs of $151,000, costs associated with operating a publicly traded company of $40,000, and travel and meetings expense of $25,000 due to the ongoing pandemic. Following the completion of Anelixis acquisition, we expect our general and administrative expenses to increase in future periods, as we have a larger headcount and incur expenses relating to the development of a larger product pipeline.

Restructuring Expense

On September 3, 2020, the board of directors (the “Board”) of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation was effective was of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Additionally, following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. The Company incurred charges totaling $1.8 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits for the three months ended September 30, 2020.

Other Income, Net

The change in other income, net was due to a decrease in interest income of $31,000, offset by a decrease in realized losses on foreign currency translation of $7,000, and a decrease of $1,000 in value added tax (“VAT”) paid in Israel for the three months ended September 30, 2020.

Pro Forma Comparison of the Three Months Ended September 30, 2020 and 2019

The following table provides pro forma combined financial information presented to illustrate the estimated effects of the Anelixis acquisition based on the historical financial statements and accounting records of the Company and Anelixis after giving effect to the acquisition. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Anelixis acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results. Additionally, the pro forma combined financial information does not reflect any merger-related expenses.

	Three Months Ended September 30,
	2020	2019	$ Variance	% Variance
Revenue	$120	$250	(130)	(52)%

Operating expenses
Research and development	1,779	2,267	(488)	(22)%
General and administrative	1,918	1,761	157	9%
Restructuring expense	1,802	—	1,802	100%
Total operating expenses	5,499	4,028	1,471	37%
Loss from operations	(5,379)	(3,778)	(1,601)	42%
Other income, net	4	27	(23)	(85)%
Net loss and other comprehensive loss	$(5,375)	$(3,751)	$(1,624)	43%

Revenue

The decrease in revenue of $130,000 for the three month period was due to the difference in amount the Company earned during this phase of the research grant. The Company had a $944,000 research grant agreement, which contained four research and productivity milestones. The current phase, which earned the Company $120,000, was the fourth and final phase of this agreement.

Research and Development Expenses

The decrease in research and development expenses of $488,000 for the three month period was primarily due to decreases in clinical costs and formulation development costs of $385,000 and $236,000, respectively, as well as decreases in consulting services of $183,000, and travel and meetings expense of $12,000. The decreases were offset by an increase in stock-based compensation costs of $279,000, personnel costs of $28,000, and $21,000 in general operating costs. As noted above, we expect research and development expenses to increase in future periods. As noted above, we expect research and development expense to increase in future periods.

General and Administrative Expenses

The increase in general and administrative expenses of $157,000 for the three month period was primarily due to an increase in stock-based compensation costs of $372,000. The increase was offset by decreases in litigation costs of $106,000, personnel costs of $30,000, costs associated with operating a publicly traded company of $24,000 and general operating costs of $29,000, and travel and meetings expense of $26,000. As noted above, we expect our general and administrative expenses to increase in future periods. As noted above, we expect our general and administrative expense to increase in future periods.

Restructuring Expense

On September 3, 2020, the Board of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation is effective was of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Additionally, following the acquisition of Anelixis, the severance terms of certain terminated employees were modified.  The Company incurred charges totaling $1.8 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits for the three months ended September 30, 2020.

Other Income, Net

The change in other income, net was due to a decrease in interest income of $31,000, offset by a decrease in realized losses on foreign currency translation of $7,000, and a decrease of $1,000 in value added tax (“VAT”) paid in Israel for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	$ Variance	% Variance
Operating expenses:
Research and development	$3,095	$6,795	(3,700)	(54)%
General and administrative	6,730	5,089	1,641	32%
Restructuring expense	2,292	—	2,292	100%
Total operating expenses	12,117	11,884	233	2%
Loss from operations	(12,117)	(11,884)	(233)	2%
Other income (expense), net	39	17	22	129%
Warrant inducement expense	(4,829)	—	(4,829)	100%
Net loss and comprehensive loss	$(16,907)	$(11,867)	(5,040)	42%

Research and Development Expenses

The decrease in research and development expenses of $3.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to decreases in clinical costs and formulation development costs of $1.7 million and $1.8 million, respectively, as well as decreases in personnel costs of $197,000, consulting services of $138,000, travel and meetings expense of $81,000, and miscellaneous operating costs of $3,000. The decreases were partially offset by an increase stock-based compensation costs of $261,000. These decreases were made following the completion of our Phase 2a study of our legacy lead program in acute otitis media and the subsequent suspension of development as we assessed strategic options. We expect our research and development costs to increase in future periods as we proceed with the development of AT-1501.

General and Administrative Expenses

The increase in general and administrative expenses of $1.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to increases in merger related costs of $2.2 million incurred in the third quarter, stock-based compensation costs of $187,000, and general operating costs of $3,000. The increases were partially offset by decreases in litigation costs of $266,000, costs associated with operating a publicly traded company of $384,000, personnel costs of

$88,000, and travel and meetings expense of $33,000 due to the ongoing pandemic. Following the completion of Anelixis acquisition, we expect our general and administrative expenses to increase in future periods, as we have a larger headcount and incur expenses relating to the development of a larger product pipeline.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in acute otitis media, the Board of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. Additionally, on September 3, 2020, the Board of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation is effective was of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Furthermore, following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. The Company incurred charges totaling $2.3 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.

Other Income, Net

The change in other income (expense), net was primarily related to an increase in interest income of $6,000, a decrease of $13,000 in realized losses on foreign currency translation, and a decrease of $3,000 in value added tax (“VAT”) paid in Israel for the nine months ended September 30, 2020.

Warrant Inducement Expense

The Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued. (See Note 6 to the condensed consolidated financial statements included elsewhere in this filing).

Pro Forma Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table provides pro forma combined financial information presented to illustrate the estimated effects of the Anelixis acquisition based on the historical financial statements and accounting records of the Company and Anelixis after giving effect to the acquisition. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized by us had the Anelixis acquisition been consummated at the beginning of the period for which the pro forma information is presented, or of future results. Additionally, the pro forma combined financial information does not reflect any merger-related expenses.

	Nine Months Ended September 30,
	2020	2019	$ Variance	% Variance
Revenue	$120	$250	(130)	(52)%

Operating expenses
Research and development	6,556	9,077	(2,521)	(28)%
General and administrative	5,622	6,141	(519)	(8)%
Restructuring expense	2,292	—	2,292	100%
Total operating expenses	14,470	15,218	(748)	(5)%
Loss from operations	(14,350)	(14,968)	618	(4)%
Other income, net	39	17	22	129%
Warrant inducement expense	(4,829)	—	(4,829)	100%
Net loss and other comprehensive loss	$(19,140)	$(14,951)	$(4,189)	28%

Revenue

The decrease in revenue of $130,000 for the nine month period was due to the difference in amount the Company earned during the current phase of the research grant. The Company had a $944,000 research grant agreement, which contained four research and productivity milestones. The current phase, which earned the Company $120,000, was the fourth and final phase of this agreement.

Research and Development Expenses

The decrease in research and development expenses of $2.5 million for the nine month period was primarily due to decreases in clinical costs and formulation development costs of $1.3 million and $1.9 million, respectively, as well as decreases in consulting services of $138,000, and travel and meetings expense of $81,000. The decreases were offset by an increase in stock-based compensation costs of $261,000, personnel costs of $645,000, and $29,000 in general operating costs. As noted above, we expect research and development expenses to increase in future periods. As noted above, we expect research and development expenses to increase in future periods. As noted above, we expect research and development expense to increase in future periods.

General and Administrative Expenses

The decrease in general and administrative expenses of $596,000 for the nine month period was primarily due to decreases in litigation costs of $267,000, costs associated with operating a publicly traded company of $255,000, personnel costs of $54,000, general operating costs of $174,000, and travel and meetings expense of $33,000. The decreases were offset by an increase in stock-based compensation costs of $187,000. As noted above, we expect our general and administrative expenses to increase in future periods. As noted above, we expect our general and administrative expense to increase in future periods.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in acute otitis media, the Board of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. Additionally, on September 3, 2020, the Board of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation is effective was of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Furthermore, following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. The Company incurred charges totaling $2.3 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.

Other Income, Net

The change in other income, net was primarily related to an increase in interest income of $6,000, a decrease of $13,000 in realized losses on foreign currency translation, and a decrease of $3,000 in value added tax (“VAT”) paid in Israel for the nine months ended September 30, 2020.

Warrant Inducement Expense

The Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued. (See Note 6 to the condensed consolidated financial statements included elsewhere in this filing).

Pro Forma Comparison as of September 30, 2020 and 2019

	September 30, 2020	December 31, 2019	$ Variance	% Variance

Total assets	$192,585	$188,586	$3,999	2%
Total liabilities	6,130	5,400	730	14%
Total mezzanine equity	164,949	164,949	—	0%
Total stockholders’ equity	21,506	18,237	3,269	18%

Total Assets

The increase in total assets of $4.0 million from December 31, 2019 to September 30, 2020 is primarily due to an increase in cash and cash equivalents of $5.1 million. The increase was offset by decreases in accounts receivable of $250,000, prepaid and other current assets of $561,000, net balance of property and equipment of $5,000, operating lease asset of $133,000 and other assets of $196,000.

Total Liabilities

The increase in total liabilities of $730,000 from December 31, 2019 to September 30, 2020 is was primarily due to increases in accrued severance expense of $803,000, accrued expenses and other liabilities of $276,000 and the current portion of operating lease liability of $11,000. The increases were offset by decreases in accounts payable of $215,000 and the non-current portion of operating lease liability of $144,000.

Total Stockholders’ Equity

The increase in total equity of $3.3 million from December 31, 2019 to September 30, 2020 is primarily due to an increase in additional paid in capital of $18.3 million, offset by a decrease in accumulated deficit of $15.0 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash and cash equivalents of $114.5 million, consisting of readily available cash and cash equivalents in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

We do not have any approved products for commercial sale and have never generated revenue from product sales, and have incurred significant net losses since our inception and expect to continue to incur net operating losses for the foreseeable future. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates or enter into collaborative arrangements with third parties. Our primary use of cash is to fund operating expenses, which consist of research and development expenses and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical program with AT-1501, continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

We will continue to require additional financing in order to advance our product candidates through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

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

On April 30, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate 191,617 shares of its common stock for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286), which became effective on July 31, 2018.  In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 191,617 shares of its common stock at an exercise price of $72.00 with a term of eighteen months (the “Series A Warrants”) and Series B warrants to purchase up 191,617 shares of its common stock at an exercise price of $72.00 with a term of five years (the “Series B Warrants”). The Series B Warrants become exercisable only upon the exercise of the Series A Warrants. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 9,580 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants have substantially the same terms as the Series A Warrants issued to the investors in the concurrent private placement, except that the placement agent warrants have an exercise price equal to $69.66, or 125% of the offering price, per share and will expire on April 30, 2024. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering.”

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), issued in the 2019 Equity Offering, pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 383,234 shares of the Company’s common stock at a reduced exercise price of $12.87 per share, plus an additional $2.25 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 383,234 shares of the Company’s common stock at an exercise price of $12.96 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 1,961 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $18.90.

On September 14, 2020, Novus entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”). Pursuant to the Purchase Agreement, Novus agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million (collectively, the “Financing”). Novus has commitments for an additional $9.0 million in equity financing that is contingent upon the satisfaction of certain incremental closing conditions, including stockholders approval of the issuance of the Company’s common stock upon the conversion of the Company’s X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock is convertible into approximately 55.5556 shares of Common Stock. If stockholder approval for conversion is not obtained by March 13, 2021, then conversions of the Series X1 Preferred Stock would be settled in cash at the then-current value of the Common Stock. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing is exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

Our primary uses of capital have been directed towards the research and development of our product candidates, compensation of employees, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future in order to develop and commercialize our product candidates.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(5,779)	$(11,834)
Net cash provided by investing activities	11,035	—
Net cash provided by financing activities	100,417	9,676
Net change in cash	$105,673	$(2,158)

Comparison of the Nine Months Ended September 30, 2020 and 2019

Net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of our net loss of $16.9 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation and amortization totaling $1.7 million, as well as warrant inducement expense of $4.8 million. Additionally, cash used in operating activities for the nine months ended September 30, 2020 reflected a net increase in cash from changes in operating assets and liabilities of $4.6 million, due to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other asset, offset by a decrease in operating lease liability.

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

Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of cash and cash equivalents received from the acquisition of Anelixis.

There was no cash provided by or used in the Company’s investing activities for the nine months ended September 30, 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 was comprised of $95.2 million in net proceeds from the 2020 Purchase Agreement for the sale of 199,112 shares of Series X1 preferred stock and $5.2 million in net proceeds from the exercise of warrants by stockholders to purchase approximately 0.4 million shares of common stock.

Net cash provided by financing activities for the nine months ended September 30, 2019 was comprised of $9.6 million in net proceeds from the 2019 Equity Offering for the sale of approximately 0.2 million shares of common stock and $107,000 in net proceeds from the 2018 Prospectus for the sale of approximately 1,388 shares of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Operations

Our short operating history and the Anelixis acquisition may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early development stage pharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates.  We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

In addition, as an early stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To successfully market any of our product candidates, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We are required to use reasonable best efforts to solicit stockholder approval for the conversion of the Series X1 Preferred Stock.

Pursuant to the Anelixis Agreement, the Company is required to hold a special meeting of stockholders for the purpose of obtaining stockholder approval to allow for the conversion of shares of newly designated Series X1 Preferred Stock issued to the stockholders of Anelixis into shares of common stock in accordance with Nasdaq Marketplace Rule 5635(a). If such stockholder approval is not received, the Company is required to convene additional stockholder meetings every 90 days thereafter until such approval is obtained, which could result in substantial costs and be a distraction to management.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. If OP0201 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the nine months ended September 30, 2020 is $16.9 million. As of September 30, 2020, the Company had cash and cash equivalents of $114.5 million, working capital of $109.0 million and an accumulated deficit of $74.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Although we raised approximately $99.1 million in gross offering proceeds from our September 2020 financing, we anticipate that we will continue to incur significant expenses as we:

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

Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all our efforts and financial resources in product development, including funding our formulation and device development, manufacturing, nonclinical studies, and clinical trials. A significant portion of our financial resources were devoted to the development of products for patients with disorders of the ear, nose, and throat, particularly our surfactant-based product for the treatment of OM; however, in June 2020 topline results from our phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media did not meet the primary efficacy endpoints in the trial and our board of directors initiated a review of strategic alternatives that resulted in the acquisition of Anelixis, a privately held clinical stage biotechnology company with a single product candidate in clinical development (AT-1501) and a second candidate in pre-clinical development (AT-2001). Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for one of our or potential future additional product candidates.

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

•	delays in manufacturing of our drug candidates due to increased competition for manufacturing capacity as a result of the pandemic;
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
•

delays in initiation of future clinical trials, including delays in receiving authorization from local regulatory authorities to initiate such clinical trials, and delays in enrollment as patients may elect to forego visits to medical facilities or undertake voluntary medical procedures.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the formulation and commercialization of our product candidates.

Given the early stage of development for our product candidates, the risk of failure is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation and device development, nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States. and/or that subsequent studies will not match results seen in prior studies. It is impossible to predict when or if any of our product candidates will prove effective, safe and well-tolerated in humans or will receive regulatory approval.

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or equivalent foreign regulatory bodies will approve investigational new drug applications and allow us to start clinical trials for any of our product candidates in the future, including for islet cell transplant. Once a clinical trial has commenced, there is also no assurance that the FDA or equivalent foreign regulatory body will not put any of our product candidates on clinical hold. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	delays in completing formulation development and manufacturing as a prerequisite to commencing clinical work;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
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

AT-1501 is an early‑product candidate, and the side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through ongoing and future clinical trials and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims.

Although we have raised significant capital, we will require additional funding to be able to complete the development of our lead drug candidate. If we are unable to raise capital when needed, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Our recent acquisition of Anelixis and the resulting integration of the company may increase the likelihood that employees depart in the foreseeable future.

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

Our product candidates must be approved by the FDA pursuant to a new drug application in the United States and by other regulatory authorities outside the United States prior to commercialization in the respective regions. The process of obtaining marketing approvals, both in the United States and outside the United States, is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any country. We have no experience in filing and supporting the applications necessary to gain marketing approvals for ALS-related products and may engage third-party consultants to assist in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data, and other supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product formulation and manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. In addition, varying interpretations of the data obtained from nonclinical and clinical trials could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we receive marketing approval. Our current and future arrangements may expose us to broadly applicable fraud and abuse and other healthcare laws that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute the products for which we receive marketing approval. Even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws are and will be applicable to our business. Such laws include, but are not limited to federal false claims, false statements and civil monetary penalties laws, including the federal civil False Claims Act (“FCA”), the federal Anti-Kickback Statute, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), patient data privacy and security regulation, including, in the United States, HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009 (“HITECH”), the federal transparency requirements under the Physician Payments Sunshine Act, and analogous state, local or foreign law.

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

Specifically, there are a number of companies developing competing anti CD40 and anti CD40L therapeutics, including Novartis, Boehringer Ingelheim, Astellas, Abbvie, Sanofi, UCB, Viela Bio, Bristol Myers Squibb and Kiniksa. All of these companies are larger than Novus and have significantly greater resources to develop their drug candidates.

If approved, we expect that AT-1501 will face competition from numerous FDA-approved therapeutics for the prevention of transplant rejection, including PROGRAF®, ASTAGRAF XL®, ENVARSUS XR®, NULOJIX®, CELLCEPT®, MYFORTIC®, and numerous other branded and generic immunosuppressive agents. Multiple companies are working on islet cell and kidney transplant solutions that may ultimately potentially negate the need for immunosuppressive agents in these indications altogether.

Although there are currently no drug therapies approved in the United States for the treatment or prevention of LN or FSGS, many compounds are in different stages of development for these indications, and numerous other branded and generic medicines are already being used “off-label” to treat them.

We expect that AT-1501 will face competition from FDA-approved therapeutics for the treatment of ALS including RADICAVA®, riluzole, and numerous other branded and generic immunosuppressive agents. Multiple pharmaceutical and biotechnology companies, including but not limited to Biogen, Ionis Pharmaceuticals, Alexion Pharmaceuticals, Orion Pharma, Orphazyme, AZTherapies, Voyager Therapeutics, Apic Bio, Brainstorm Cell Therapeutics, Cytokinetics and Amylyx Pharmaceuticals are also working on competing ALS pharmaceutical, gene therapy and cell therapy approaches.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop; injury to our reputation and significant negative media attention; withdrawal of clinical trial participants; significant costs to defend the related litigation; substantial monetary awards to trial participants or patients; loss of revenue; reduced resources of our management to pursue our business strategy; and the inability to commercialize any products that we may develop.

We currently hold $[5.0] million in product liability insurance coverage in the aggregate, with a per incident limit of $[5.0] million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we rely on third parties for the manufacturing of drug substance and drug product for nonclinical and clinical activities. Our manufacturing vendors utilize proprietary cell culture media, cell lines, buffers, manufacturing equipment, manufacturing supplies, and storage buffers for the manufacturing of AT-1501 and other product candidates. These materials are custom-made and available from only a limited number of sources. Although we believe that our third-party suppliers maintain a significant supply of these materials and equipment on hand, any sustained disruption in this supply equipment failure could adversely affect our operations. We do not have any long-term agreements in place with our current suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining or in manufacturing, packaging or distributing approved product candidates could negatively impact our clinical trials.

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

Our success depends in large part on our ability to obtain and maintain patent protection in relevant countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to our novel technologies and product candidates. This patent portfolio includes issued patents and pending patent applications covering pharmaceutical compositions and methods of use.

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

The risks described pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain and enforce the licensed patents. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial position.

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

In addition, we have acquired rights to AT-1501 and other product candidates through a license agreement with The ALS Therapy Development Institute, and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements may impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

We may be subject to claims of misappropriation of trade secrets from former employers of Company personnel.

Many of our employees and certain of our directors were previously employed at or affiliated with research foundations or other biotechnology or pharmaceutical companies. Although we try to ensure that our employees and directors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or directors have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s or director’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Common Stock

Our stock price could be volatile as holders of our preferred stock become able to convert their shares to common stock and sell these shares in the open market.

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

If we are unable to successfully maintain internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Additionally, as we become a larger company, we will become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires our independent auditors to document and test our internal controls. These additional requirements are costly, and our auditors may identify control deficiencies.

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

2.1

Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc. (filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.1	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.2

Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on October 5, 2020 (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020).

10.1

Stock Purchase Agreement, dated as of September 14, 2020, by and among Novus Therapeutics, Inc. and each purchaser identified on Annex A thereto (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

10.2

Form of Registration Rights Agreement, by and among Novus Therapeutics, Inc. and certain purchasers (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

10.3	Form of Indemnification Agreement (filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novus Therapeutics, Inc.

Date: November 16, 2020	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Jon S. Kuwahara
Jon S. Kuwahara
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)