Form 10-K
period 2020-12-31
Eledon Pharmaceuticals, Inc.
filed 2021-03-31
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36620

ELEDON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19900 MacArthur Boulevard, Suite 550 Irvine, California	92612
(Address of principal executive offices)	(Zip code)

(949) 238-8090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	______Trading Symbol(s)_____	Name of Exchange on Which Registered
Common Stock, $0.001 par value	ELDN	Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $7,293,179, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 23, 2021, the registrant had 14,306,614 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2020, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, Annual Report, unless the context requires otherwise, “Eledon”, the "Company", "we", "our", and "us" means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all wholly owned subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements in this Annual Report on Form 10-K about the Company’s future expectations, plans and prospects, including statements about its strategy, future operations, development of its product candidates, the review of strategic alternatives and the outcome of such review and other statements containing words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•	our short operating history and the Anelixis acquisition, which may make it difficult to evaluate the success of our business to date and to assess our future viability;
•	the impact of the COVID-19 pandemic on our operations, including our ability to execute clinical trials or access capital markets;
•	expectations regarding the timing for the commencement and completion of product development or clinical trials for the Company’s product candidates;
•	the timing, costs, conduct and outcome of preclinical studies and clinical trials;
•	meeting future clinical and regulatory milestones, such as New Drug Application (“NDA”) submissions;
•	the risk that clinical trials of the Company’s product candidates may not be successful in establishing safety and tolerability or efficacy;
•	the Company’s plans and timing with respect to seeking regulatory approvals and uncertainties regarding the regulatory process;
•	the anticipated treatment of data by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or other regulatory authorities of the Company’s product candidates;
•	the rate and degree of market acceptance and clinical utility of the Company’s product candidates;
•	the Company’s commercialization, marketing, and manufacturing capabilities and strategy;
•	the Company’s intellectual property position and strategy;
•	the Company’s ability to identify additional product candidates with significant commercial potential;
•

the availability of funds and resources to pursue the Company’s research and development projects, including preclinical studies and clinical trials of its product candidates, and manufacturing activities;

•	the Company’s estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the Company’s ability to continue as a going concern;
•	developments relating to the Company’s competitors and industry;
•	the impact of government laws and regulations; and
•	the duration over which the Company’s cash balances will fund its operations.

Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the ability to develop commercially viable product formulations on a timely basis, or at all; the sufficiency of the Company’s cash resources; the ability to obtain necessary regulatory and ethics approvals to commence additional clinical trials; whether data from early clinical trials will be indicative of the data that will be obtained from future clinical trials; whether the results of clinical trials will warrant submission for regulatory approval of any investigational product; whether any such submission will receive approval from the FDA or equivalent foreign regulatory agencies and, if the Company is able to obtain such approval for an investigational product, whether it will be successfully distributed and marketed; and the duration of the COVID-19 pandemic, including economic and other impacts of the pandemic and actions taken in response to it by governments, businesses, and individuals. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in Part II, Item 1A, Risk Factors in this Annual Report on Form 10-K. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

PART I

Item 1. Business.

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons living with an autoimmune disease, requiring an organ or cell-based transplant, or living with amyotrophic lateral sclerosis (“ALS”). Our lead product candidate, AT-1501, is a humanized monoclonal antibody (mAb), designed to target CD40 Ligand (“CD40L”), also called CD154), a molecule expressed on the surface of human immune system T cells. The central role of CD40/CD40L signaling in generating pro-inflammatory responses makes it an attractive candidate for therapeutic intervention in autoimmune disease, induction and maintenance of transplant tolerance, and neuroinflammation. Blocking the activation of the CD40L pathway prevents acute and long-term allograft transplant rejection in multiple animal species and ameliorates disease progression and pathology in preclinical models of autoimmunity and ALS.

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned or controlled the intellectual property related to AT-1501. AT-1501 is a humanized IgG1 anti-CD40L antibody lacking Fc effector function. It is designed to inhibit signaling via CD40L, a costimulatory type II membrane receptor expressed on activated T cells and CD40, a receptor expressed on Antigen Presenting Cells (“APC”s). Interactions between B cells expressing CD40, and activated CD4+ “helper” T cells expressing CD40L, play a critical role in promoting germinal center formation, clonal expansion, antibody production, and the secretion of pro-inflammatory cytokines that amplify immune response. The role of CD40 in B cells has been extensively characterized and shown to have an important role in the generation of primary and secondary humoral immune responses to T cell dependent antigens. Anti-CD40L antibodies also inhibit both CD40 as well as CD11 costimulatory receptors on antigen presenting cells, thus inhibiting the pro-inflammatory polarization of CD4+ and CD8+ lymphocytes. Finally, blocking CD40L also polarizes CD4+ lymphocytes to FoxP3 positive Tregs, a specialized subpopulation of T cells that act to suppress immune response and create a more tolerogenic environment. Importantly, blocking the CD40-CD40L pathway has not been shown to cause systemic lymphopenia.

Our business strategy is to optimize the clinical and commercial value of AT-1501, and become a global biopharmaceutical company with a focused autoimmune franchise.

AT-1501 is designed to negate the risk of thrombolytic events seen in the first generation of anti-CD40L antibodies by introducing structural modifications that have been shown in preclinical models to eliminate binding to the Fcγ receptors associated with platelet activation without altering the binding of AT-1501 to CD40L. In non-human primate studies, dosing of AT-1501 up to 200 mg/kg per week for 26 weeks, demonstrated no adverse events regarding coagulation, platelet activation or thromboembolism.

We have completed a single ascending dose Phase 1 study of AT-1501 in healthy volunteers and people with ALS. In this study, the doses of AT-1501 studied were well tolerated in healthy subjects and adults with ALS, and demonstrated a safety profile comparable to placebo.  AT-1501 demonstrated low anti-drug antibody responses that were not dose related, linear dose proportionality across the dose ranges, and a half-life of up to 26 days.

We plan to develop AT-1501 in up to four indications: prevention of kidney allograft rejection, prevention of islet cell allograft rejection, autoimmune nephritis, and ALS. We selected our indications based on preclinical and clinical data that was generated with either our molecule or historical anti-CD40L molecules. In October 2020, we initiated a Phase 2a clinical trial of AT-1501 in ALS. In November 2020, we received clearance from Health Canada to proceed with the initiation of a Phase 2 clinical trial of AT-1501 in islet cell transplantation for the treatment of type 1 diabetes.

Prior to our acquisition of Anelixis, we had been focused on developing medicines for patients with disorders of the ear, nose, and throat (“ENT”). In June 2020, we announced that our lead program did not achieve statistical significance for the primary efficacy endpoints in the treatment of acute otitis media. As a result of this failure to achieve the primary study endpoint, we suspended the clinical development of our legacy ENT assets while we assessed potential development strategies. Following the June 2020 announcement, we significantly curtailed development expenses as we sought to identify strategic alternatives that would maximize stockholder value. As a result of these activities, we acquired Anelixis and raised additional capital in September 2020, as described above.

Kidney transplantation: prevention of allograft rejection

Kidney transplantation is the most common type of solid organ transplantation in the United States with an estimated 200,000 Americans living with a transplanted kidney.  In 2019, an estimated 23,000 kidneys were transplanted, of which 10-15% were re-transplants in persons that had already received at least one other kidney.  Yet, over 90,000 people in the U.S. are waiting for a kidney transplant and in 2014, nearly 5,000 Americans died waiting for a kidney with another nearly 4,000 becoming too sick to receive a transplant.

Calcineurin inhibitor (“CNI”s) are a critical component of many immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to certain CNIs including tacrolimus is associated with nephrotoxicity, cardiotoxicity, an increase in opportunistic infections, increased malignancies, and an increase in type 1 diabetes due to pancreatic Beta cell toxicity. These liabilities may result in a requirement for reduced exposures to CNIs over long periods of time and a resulting decrease in the ability to prevent long-term rejection.

AT-1501 seeks to address challenges associated with current immunosuppressive transplantation regimens using CNI-based therapies. The ability to prevent acute and chronic transplant rejection without the need for CNIs has the potential to transform the clinical management of preventing graft rejection by mitigating the adverse events associated with CNIs and improving long-term graft survival, thus potentially decreasing the need for repeat kidney transplants.

Several historical studies have described the effects of anti-CD40L antibodies in nonhuman primate models of kidney transplant and shown that even short courses of anti CD40L therapy can prevent both acute rejection and long-term rejection in nonhuman primates with durable efficacy (Figure 2).

Figure 2: Historical Anti-CD40L Antibody 5c8 Prevents Acute and Long Term Kidney Transplant Rejection in Nonhuman Primates. (A) Kaplan Meier Graph: ABI793, an anti-CD40L antibody or an IgG isotype control antibody was given intravenously to seven monkeys on postoperative days (PODs) 0, 1, 4, 11, 18, 28, 56, and 84 at a dose of 20 mg/kg (Kanmaz, 2004). (B) The combination of anti-CD154 dAb with basiliximab, mycophenolate mofetil, and steroids significantly improved rejection-free allograft survival (Kim, 2017).

Islet cell transplantation (“ICT”): prevention of allograft rejection

Type 1 diabetes is a T cell mediated autoimmune disease with progressive loss of insulin producing pancreatic beta cells and affects over one million persons in the U.S. Of these individuals, an estimated 70,000 people have a particularly hard to control type 1 diabetes called Brittle Diabetes (“BT1D”) which is in part characterized by large swings in blood glucose levels and impaired awareness of hypoglycemia. Impaired awareness of hypoglycemia for people with type 1 diabetes is associated with severe hypoglycemic events which can lead to significant symptoms and even death. Pancreatic islet cell transplantation is gaining attention as a therapeutic option for type 1 diabetes because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia. The advances made in this field over the past decade have improved patient outcomes, and the procedure has been evolving from an experimental treatment to a clinical treatment option. In November 2020, we received clearance from Health Canada to proceed with the initiation of a Phase 2 clinical trial of AT-1501 in islet cell transplantation for the treatment of type 1 diabetes.

A number of issues are believed to continue to hamper the overall success of ICT and to need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function often leads to the need for multiple donors in order for BTID patients to have optimal response to blood glucose levels and possibly achieve insulin independence. AT-1501 seeks to address the challenges associated with current ICT immunosuppressive regimens using CNI-based therapies, by replacing the CNIs with AT-1501. CD40L blockade may abolish many effector mechanisms of inflammation, prevent and intervene in the progression of autoimmunity, and instill transplant tolerance.

Historical studies in nonhuman primate models of islet cell transplantation have demonstrated that treatment with anti-CD40L antibodies induces long term islet cell function and graft survival, even as a monotherapy. AT-1501 has shown pre-clinical, proof-of-concept efficacy in a non-human primate model of type 1 diabetes, where animals undergoing ICT maintained glucose control and sustained levels of C-peptide with chronic AT-1501 treatment for up to a year. Compared to combination immunosuppressive therapy including CNIs, AT-1501 monotherapy was more effective in preventing long term islet cell rejection, associated with better graft function, and showed an improved safety profile (Figure 3).

SOC
(Sirolimus, Tacrolimus, Anti Thymoglobulin, Enbrel)

Graft function decreasing on POD 77; kidney failure POD 91, most likely due to steroid rx; necropsy POD 92
EIR (IU/kg/day)
Fasting BG (mg/dl)
Post-prandial BG (mg/dl)
Days

AT-1501
(Anti-CD40L Monotherapy)

EIR (IU/kg/day)
Fasting BG (mg/dl)
Post-prandial BG (mg/dl)
Days

CIT Prot H16C73

AT1501 25 H15C113

Figure 3: Fasting, Postprandial Blood Glucose and C-Peptide Levels Over Time. Top Graphs: Daily fasting glucose levels (black circles); post prandial glucose levels (green line) and exogenous insulin (blue line) versus time (days). Bottom Graphs: C peptide levels fasting blue bars) and post prandial (red bars) versus time (days). Left Panel Standard of Care (SOC): Thymoglobulin at 5 mg/kg on post-operative day (POD) -2, -1, 0, 1, 2, Enbrel at 0.8 mg/kg on POD 0 and at 0.4 mg/kg on POD 3, 7, 10. Sirolimus, starting on POD -2 at 0.02 mg/kg; target trough levels 8-12 ng/ml and Tacrolimus, starting on POD 1 at 0.025 mg/kg target trough levels 4-6 ng/ml. Right Panels AT-1501 Monotherapy: AT-1501 at 23-26 mg/kg in the first 3 months post-transplant on POD -1, 0, 3, 10, 18, 23, 28 and then every 14 days until end of study.

Autoimmune Nephritis

Autoimmune Nephritis refers to a group of autoimmune disorders associated with inflammation and eventual destruction of the kidney. These disorders include Lupus Nephritis (“LN”), focal segmental glomerulosclerosis (“FSGS”) and IgA Nephropathy (“IgAN”). Systemic lupus erythematosus, (“SLE”), is one of the largest autoimmune populations globally and up to an estimated 40 percent of people with SLE develop LN, which may lead to kidney dysfunction, dialysis and end stage renal disease. LN is an orphan disease with an estimated prevalence of between 65,000 and 120,000 persons in the United States. FSGS is also an orphan disease with an estimated prevalence of 40,000 people in the US and variable progression to end stage renal failure. FSGS results from renal podocyte injury associated with immune complex formation in the glomeruli. IgAN, also called Berger’s disease, is a type of glomerulonephritis that occurs when galactose-deficient IgA immune complexes build up in the kidneys, causing inflammation that ultimately damages kidney tissues. With an estimated prevalence of approximately 140,000 persons in the United States, IgAN is one of the most common, orphan, kidney diseases. There are currently no European Medicines Agency (“EMA”) or U.S. Food and Drug Administration (“FDA”) approved treatments for IgAN or FSGS, and only two approved for LN, although immunosuppressants such as systemic steroids and CNIs are prescribed off-label.

In historical preclinical animal models of lupus nephritis, anti-CD40L antibodies ameliorated disease progression, improved kidney function, reduced immune cell infiltrate into the kidney, and improved survival. Systemic biomarkers of SLE such as anti-dsDNA antibodies have also been reduced with anti-CD40L treatment in animal models. Similar data has been described in preclinical models of FSGS. FSGS models using historical anti-CD40L treatments have shown ameliorated kidney function as measured by a reduction in proteinuria and were associated with a decrease in immune cell infiltrate into the glomeruli (Figure 3).

Figure 4: Blocking CD40L Improves Survival and Pathophysiology Associated with Autoimmune Nephritis

Figure 4: Effect of anti-CD40L in the SNF1 rodent model of Lupus. (A) The survival curves of anti-CD40L treated and HIg controls differ significantly (p < 0.001 by Wilcoxon test). Control mice receiving HIgG control die rapidly with the onset of severe nephritis, and all but one are dead by age 12 mo while all anti-CD40L treated mice are alive when the study is terminated at age 15.5 months (Kalled.1998). (B) Urine was monitored weekly for proteinuria. Proteinuria was scored as follows: 0.5+ (15 to 30 mg/dl); 1+ (30 mg/dl); 2+ (100 mg/dl); 3+ (300 mg/dl) and 4+ (>20000 mg/dl). The proportion of mice with => +3 proteinuria differed significantly between anti-CD40L treated and HIg controls at all timepoints ( p < 0.001 by x2 test). Controls that did not have => 3+ proteinuria at the start of treatment became 4+ soon after, as opposed to anti-CD40L treated mice where the proteinuria levels of six of seven mice declined and only one mouse developed 3+ proteinuria (Kalled, 1998). (C) MR1 treatment was associated with a significant reduction in the number of infiltrating macrophages. The number of infiltrating CD4+ and CD8+ cells was not statistically different from the Adriamycin alone group. Bars represent mean values + standard deviation. **P < 0.01 vs. Adriamycin alone group (Kairatis, 2003).

Amyotrophic Lateral Sclerosis

ALS is a progressive, paralytic disorder characterized by degeneration of motor neurons in the brain and spinal cord. In the U.S., the incidence is estimated at approximately 5,000 cases per year with a prevalence of approximately 30,000 cases overall. Despite 2 approved drugs, in most cases, death from respiratory failure occurs approximately 2 to 5 years after diagnosis, with 50% of patients living ≥3 years from diagnosis and only 20% of patients living ≥5 years from diagnosis.

Neuroinflammation in ALS is characterized by the infiltration of lymphocytes and macrophages into the central nervous system, and the activation of microglia and reactive astrocytes. Reactive astrocytes and microglia as well as infiltrating lymphocytes, dendritic cells, monocytes, macrophages and immune complexes have been identified in cerebrospinal fluid and neural tissues in both animal models of ALS and at autopsy in ALS patients. While the exact pathogenic mechanism of ALS is still not fully understood, there is strong evidence indicating that this neuroinflammation plays an important role in the disease’s pathogenesis.

AT-1501 is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that AT-1501 binds to CD40L in human cells and blocks CD40L binding on APCs and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody, MR1, prolonged survival and delayed the onset of neurological disease progression. These clinical manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models (Figure 5).

Figure 5: Blocking CD40L Improves Survival and Pathophysiology Associated with ALS

Anti-CD40L (MR1) treatment decreases CD68+ macrophages, improves neuromuscular junction occupancy and improves motor neuron survival. (A) Quantification of reduction of CD68+ macrophages by anti-CD40L treatment at day 100. (White bar, control IgG) ; gray bar (anti-CD40L–treatment); black bar (untreated age-matched non-transgenic mice) (B) Quantification of neuromuscular occupancy in SOD1 mice prior to overt symptoms (day 70) versus after symptom onset (day 85) treated with an IgG control antibody (veh) or anti-CD40L antibody. (C) Quantitative comparison of lumbar spinal cord motor neuron counts per mm2 in IgG vehicle control (White bar) versus anti-CD40L treated mice (grey bar) at day 100 (Lincecum, 2010).

In October 2020, we initiated a Phase 2a, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of AT-1501 in adult subjects with ALS. Approximately 54 subjects with ALS are planned to be enrolled into the study in the United States and Canada at up to 13 ALS treatment sites. Ascending doses of AT-1501 will be administered as IV infusions to four sequentially enrolling cohorts. The first two cohorts will consist of nine participants, and the last two cohorts of 18 participants, who will each receive six bi-weekly infusions of AT-1501 over a 12-week study period. Blood samples for target engagement, and exploratory biomarkers for inflammation and neurodegeneration will be taken and analyzed. Participant-focused clinical outcomes will also be assessed.

The competitive conditions faced by the Company are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.”

Intellectual Property

Eledon’s success depends in part on its ability to obtain and maintain proprietary protection for its product candidates, novel discoveries, product technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing Eledon’s proprietary rights. Eledon seeks to protect its product candidates by, among other methods, filing U.S. and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development and implementation of its business. Eledon also relies on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain Eledon’s proprietary protection for Eledon’s product candidates.

Eledon’s intellectual property portfolio includes issued patents and patent applications directed toward isolated antibodies and methods of treatment using the isolated antibodies that block the interaction of CD40L and CD40 to treat CD-40L related diseases or disorders. Eledon has exclusive rights to three patent families. Two of the three families are directed to AT-1501 and related antibodies. The first family is directed to methods for treating amyotrophic lateral sclerosis with antibodies and includes two United States patents and 14 foreign patents (Japan, Hong Kong, Belgium, China, Germany, Denmark, Spain, Finland, France, Great Britain, Ireland, Italy, the Netherlands, and Sweden). The second family is directed to AT-1501 (JB5 in the patents/applications in this family). AT-1501 is the current clinical candidate, with 14 pending applications, and issued/allowed patents including two issued United States patents, one allowed United States patent application, and a Russian patent. The third family is directed to AT-1501 with 15 pending applications, including one United States patent application. In the first family, the patents will expire in December 2029, absent any term adjustments or extensions. In the second family, any issued patent will expire in February 2036, absent any term adjustments or extensions. In the third family, any issued patent will expire in May 2038, absent any term adjustments or extensions.

Eledon’s intellectual property portfolio also includes issued patents and patent applications directed towards products derived from Eledon’s surfactant platform and foam platform with claims to drug substance, pharmaceutical preparations as well as to methods of treatment. For OP0201, Eledon owns or has exclusive rights to one U.S. patent application, one international application, and seven foreign patent applications. If allowed, the last to expire patent application will expire in December 2039, absent any adjustments or extensions. For OP0101 and OP0102, Eledon owns or has exclusive rights to two families of patents, one with three United States and seven foreign patents (Canada, France, Germany, Israel, Italy, Spain, and the United Kingdom), and a second with two United States and five foreign patents (France, Germany, Italy, Spain and the United Kingdom). In the first family the last to expire issued patent in the United States will expire in September 2027, including patent term adjustment. In the second family the last to expire issued patent in the United States will expire in December 2033.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Eledon also protects its proprietary information by requiring its employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. In addition, Eledon also requires confidentiality or service agreements from third parties that receive confidential information or materials.

See Note 5. Commitments and Contingencies under the caption “Grants and Licenses” for further information about the Company’s intellectual property.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (“Cures Act”) which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug (compassionate use). This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug. At this time, Eledon does not have a program for the compassionate use of an investigational product outside of a clinical trial as it is not applicable to our investigational products.

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g. completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees were paid for AT-1501 or OP0201 in calendar 2020.

A BLA or NDA for a new molecular entity must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator-initiated trials that are not sponsored by Eledon. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. The Company received an orphan drug designation for AT-1501 for the treatment of ALS.

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003 (“PREA”) as amended, BLAs and NDAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs. The requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted. In the future we may seek pediatric approval for AT-1501 applications in connection with renal and islet cell transplantations, which may require the submission of a PSP.

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

In some cases, a Pediatric Investigation Plan (“PIP”) or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults. A PIP will be submitted to EMA and other EU countries, as required. The PIP will need to be submitted early during product development before marketing authorization applications are submitted.  The timing of PIP submission cannot be after initiation of pivotal trials or confirmatory (phase 3) trials. In the future we may seek pediatric approval for AT-1501 applications in connection with renal and islet cell transplantations, which may require the submission of a PIP.

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

Employees

As of March 26, 2021, Eledon had ten full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

On September 14, 2020, the Company acquired Anelixis Therapeutics, Inc. (“Anelixis”), a Delaware Corporation, after which Anelixis became a wholly-owned subsidiary of the Company. On January 4, 2021, the Company changed its name from Novus Therapeutics, Inc. to Eledon Pharmaceuticals, Inc.

Our executive offices are located at 19900 MacArthur Boulevard, Suite 550, Irvine, California 92612. The Company also has research and development facilities in the Boston, Massachusetts area. Our telephone number is (949) 238-8090 and our website is eledon.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2021 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We are a clinical stage biopharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates.  We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If AT-1501 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2020 is $22.8 million. As of December 31, 2020, the Company had cash and cash equivalents of $114.2 million, working capital of $113.1 million and an accumulated deficit of $80.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Although we raised approximately $108.1 million in total gross offering proceeds from our September and December 2020 financings, we anticipate that we will continue to incur significant expenses as we:

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

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute formulation, manufacturing, clinical, and nonclinical development activities;
•	manufacture drug product at commercial scale;
•	establish and confirm commercially acceptable stability (shelf-life) of our drug products;
•	in-license or acquire other product candidates and advance them through clinical development;
•	obtain required regulatory approvals for the development and commercialization of AT-1501 or other product candidates;
•	maintain, leverage, and expand our intellectual property portfolio;

•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for any approved and marketed drug products;
•	obtain and maintain adequate product pricing and reimbursement;
•	develop and maintain any strategic relationships we elect to enter; and
•	manage our spending as costs and expenses increase due to product manufacturing, nonclinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our or other product candidates, and our business will suffer.

The ongoing COVID-19 pandemic and actions taken in response to it may result in additional disruptions to our business operations, which could have a material adverse effect on our business.

Our business and its operations, including but not limited to ongoing or planned research and development activities, have been adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it, including executive orders, shelter-in-place orders and work-from-home policies, have had effects that have and may continue to negatively impact productivity and disrupt our business. For example, we have experienced delays in certain preclinical studies and resulting delays in data collection and have also experienced inefficiencies in planning and executing trials due to our limited ability to conduct meetings with key third parties. In addition, in response to public health directives and orders, we have ceased all non-essential business travel and implemented work-from-home policies for all of our employees, resulting in reduced productivity. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

If COVID-19 continues to spread in the United States, Canada and elsewhere, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to:

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

•	refusal of the FDA to accept data from clinical trials in affected geographies;
•	delays in procuring drug substance and/or in manufacturing drug product due to limitations in employee resources or forced furloughs at our contract manufacturing organizations;
•	delays in initiation of future clinical trials, including delays in receiving authorization from local regulatory authorities to initiate such clinical trials; and
•

delays in enrollment and trial execution, for example, because clinical trial sites may be unable to operate normally, or patients may elect to forego visits to medical facilities or undertake voluntary medical procedures.

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

Our product candidates must be approved by the FDA pursuant to a new drug application in the United States and by other regulatory authorities outside the United States prior to commercialization in the respective regions. The process of obtaining marketing approvals, both in the United States and outside the United States, is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any country. We have no experience in filing and supporting the applications necessary to gain marketing approvals for our products and may engage third-party consultants to assist in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data, and other supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product formulation and manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. In addition, varying interpretations of the data obtained from nonclinical and clinical trials could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Specifically, there are a number of companies developing competing anti-CD40 and anti-CD40L therapeutics, including Novartis, Boehringer Ingelheim, Astellas, Abbvie, Sanofi, UCB, Horizon Therapeutics (post acquisition of Viela Bio), Bristol Myers Squibb and Kiniksa. All of these companies are larger than Eledon and have significantly greater resources to develop their drug candidates.

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

If approved, we expect AT-1501 will face competition from other FDA-approved therapeutics for the treatment of LN, FSGS or IgAN, including LUPKYNIS™ and BENLYSTA®, and numerous other branded and generic medicines are already being used “off-label” to treat them.

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

Generic products are currently available, with additional generic products expected to become available over the coming years, potentially creating pricing pressure. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we rely on third parties for the manufacturing of drug substance and drug product for nonclinical and clinical activities. Our manufacturing vendors utilize proprietary cell culture media, cell lines, buffers, manufacturing equipment, manufacturing supplies, and storage buffers for the manufacturing of AT-1501 and other product candidates. These materials are custom-made and available from only a limited number of sources. Although we believe that our third-party suppliers maintain a significant supply of these materials and equipment on hand, any sustained disruption in this supply, including as a result of operational disruptions related to the ongoing COVID-19 pandemic, could adversely affect our operations. We do not have any long-term agreements in place with our current suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining or in manufacturing, packaging or distributing approved product candidates could negatively impact our clinical trials.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “ELDN”.

As of March 23, 2021, there were approximately 87 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Legacy Operations and Acquisition of Anelixis Therapeutics, Inc.

On September 14, 2020, the Company completed the acquisition of Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and ALS. Concurrent with the Company’s acquisition of Anelixis on September 14, 2020, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the Company issued and sold approximately 217,200 shares of Series X1 Preferred Stock (the “PIPE Shares”) for an aggregate purchase price of approximately $108.15 million (the “Financing”). The Financing was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. At the closing of the Financing, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, on December 22, 2020 the Company registered 12,065,875 shares of common stock, which may be issued upon conversion of the PIPE Shares on its under its effective shelf registration statement on Form S-3 (File No. 333-251305). The proceeds from the private placement will be used to fund the Company’s operations, including to advance up to Phase 2 clinical trials of AT-1501, a humanized IgG1 anti-CD40L antibody.

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

Other Developments

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus supplement (the “2018 Prospectus Supplement”) under which the Company may offer and sell, from time to time, through Piper Jaffray, up to $9.8 million in shares of its common stock. During the year ended December 31, 2019, 1,401 shares were sold under the 2018 Prospectus Supplement for gross proceeds of approximately $110,000. No shares were sold during the year ended December 31, 2020. This agreement was terminated in 2020.  Accordingly, as of December 31, 2020, no additional amounts remained available to be offered and sold under the 2018 Prospectus Supplement.

2019 Equity Offering

On April 30, 2019, the Company agreed to sell in a registered direct offering, an aggregate 191,617 shares of its common stock to certain investors for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286).  In a concurrent private placement, the Company also agreed to issue to such investors Series A warrants to purchase up to 191,617 shares of its common stock at an exercise price of $72.00 with a term of eighteen months (the “Series A Warrants”) and Series B warrants to purchase up 191,6172 shares of its common stock at an exercise price of $72.00 with a term of five years (the “Series B Warrants”). The Series B Warrants become exercisable only upon the exercise of the Series A Warrants. In addition, the Company agreed to issue to H.C. Wainwright & Co., LLC, the placement agent for the transaction, warrants to purchase up to 9,580 shares of common stock. The placement agent warrants have substantially the same terms as the Series A Warrants, except that the placement agent warrants have an exercise price equal to $69.6375 and will expire on April 20, 2024. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering.”

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

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 383,234 shares of the Company’s common stock at an exercise price of $12.96 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 19,162 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $18.90. A warrant inducement expense of $4.8 million was incurred which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the Warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the Private Placement Warrants issued.

Common Stock Exchange Agreements

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “February Exchange”) 210,888 shares of the Company’s common stock, par value $0.001 per share, for 3,796 shares of newly designated Series X Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000, which was recorded as operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

On February 13, 2020, in connection with the February Exchange, the Company filed a Certificate of Designation setting forth the preferences, rights and limitations of the Series X Preferred Stock with the Secretary of State of the State of Delaware. Each share of Series X Preferred Stock will be convertible into 55.5556 shares of common stock at the option of the holder at any time; subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on the common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

On December 31, 2020, the Company entered into an exchange agreement (the “Series X Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. , MSI BVF SPV, L.L.C. (the “BVF Exchanging Stockholders”) and Cormorant Global Healthcare Master Fund, LP (together with the BVF Exchanging Stockholders, the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “Series X Exchange”) 344,666 shares of the Company’s common stock, for 6,203.98 shares of Series X Preferred Stock.

In addition, on December 31, 2020 the Company entered into an exchange agreement (the “Warrant Exchange Agreement,” and together with the Series X Exchange Agreement, the “Exchange Agreements”) with the BVF Exchanging Stockholders, pursuant to which the BVF Exchanging Stockholders exchanged (the “Warrant Exchange,” and together with the Series X Exchange, “the Exchanges”) 509,117 shares of the Common Stock for one or more pre-funded warrants to purchase an aggregate of 509,117 shares of the Common Stock at a nominal exercise price (the “Warrants”).

Following the Exchanges, the Company will have 14,306,614 shares of Common Stock outstanding and 6,203.98 shares of Series X Preferred Stock outstanding, which are convertible into 344,663 shares of Common Stock (after rounding for fractional shares)

September 2020 Stock Purchase Agreement

On September 14, 2020, Eledon entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”). Pursuant to the Purchase Agreement, Eledon agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million (collectively, the “Financing”). Eledon had commitments for an additional $9.0 million in equity financing that was contingent upon the satisfaction of certain incremental closing conditions, including stockholder approval of the issuance of the Company’s common stock upon the conversion of the Company’s X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock was convertible into 55.5556 shares of Common Stock, as described below. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

On December 18, 2020, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020.

On December 23, 2020, the Company sold 1,004,111 shares of its common stock for gross proceeds of $9.0 million that was contingent upon the satisfaction of certain incremental closing conditions, as described above.

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

COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, the operations of third parties upon whom we rely. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our productivity and disrupt our business. Although the impacts of COVID-19 have not been material to-date, we have experienced delays in certain preclinical studies and resulting delays in data collection and have also experienced inefficiencies in planning and executing trials due to our limited ability to conduct meetings with key third parties. In addition, in response to public health directives and orders, we have ceased all non-essential business travel and implemented work-from-home policies for all of our employees, resulting in reduced productivity and limited business development and investor relations activities. The magnitude of such effects which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Business Combinations

Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development (“IPR&D”) and liabilities assumed. Additionally, the Company must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. The Company accounted for the acquisition of Anelixis as a business combination under the acquisition method of accounting. Consideration paid to acquire Anelixis was measured at fair value and included the exchange of Anelixis’ common stock. The allocation of the purchase price resulted in recognition of intangible assets related to goodwill and IPR&D. Acquired IPR&D is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The operating activity for Anelixis, the acquiree for accounting purposes, was immediately integrated with Eledon post-acquisition, therefore it is not practical to segregate results of operations related specifically to Anelixis since the date of acquisition.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment as of October 1 of each year or earlier if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. For the year ended December 31, 2019, the Company recognized $1.9 million of goodwill impairment which was included in the consolidated statements of operations. No impairment was recorded for the year ended December 31, 2020.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2020.

Stock-Based Compensation

For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value. The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term.  For stock options granted to the board of directors, the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account for the extended range of time of 12 to 18 months vested stock options granted to board of directors may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSU”) and Performance-Based Restricted Stock Units (“PRSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the estimated fair value of the stock options on their grant date, determined using the Black-Scholes option pricing model. The awards generally vest over the period the Company expects to receive services from the nonemployees. Similar to stock options granted to employees, the fair value of stock options granted nonemployees, determined using the Black-Scholes option pricing model, involves assumptions that are subjective and require significant judgment and estimation by management.  The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior on stock options granted to nonemployees, the Company determined the contractual term is the appropriate period for expected life on stock options granted to nonemployees. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2020 and 2019

The following table provides comparative results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	$ Variance	% Variance
Operating expenses:
Research and development	$6,131	$8,128	$(1,997)	-25%
General and administrative	10,052	6,056	3,996	66%
Restructuring expense	2,282	—	2,282	100%
Goodwill impairment	—	1,867	(1,867)	-100%
Total operating expenses	18,465	16,051	2,414	15%
Loss from operations	(18,465)	(16,051)	(2,414)	15%
Other income (expense), net	79	40	39	98%
Warrant inducement expense	(4,829)	—	(4,829)	100%
Loss before income tax benefit	(23,215)	(16,011)	(7,204)	45%
Income tax benefit	404	—	404	100%
Net loss and other comprehensive loss	$(22,811)	$(16,011)	$(6,800)	42%

Research and Development Expenses

The decrease in research and development expenses of $2.0 million for the year ended December 31, 2020 was primarily due to decreases in clinical costs of $1.5 million and formulation development costs of $1.5 million, as well as decreases in personnel costs of $84,000, travel and meetings expense of $82,000, and miscellaneous operating costs of $2,000. The decreases were partially offset by increases in stock-based compensation expense and consulting costs of $911,000 and $247,000, respectively. The decreases were made following the completion of our Phase 2a study of our legacy lead program in acute otitis media and the subsequent suspension of development as we assessed strategic options. We expect our research and development costs to increase in future periods as we proceed with the development of AT-1501.

General and Administrative Expenses

The increase in general and administrative expenses of $4.0 million for the year ended December 31, 2020 was primarily due to increases in merger related costs of $2.9 million as a result of the Anelixis acquisition and $441,000 in administrative costs associated with operating a public company, as well as increases in stock-based compensation expense and general operating costs of $953,000 and $80,000, respectively. The increases were offset by a decrease in litigation costs of $281,000, as well as decreases in travel and meetings expense and personnel costs of $44,000 and $5,000, respectively. Following the completion of Anelixis acquisition, we expect our general and administrative expenses to increase in future periods, as we have a larger headcount and incur expenses relating to the development of a larger product pipeline.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in acute otitis media, the Board of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. Additionally, on September 3, 2020, the Board of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board, effective as of the close of business on September 4, 2020. Furthermore, following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. The Company incurred charges totaling $2.3 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.

Goodwill Impairment

The Company performed a goodwill impairment test as of December 31, 2019 and determined that the fair value of its goodwill was below its carrying value. As a result, the Company recognized $1.9 million of goodwill impairment. No impairment was recorded for the year ended December 31, 2020.

Other Income, Net

The change in other income, net was due to miscellaneous income of $35,000 related to disgorgement of profits on prohibited stock transactions by an investor, a decrease in realized losses on foreign currency translation of $22,000, and a decrease in VAT tax of $3,000, partially offset by a decrease in interest income of $21,000 for the year ended December 31, 2020.

Warrant Inducement Expense

The Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued. (See Note 7 to the consolidated financial statements included elsewhere in this filing).

Income Tax Benefit

The Company recognized an income tax benefit of $404,000 for the year ended December 31, 2020 due to the current year change in deferred tax liability for the acquired IPR&D related to the Anelixis acquisition.

Pro Forma Comparison of the Years Ended December 31, 2020 and 2019

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

	Year Ended December 31,
	2020	2019	$ Variance	% Variance
Revenue	$120	$500	(380)	(76)%

Operating expenses
Research and development	9,489	11,441	(1,952)	(17)%
General and administrative	8,317	7,585	732	10%
Restructuring expense	2,282	—	2,282	100%
Goodwill impairment	—	1,867	(1,867)	100%
Total operating expenses	20,088	20,893	(805)	(4)%
Loss from operations	(19,968)	(20,393)	425	(2)%
Other income, net	79	40	39	98%
Warrant inducement expense	(4,829)	—	(4,829)	100%
Loss before income tax provision	(24,718)	(20,353)	(4,365)	21%
Income tax benefit	404	—	404	100%
Net loss and other comprehensive loss	$(24,314)	$(20,353)	$(3,961)	19%

Revenue

The decrease in revenue of $380,000 for the year ended December 31, 2020 was due to the difference in amount Anelixis earned from a research grant. Anelixis had a $944,000 research grant agreement, which contained four research and productivity milestones. The current phase, which earned Anelixis $120,000, was the fourth and final phase of this agreement.

Research and Development Expenses

The decrease in research and development expenses of approximately $2.0 million for the year ended December 31, 2020 was primarily due to decreases in clinical costs and formulation development costs of approximately $2.2 million and $1.2 million, respectively, as well as a decrease in travel and meetings expense of $82,000. The decreases were partially offset by an increase in stock-based compensation costs of $911,000, personnel costs of $343,000, consulting services of $232,000, and $13,000 in general operating costs. As noted above, we expect research and development expenses to increase in future periods.

General and Administrative Expenses

The increase in general and administrative expenses of $732,000 for the year ended December 31, 2020 was primarily due to increases in stock-based compensation costs of $953,000 and costs associated with operating a publicly traded company of $510,000. The increase was offset by decreases in litigation costs of $281,000, general operating costs of $245,000, personnel costs of $161,000, and travel and meetings expense of $44,000. As noted above, we expect our general and administrative expenses to increase in future periods.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in acute otitis media, the Board of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. Additionally, on September 3, 2020, the Board of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board, effective as of the close of business on September 4, 2020. Furthermore, following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. The Company incurred charges totaling $2.3 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.

Other Income, Net

The change in other income, net was due to miscellaneous income of $35,000 related to disgorgement of profits on prohibited stock transactions by an investor, a decrease in realized losses on foreign currency translation of $22,000, and a decrease in VAT tax of $3,000, offset by a decrease in interest income of $21,000 for the year ended December 31, 2020.

Warrant Inducement Expense

The Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued. (See Note 7 to the consolidated financial statements included elsewhere in this filing).

Income Tax Benefit

The Company recognized an income tax benefit of $404,000 for the year ended December 31, 2020 due to the current year change in deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had cash and cash equivalents of approximately $114.2 million, consisting of readily available cash and cash equivalents in bank accounts and an accumulated deficit of $80.4 million. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock and warrants, the issuance of convertible promissory notes.

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

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see the section of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K under the caption “Recent Developments” for a discussion of additional sources of liquidity, including the 2019 Equity Offering, the Exercise Transaction and the Financing.

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

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(15,212)	$(13,857)
Net cash provided by investing activities	11,035	—
Net cash provided by financing activities	109,581	9,676
Net change in cash and cash equivalents	$105,404	$(4,181)

Comparison of the Years Ended December 31, 2020 and 2019

Net cash used in operating activities for the year ended December 31, 2020 consisted primarily of our net loss of $22.8 million, partially offset by non-cash items consisting primarily of depreciation and amortization of $183,000, warrant inducement expense of $4.8 million, net deferred income taxes of $404,000, and stock-based compensation totaling $3.2 million. Additionally, cash used in operating activities for the year ended December 31, 2020 reflected a net decrease in cash from changes in operating assets and liabilities of $180,000, due to a decrease in operating lease liability.

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

Net cash provided by investing activities for the year ended December 31, 2020 consisted of cash and cash equivalents received from the acquisition of Anelixis.

There was no cash provided by or used in investing activities for the year ended December 31, 2019.

Net cash provided by financing activities for the year ended December 31, 2020 was comprised of $95.2 million in net proceeds from the 2020 Purchase Agreement for the sale of 199,112 shares of Series X1 preferred stock, $5.4 million in net proceeds from the exercise of warrants by stockholders to purchase approximately 0.4 million shares of common stock, and $9.0 million in net proceeds for the sale of approximately 1.0 million shares of common stock, offset by $25,000 of cash paid in connection with the cancellation of common stock related to the Company’s reverse stock-split.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) in its 2013 Internal Control—Integrated Framework. Management believes that the COSO Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on this assessment, our management has concluded that as of December 31, 2020, our internal control over financial reporting is effective.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, par value $0.001 per share, having aggregate sales proceeds of up to $75,000,000, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent.

Under the Sale Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sale Agreement, Jefferies may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or on any other existing trading market for the common stock. The Company and Jefferies may each terminate the Sale Agreement at any time as set forth in the Sale Agreement. Under the terms of the Sale Agreement, the Company may also sell shares to Jefferies acting as principal for Jefferies’ own account.

The compensation to Jefferies for sales of the Company’s common stock will be an amount equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. The Company has no obligation to sell any shares under the Sale Agreement, and may at any time suspend solicitation and offers under the Sale Agreement.

The shares will be issued pursuant to a shelf registration statement on Form S-3 to be filed with the SEC.  No sales may be made under the registration statement until it has been declared effective by the SEC.

The foregoing description of the Sale Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 1.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2020, including under headings “Board of Directors and Corporate Governance—Election of Directors,” “Executive Officers and Executive Compensation—Executive Officers,” “Board of Directors and Corporate Governance—Code of Business Conduct and Ethics,” “Board of Directors and Corporate Governance—Director Nomination Process” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the Corporate Governance section of our website, which is located at http://ir.eledon.com/corporate-governance/governance-overview. We intend to disclose on our website any amendments to, or waivers from, the code of business conduct and ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Executive Compensation,” “Director Compensation,” “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance—Oversight of Risk”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Board of Directors and Corporate Governance—Related Person Transactions,” “Board of Directors and Corporate Governance,” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

1.1	Open Market Sales Agreement by and between the Registrant and Jefferies, LLC dated March 30, 2021					X

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.2	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities					X

10.2*	Form of Indemnification Agreement	8-K	001-36620	10.1	September 15, 2020

10.3	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.4	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.5	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.6	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.7	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.8*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.					X

10.9	Executive Employment Agreement, dated March 1, 2021, between Eledon Pharmaceuticals, Inc. and Jon Kuwahara					X

10.10	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little					X

10.11	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan					X

16.1	Letter from Ernst & Young LLP, dated July 11, 2019	8-K	001-36620	16.1	July 12, 2019

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith
23.1	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan

†

Schedules to and certain portions of these exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The omitted information is not material and may cause competitive harm to the Registrant if publicly disclosed.

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

Eledon Pharmaceuticals, Inc.
Date: March 30, 2021	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	March 30, 2021
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	March 30, 2021
Paul Little	(Principal Financial Officer)

/s/ Jon S. Kuwahara	Senior Vice President Finance & Administration	March 30, 2021
Jon S. Kuwahara	(Principal Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 30, 2021
Keith A. Katkin

/s/ Gary A. Lyons	Director	March 30, 2021
Gary A. Lyons

/s/ John S. McBride	Director	March 30, 2021
John S. McBride

/s/ Walter Ogier	Director	March 30, 2021
Walter Ogier

/s/ June Lee, M.D.	Director	March 30, 2021
June Lee, M.D.

/s/ Steven Perrin	President, Director	March 30, 2021
Steven Perrin

ELEDON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eledon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Anelixis Therapeutics, Inc. Business Combination

Critical Audit Matter Description

As described in Notes 1, 2, 4, 7 and 10 to the consolidated financial statements, on September 14, 2020, the Company acquired Anelixis Therapeutics, Inc. (“Anelixis”) pursuant to a merger agreement. The Company issued to the stockholders of Anelixis 175,488 shares of common stock and 140,026 shares of Series X1 Non-Voting Convertible Preferred Stock (“Preferred Stock”). In addition, the Company assumed outstanding Anelixis stock options and warrants and replaced them with the Company’s warrants and stock options. The Company applied the acquisition method of accounting to the acquired assets and assumed liabilities of Anelixis. The allocation of the purchase price included an identified intangible asset that consisted of in-process research and development (“IPR&D”) with an estimated fair value of $32.4 million related to

Anelixis’ clinical development program of AT-1501. The estimated fair value of the IPR&D was determined by management based on an external valuation specialists’ analysis of replacement costs to recreate AT-1501 in its current clinical stage.

Given that the accounting for the transaction required management to make significant judgments in (1) assessing whether the acquisition should be accounted for as a business combination or asset acquisition, (2) determining the accounting acquirer, and (3) estimating the fair value of the acquired IPR&D intangible asset, auditing the transaction was challenging and complex as it required a high degree of auditor judgment and an increased extent of effort, including the need to involve a valuation specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the transaction included the following, among others, obtaining an understanding of management’s assessment of the accounting treatment for the transaction through inspection of the merger agreement and evaluation of the Company’s analysis which considered the significant terms of the merger agreement and the relevant accounting guidance. To test the estimated fair value of the acquired IPR&D intangible asset, we evaluated the reasonableness of the valuation methodology, with the assistance of a valuation specialist, and tested the completeness and accuracy of the underlying data used by management to develop the assumptions. In addition, we assessed the appropriateness of management’s disclosures of the Anelixis business combination.

Accounting and Presentation of Series X1 Non-Voting Convertible Preferred Stock

Critical Audit Matter Description

As described in Notes 2, 7 and 10 to the consolidated financial statements, on September 14, 2020, the Company sold 199,112 shares of Preferred Stock for gross proceeds of $99.1 million and issued 140,026 shares of Preferred Stock in connection with the acquisition of Anelixis. The Preferred Stock was contingently convertible upon shareholder approval of the conversion of the Preferred Stock into 55.5556 shares of common stock and was redeemable if there was no shareholder approval.

Auditing management’s accounting for the Preferred Stock and its appropriate classification was challenging due to the complex nature of the relevant accounting guidance, as well as the extent of management’s judgements in the application of the guidance. Management determined that the Preferred Stock was neither mandatorily redeemable nor did it require settlement into a variable number of shares of common stock. Management also evaluated the embedded conversion features for bifurcation as embedded derivative instruments. This evaluation included determining if the economic characteristics and risks of the embedded conversion features were clearly and closely related to the economic characteristics of the Preferred Stock. Based on its terms, the Company determined that the Preferred Stock was akin to an equity-like host. As a result, the Company concluded that the embedded conversion features were clearly and closely related to the Preferred Stock. Management also analyzed the conversion provision and determined there was no beneficial conversion feature. In addition, management classified the Preferred Stock outside of stockholders’ equity for the period prior to the shareholder approval of the conversion to common stock because the approval was outside of the control of the Company.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of management’s assessment of the accounting treatment of the transaction through inspection of the Certificate of Designations of the Preferred Stock and evaluation of the Company’s analysis of the significant terms of the Preferred Stock, the related accounting guidance and its conclusions.

Our audit procedures related to the accounting for the transaction included, among others, the following: we evaluated management’s conclusions regarding the classification and valuation of the Preferred Stock, tested the Company’s determination of the fair value of the Preferred Stock, and assessed the appropriateness of management’s disclosures of the Preferred Stock and related transactions.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2019.

Irvine, California

March 30, 2021

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$114,195	$8,791
Prepaid expenses and other current assets	1,435	1,180
Total current assets	115,630	9,971
Property and equipment, net	—	5
Operating lease asset, net	138	316
Goodwill	48,648	—
In-process research and development	32,386	—
Other assets	383	639
Total assets	$197,185	$10,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,366	$329
Current operating lease liability	144	180
Accrued severance	12	—
Accrued expenses and other liabilities	961	813
Total current liabilities	2,483	1,322
Deferred tax liability	4,106	—
Non-current operating lease liability	—	144
Total liabilities	6,589	1,466

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 108,070 and no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Series X preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2020 and 2019; 15,160,397 and 720,408 shares issued and outstanding at December 31, 2020 and 2019, respectively	15	1
Additional paid-in capital	270,974	67,046
Accumulated deficit	(80,393)	(57,582)
Total stockholders’ equity	190,596	9,465
Total liabilities and stockholders’ equity	$197,185	$10,931

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Operating expenses
Research and development	$6,131	$8,128
General and administrative	10,052	6,056
Restructuring expense	2,282	—
Goodwill impairment	—	1,867
Total operating expenses	18,465	16,051
Loss from operations	(18,465)	(16,051)
Other income, net	79	40
Warrant inducement expense	(4,829)	—
Loss before income tax benefit	(23,215)	(16,011)
Income tax benefit	404	—
Net loss and other comprehensive loss	$(22,811)	$(16,011)
Net loss per share, basic and diluted	$(15.72)	$(24.42)
Weighted-average common shares outstanding, basic and diluted	1,451,432	655,526

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	—	$—	—	$—	720,408	$1	$67,046	$(57,582)	$9,465
Issuance of common stock in connection with PIPE transaction, net of issuance costs	—	—	—	—	1,004,111	1	8,549	—	8,550
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	—	—	421,772	—	5,380	—	5,380
Issuance of common stock in connection with conversion of Series X preferred stock	—	—	(3,796)	—	210,888	—	—	—	—
Issuance of common stock in connection with conversion of Series X1 preferred stock	(231,068)	—	—	—	12,837,056	13	(13)	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	3,056	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	—	—	175,488	—	1,194	—	1,194
Cancellation of common stock in connection with exchange for preferred stock	—	—	3,796	—	(210,889)	—	—	—	—
Cancellation of common stock in connection with reverse split	—	—	—	—	(1,493)	—	(25)	—	(25)
Issuance of preferred stock in connection with acquisition	140,026	—	—	—	—	—	69,723	—	69,723
Issuance of preferred stock in connection with PIPE transaction, net of issuance costs	199,112	—	—	—	—	—	95,226	—	95,226
Fair value of options assumed in acquisition	—	—	—	—	—	—	2,950	—	2,950
Fair value of warrants assumed in acquisition	—	—	—	—	—	—	12,944	—	12,944
Warrant inducement expense	—	—	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	—	—	3,171	—	3,171
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(22,811)	(22,811)
Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596

Balance as of December 31, 2018	—	$—	—	$—	523,452	$1	$56,062	$(41,571)	$14,492
Issuance of common stock at-the-market, net of issuance costs	—	—	—	—	1,401	—	107	—	107
Issuance of common stock and warrants in registered direct offering, net of issuance costs	—	—	—	—	191,617	—	9,569	—	9,569
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	4,359	—	—	—	—
Cancellation of common stock	—	—	—	—	(421)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,308	—	1,308
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(16,011)	(16,011)
Balance as of December 31, 2019	—	$—	—	$—	720,408	$1	$67,046	$(57,582)	$9,465

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(22,811)	$(16,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	9
Amortization of operating lease asset	178	173
Goodwill impairment	—	1,867
Warrant inducement expense	4,829	—
Stock-based compensation	3,171	1,308
Deferred income taxes	(404)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	39	354
Accounts payable and accrued expenses	(39)	(1,392)
Operating lease liability	(180)	(165)
Net cash used in operating activities	(15,212)	(13,857)
Investing activities
Cash and cash equivalents received from acquisition	11,035	—
Net cash provided by investing activities	11,035	—
Financing activities
Proceeds from issuance of common stock, net	9,000	9,676
Proceeds from issuance of non-voting preferred stock in connection with PIPE transaction, net	95,226
Proceeds from exercise of warrants, net	5,380	—
Cash paid for cancellation of common stock in connection with reverse split	(25)	—
Net cash provided by financing activities	109,581	9,676
Net change in cash and cash equivalents	105,404	(4,181)
Cash and cash equivalents at beginning of year	8,791	12,972
Cash and cash equivalents at end of year	$114,195	$8,791
Supplemental disclosure of non-cash investing and financing activities
Conversion of Series X1 preferred stock into common stock	$13	$—
Issuance of common stock in acquisition	$1,194	$—
Issuance of non-voting convertible preferred stock in acquisition	$69,723	$—
Fair value of options assumed in acquisition	$2,950	$—
Fair value of warrants assumed in acquisition	$12,944	$—
Accrued offering costs	$450	$—

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons living with an autoimmune disease, requiring an organ or cell-based transplant, or living with amyotrophic lateral sclerosis (“ALS”). We believe that this approach has the potential to allow us to: develop more precise therapies with a resulting potential for both increased efficacy and safety; identify patients and indications more likely to respond to our treatment approaches; and pursue multiple indications for product candidates. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we”, or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly-owned subsidiaries, on a consolidated basis.

On September 14, 2020, Novus Therapeutics, Inc. (“Novus”) acquired Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and neurodegenerative diseases (see Note 10). Following the acquisition of Anelixis, Novus changed its name to Eledon Pharmaceuticals, Inc. The Company has continued to maintain its corporate headquarters in Southern California and has research and development facilities in the Boston, Massachusetts area.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Eledon, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Anelixis Therapeutics, LLC, a Delaware corporation, and Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc. The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The activities of the Company’s foreign subsidiary are not significant to the consolidated financial statements.

All significant intercompany accounts and transactions among the entities have been eliminated in consolidation.

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $22.8 million and used $15.2 million of cash in operating activities for the year ended December 31, 2020. As of December 31, 2020, the Company had cash and cash equivalents of $114.2 million, working capital of $113.1 million and an accumulated deficit of $80.4 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

     At the time of issuance of the consolidated financial statements for the year ended December 31, 2020, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements.

September 2020 Stock Purchase Agreement

On September 14, 2020, Eledon entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”). Pursuant to the Purchase Agreement, Eledon agreed to sell an aggregate of approximately 199,112 shares of Series X1 non-voting Preferred Stock (“Series X1 Preferred Stock”) for an aggregate purchase price of approximately $99.1 million (collectively, the “Financing”). Eledon had commitments for an additional $9.0 million in equity financing that was contingent upon the satisfaction of certain incremental closing conditions, including stockholder approval of the issuance of the Company’s common stock upon the conversion of the Company’s Series X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock was convertible into 55.5556 shares of common stock, as described within this document. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

On December 18, 2020, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020.

On December 23, 2020, the Company sold 1,004,111 shares of its common stock for gross proceeds of $9.0 million that was contingent upon the satisfaction of certain incremental closing conditions, as described above.

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

  On October 19, 2020, the Company received written notice from Nasdaq notifying the Company that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for a period of ten consecutive trading days. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Reverse Stock-Split

On October 5, 2020, Eledon effected a reverse stock-split of its issued and outstanding common stock and options for common stock at a ratio of one-for-eighteen. The Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting the reverse stock-split. The accompanying consolidated financial statements and notes, as well as other share and per-share data herein, give retroactive effect to the reverse stock-split for all periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, accruals for liabilities, fair value of assets acquired and liabilities assumed in a business combination, impairment of long lived assets, including goodwill, and other matters that affect the consolidated financial statements and related disclosures.

Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million and $0 cash equivalents at December 31, 2020 and 2019, respectively.

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

The Company had no financial instruments, assets or liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019.

Concentration of Credit Risk and Other Risks and Uncertainties

As of December 31, 2020 and 2019, all of the Company’s long-lived assets were located in the United States.

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

Business Combinations

Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development (“IPR&D”) and liabilities assumed. Additionally, the Company must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. The Company accounted for the acquisition of Anelixis as a business combination under the acquisition method of accounting. Consideration paid to acquire Anelixis was measured at fair value and included the exchange of Anelixis’ common stock. The allocation of the purchase price resulted in recognition of intangible assets related to goodwill and IPR&D. Acquired IPR&D is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. The operating activity for Anelixis, the acquiree for accounting purposes, was immediately integrated with Eledon post-acquisition, therefore it is not practical to segregate results of operations related specifically to Anelixis since the date of acquisition.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

Reportable Segments

Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer and the Company has determined that it operates in one business segment, which is the development of products for therapeutic medicines selectively targeting critical pathways associated with the underlying molecular pathogenesis for patients with severe inflammation and autoimmune diseases.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its annual evaluation for impairment as of October 1, 2020 using the qualitative assessment and determined that no impairment existed. However, since the acquisition of Anelixis was only 16 days prior to the goodwill impairment test date, the Company did not expect, and did not observe, any indicators of impairment of goodwill at September 30, 2020 and deemed it appropriate to update its analysis as of December 31, 2020 to ensure that the status had not changed over the three month period. It was determined that no impairment existed as of December 31, 2020. Due to declining market conditions in 2019, the Company performed an additional goodwill impairment test as of December 31, 2019 and determined that the fair value of its goodwill was below its carrying value. As a result, the Company recognized $1.9 million of goodwill impairment which was included in the consolidated statement of operations for the year ended December 31, 2019. No impairment was recorded for the year ended December 31, 2020.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. No impairments of long-lived assets have been identified during the years presented.

In-Process Research and Development

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized.

The fair value of an IPR&D intangible asset is determined using the replacement cost method. This method involves arriving at an asset’s value by reference to the present-day cost, in an arms-length transaction, of replacing that asset with a similar asset in a similar condition.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2020.

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

	Year Ended December 31,
	2020	2019
	(In thousands, except share and per share data)
Net loss	$(22,811)	$(16,011)
Net loss per share, basic and diluted	$(15.72)	$(24.42)
Weighted-average number of common shares	1,451,432	655,526

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the year ended December 31, 2020, common share equivalents of 3,959,302 shares were anti-dilutive. For the year ended December 31, 2019, common share equivalents of 487,275 shares were anti-dilutive.

Stock-Based Compensation

For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value. The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term.  For stock options granted to the board of directors, the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account for the extended range of time of 12 to 18 months vested stock options granted to board of directors may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSU”) and Performance-Based Restricted Stock Units (“PRSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

In March 2020, the board of directors approved an increase of 28,816 shares issuable under the 2014 Stock Incentive Plan (the “2014 Plan”) and 7,204 shares issuable under the 2014 Employee Stock Purchase Plan (the “ESPP”).

On December 18, 2020, the Company held the Special Meeting, whereby the Company’s stockholders approved the 2020 Long Term Incentive Plan (the “2020 Plan”). The aggregate number of shares of stock available for issuance under the 2020 Plan will initially be 4,860,000 shares of Common Stock, which represents approximately 15% of the total issued and outstanding shares of the Company’s common stock as of the record date of the Special Meeting (calculated on an as-converted basis and without regard to the potential application of beneficial ownership conversion limitations on the Preferred Stock) and may be increased by the number of shares under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. Based on projected utilization rates, the Board of Directors currently intends that the initial shares under the 2020 Plan will be sufficient to fund the Company’s equity compensation needs for approximately 3 years.

The 2014 Plan was closed to new grants following the approval of the 2020 plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2020. The number of shares reserved for issuance under the 2020 Plan and ESPP was 4,167,044 and 24,077 shares, respectively, as of December 31, 2020.

Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the estimated fair value of the stock options on their grant date, determined using the Black-Scholes option pricing model. The awards generally vest over the period the Company expects to receive services from the nonemployees. Similar to stock options granted to employees, the fair value of stock options granted to nonemployees, is determined using the Black-Scholes option pricing model, involves assumptions that are subjective and require significant judgment and estimation by management.  The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior on stock options granted to nonemployees, the Company determined the contractual term is the appropriate period for expected life on stock options granted to nonemployees. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Income Taxes

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a valuation allowance on our deferred tax assets as of December 31, 2020 and 2019 because we believe it is more likely than not that a majority of our deferred tax assets will not be realized as of this date.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2020 and 2019. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

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

Note 3. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Prepaid insurance	$1,157	$734
Prepaid clinical	89	102
Prepaid other	41	45
Insurance receivable	110	245
Other current assets	38	54
Total prepaid expenses and other current assets	$1,435	$1,180

Accrued expenses and other liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Accrued compensation and related expenses	$31	$40
Accrued clinical	258	437
Accrued professional services	9	130
Accrued vacation	67	199
Accrued costs associated with PIPE financing	450	—
Accrued other	146	7
Total accrued expenses and other liabilities	$961	$813

Note 4. Goodwill

On September 14, 2020, the Company acquired Anelixis (see Note 10).

The changes in the carrying amount of goodwill consisted of the following for the years ended December 31, 2020 and 2019 (in thousands):

Total
Balance as of January 1, 2019	$1,867
Impairments	(1,867)
Balance as of December 31, 2019	—
Acquisition of Anelixis	48,648
Balance as of December 31, 2020	$48,648

The Company performed a goodwill impairment test as of December 31, 2019 and determined that the fair value of its goodwill was below its carrying value. As a result, the Company recognized $1.9 million of goodwill impairment. No impairment was recorded for the year ended December 31, 2020.

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $207,000 and $188,000 for the years ended December 31, 2020 and 2019, respectively.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, that expires on September 30, 2021, as amended. Additionally, the Company has operating leases for four serviced office spaces in Burlington, Massachusetts that expire on June 30, 2021. The Burlington, Massachusetts office leases are considered short-term leases and are not recorded on the consolidated balance sheet.

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

The components of lease expense were as follows:

For the Year Ended December 31, 2020
Operating lease cost(a)	$195
(a) Includes variable operating lease expenses, which are immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

For the Year Ended December 31, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$188
Operating lease asset obtained in exchange for lease liability:
Operating lease	$—
Remaining lease term
Operating lease	0.75 years
Discount rate
Operating lease	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

Year ending

2021	146
Total minimum lease payments	146
Less imputed interest	(2)
Present value of lease liabilities	144
Less current portion	(144)
$-

Future payments under short term leases with an initial term of 12 months or less total approximately $33,000 for 2021.

Grants and Licenses

ALS Therapy Development Foundation, Inc. License Agreement

In May 2015, Anelixis executed a License Agreement (the “Agreement”), which is an exclusive patent rights agreement with ALS Therapy Development Foundation, Inc. (“ALSTDI”) for certain patents and “know-how” of ALSTDI. This agreement continues until the licensee terminates the agreement with ninety days written notice. The Agreement requires license fees payable to ALSTDI, subject to the achievement of certain milestones and other conditions.

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1,000,000 each. During 2018 and 2017, Anelixis issued $1,000,000 worth of its common stock in lieu of making a cash payment. There were no milestones achieved during 2020 and 2019.

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

Furthermore, the Company shall pay ALSTDI fees based on reaching certain levels of annual net sales of any product produced with the patent rights. A royalty in the low single digits will be due on aggregate net sales. Upon the first calendar year of reaching $500 million in aggregate net sales, the Company shall pay ALS TDI a one-time milestone payment of $15,000,000. Upon the first calendar year of reaching $1 billion in aggregate net sales, the Company is obligated to pay ALSTDI a one-time milestone payment of $30,000,000.

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. dollar and bear annual interest of LIBOR. The grants are to be repaid as royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2020; therefore, no liability was recorded for the repayment in the accompanying consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active IND application to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the United States, two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study, which is included in research and development expenses in 2019. There were no other milestones achieved during the years ended December 31, 2020 or 2019.

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

On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. On February 18, 2020, the court held a hearing on defendants’ motion to dismiss. The court also ordered the parties to confer and notify it by March 10, 2020, if they reached an agreement to settle the case. On March 10, 2020, pursuant to the court’s order, the parties advised the court they did not agree on a settlement. On July 15, 2020, plaintiff filed a Notice of Supplemental Authority, and on July 21, 2020, defendants filed a response. On October 9, 2020, the court entered an order granting defendants’ motion to dismiss and dismissing the action in its entirety. Judgment was entered on October 14, 2020. On November 12, 2020, plaintiff filed a notice of appeal. On February 17, 2021, the parties submitted a stipulated motion to dismiss the appeal, following a settlement payment to plaintiff by the Company’s insurance carrier of an immaterial amount.  On February 18, 2021, the United States Court of Appeals for the First Circuit granted the motion, enter judgment dismissing the appeal, and issued the mandate.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2020 and 2019.

Note 6. Income Taxes

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Losses before income taxes:
U.S.	$(23,408)	$(16,174)
Non-U.S.	193	163
Total	$(23,215)	$(16,011)

The provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	(404)	—
State	—	—
Foreign	—	—
	(404)	—
Provision (benefit) for income taxes	$(404)	$—

The Company is subject to income taxes under U.S. tax laws.  The Company is subject to an Israeli corporate tax rate of 23% in 2020 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 21% in 2019 and 2020.

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of a portion of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company has a valuation allowance on its deferred tax assets as of December 31, 2020.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Statutory Federal income tax rate	$(4,875)	$(3,362)
Tax credits	(215)	(207)
Change in warrant fair market value	1,014	—
Stock-based compensation	252	141
Goodwill impairment	—	392
Permanent items	627	4
Section 382 limitation on net operating losses and credits	10,562	—
Other	89	38
Change in valuation allowance	(7,858)	2,994
Total provision (benefit) for income taxes	$(404)	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Net operating loss carryforwards	$5,151	$9,947
Research and development tax credits	705	506
Accruals and reserves	14	43
Stock compensation	802	391
Depreciation and amortization	1,905	116
Lease liability	30	68
Total deferred tax assets	8,607	11,071
Right-of-use asset	(29)	(66)
Acquired IPR&D	(6,801)	—
Total deferred tax liabilities	(6,830)	(66)
Less: valuation allowance	(5,883)	(11,005)
Net deferred tax liabilities	$(4,106)	$—

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$548	$328
Additions from tax positions taken in the current year	233	214
Additions from tax positions taken in prior years	531	6
Reductions from tax positions taken in prior years	(548)	—
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$764	$548

The deferred income tax assets have been offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance decreased by $5.1 million.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a valuation allowance has been established.

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $14.4 million and $38.6 million, respectively, available to reduce future taxable income. As of December 31, 2020 and 2019, the Company also has state net operating loss carryforwards of $6.2 million and $0.9 million, respectively. The federal net operating loss carryforwards incurred before 2018 begin expiring in 2035 if not utilized. The federal net operating losses incurred since 2018 of $13.6 million  do not expire. The state net operating losses begin to expire in 2035. As of December 31, 2020 and 2019, the Company had Israeli net operating losses of $7.9 million and $8.0 million, respectively, which carryforward indefinitely.

As of December 31, 2020 and 2019, the Company had federal research and development tax credit carryforwards of approximately $966,000 and $764,000, respectively. If not utilized, the carryforwards will begin expiring in 2035. As of December 31, 2020 and 2019, the Company has state research and development credit carryforwards or approximately $562,000 and $264,000, respectively, which will begin expiring in 2030 if not utilized.

Pursuant to Internal Revenue Code (“IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As part of the equity raise and acquisition, the Company had an IRC Section 382/383 ownership change during 2020.  The Company has removed $10.6 million of deferred tax assets related to NOL and R&D credit carryforwards due to the Section 382 limitations. The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences additional Section 382 ownership change in connection with future changes in the Company’s stock ownership.

In the United States, the Company files income tax returns in the U.S. Federal jurisdiction, California and Massachusetts. The Company’s tax years for 2017 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2020 and 2019. The Company has not recorded any interest or penalties in 2020 or 2019.

Note 7. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus and prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. During the year ended December 31, 2019, 1,401 shares were sold under the 2018 Prospectus for gross proceeds of approximately $110,000. No shares were sold during the year ended December 31, 2020.

2019 Equity Offering

On April 30, 2019, the Company agreed to sell in a registered direct offering, an aggregate 191,617 shares of its common stock to certain investors for gross proceeds of approximately $10.7 million under its effective shelf registration statement on Form S-3 (File No. 333-226286).  In a concurrent private placement, the Company also agreed to issue to such investors Series A warrants to purchase up to 191,617 shares of its common stock at an exercise price of $72.00 with a term of eighteen months and Series B warrants to purchase up 191,617 shares of its common stock at an exercise price of $72.00 with a term of five years. The Series B warrants become exercisable only upon the exercise of the Series A warrants. In addition, the Company agreed to issue placement agent warrants to purchase up to 9,580 shares of common stock representing 5.0% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants have substantially the same terms as the Series A Warrants, except that the placement agent warrants will have an exercise price equal to $69.66 and will expire on April 30, 2024. We refer to the registered direct offering and the concurrent private placement collectively as the “2019 Equity Offering”.

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

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 383,235 shares of the Company’s common stock at an exercise price of $12.96 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020 with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 19,162 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $18.90. A warrant inducement expense of $4.8 million was recorded which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the Warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the Private Placement Warrants issued.

For the year ended December 31, 2020, the Holders exercised approximately 64,171 Private Placement Warrants in a cashless exchange for 28,553 shares of the Company’s common stock. Additionally, approximately 9,985 private placement warrants were exercised for 9,985 shares of the Company’s common stock for gross proceeds of $188,773.

As of December 31, 2020, 337,822 warrants were exercisable into common stock. The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Forms S-1.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Registered direct warrants, series A	Registered direct warrants, series B	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Total
Balance as of December 31, 2019	191,617	191,617	9,581	—	—	392,815
Issued	—	—	—	383,235	19,162	402,397
Exercised	(191,617)	(191,617)	—	(64,171)	(9,985)	(457,390)
Cancelled/Expired	—	—	—	—	—	—
Balance as of December 31, 2020	—	—	9,581	319,064	9,177	337,822

Anelixis Acquisition

On September 14, 2020, the Company acquired Anelixis, after which Anelixis became a wholly-owned subsidiary of the Company. Under the terms of the acquisition, the Company issued to the stockholders of Anelixis 175,488 shares of Company common stock and 140,026 shares of Series X1 Preferred Stock. In addition to the common stock and preferred stock issued in connection with the acquisition of Anelixis, certain outstanding warrants issued by Anelixis were not settled upon completion of the acquisition, and instead were assumed and then replaced with Company warrants. As part of the acquisition, the Company assumed and replaced options for the purchase of 1,346,398 shares of common stock with an estimated total fair value of approximately $6.0 million and 55,583.875 warrants for Series X1 Preferred Stock with an estimated fair value of approximately $12.9 million. The estimated fair value of the assumed and replaced options and warrants attributed to pre-merger services were approximately $3.0 million and $12.9 million, respectively, and is included in other consideration amounts transferred and added to goodwill (see Note 10).

On December 18, 2020, at the Special Meeting, the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020. As such, the shares of Series X1 Preferred Stock underlying the assumed and replaced warrants in connection with the Anelixis acquisition were converted into shares of Eledon common stock.

As of December 31, 2020, 55,853.875 warrants were exercisable into Series X1 Preferred Stock. The shares of Series X1 Preferred Stock underlying the assumed and replaced warrants in connection with the Anelixis acquisition are expected to be converted into shares of Eledon common stock in the second fiscal quarter of 2021.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Warrants assumed and replaced in acquisition	Total
Balance as of December 31, 2019	—	—
Assumed and replaced	55,583.875	55,583.875
Exercised	—	—
Cancelled/Expired	—	—
Balance as of December 31, 2020	55,583.875	55,583.875

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

Each share of Series X Preferred Stock contains redemption put features that allow the holders of the Series X Preferred Stock the right to receive, in lieu of the right to receive conversion shares, for each conversion share that would have been issuable upon such conversion immediately prior to the occurrence of an effective change in control (“Fundamental Transaction”), the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock.  The Company evaluated the redemption put feature contained in each Series X Preferred Stock under the guidance of ASC 815, Derivatives and Hedging, and concluded that the embedded redemption put feature do not meet the definition of a derivative, if freestanding, under ASC 815 as net settlement could not be achieved.  Accordingly, the redemption put features contained in the Series X Preferred Stock were not bifurcated and accounted for as freestanding derivative instruments.

On June 1, 2020 and June 10, 2020, the Exchanging Stockholders converted a total of 3,285 shares of Series X Preferred Stock into 182,500 shares of common stock. On December 18, 2020, at the Special Meeting, the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s remaining 511 shares of Series X Preferred Stock, par value $0.001 per share. As of December 31, 2020, no shares of Series X Preferred Stock remain outstanding.

September 2020 Stock Purchase Agreement

On September 14, 2020, Eledon entered into the Purchase Agreement with the Investors. Pursuant to the Purchase Agreement, Novus agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million, or net proceeds of approximately $95.2 million after deducting offering costs, in the Financing. Eledon had commitments for an additional $9.0 million in equity financing that was contingent upon the satisfaction of certain incremental closing conditions, including stockholders approval of the issuance of the Company’s common stock upon the conversion of the Company’s X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock is convertible into 55.5556 shares of Common Stock, as described below. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing is exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

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

  The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and classified the Series X1 Preferred Stock outside of stockholders’ equity for the period prior to the shareholder approval of the conversion to common stock because the Series X1 Preferred Stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request, if there was no shareholder approval.

The Company analyzed the conversion provision related to the Series X1 Preferred Stock and determined there was not a contingent beneficial conversion feature (“BCF”) that would be recognized when the contingency of stockholder approval is resolved.

On December 18, 2020, the Company held a Special Meeting. At the Special Meeting, the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020. As a result, 231,068 shares of Series X1 Preferred Stock were converted into 12,837,056 shares of the Company’s common stock. As of December 31, 2020, 108,070 shares of Series X1 Preferred Stock remain outstanding.

On December 23, 2020, the Company sold 1,004,111 shares of its common stock for gross proceeds of $9.0 million that was contingent upon the satisfaction of certain incremental closing conditions, as described above.

Exchange Agreements

On December 31, 2020, the Company entered into an exchange agreement (the “Series X Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. , MSI BVF SPV, L.L.C. (collectively, the “BVF Exchanging Stockholders”) and Cormorant Global Healthcare Master Fund, LP (together with the BVF Exchanging Stockholders, the “Series X Exchanging Stockholders”), pursuant to which the Series X Exchanging Stockholders exchanged (the “Series X Exchange”) 344,666 shares of the Company’s common stock for 6,203.98 shares of Series X Convertible Preferred Stock.

In addition, on December 31, 2020 the Company entered into an exchange agreement (the “Warrant Exchange Agreement,” and together with the Series X Exchange Agreement, the “Exchange Agreements”) with the BVF Exchanging Stockholders, pursuant to which the BVF Exchanging Stockholders exchanged (the “Warrant Exchange,” and together with the Series X Exchange, “the Exchanges”) 509,117 shares of the Common Stock for one or more pre-funded warrants to purchase an aggregate of 509,117 shares of the Common Stock at a nominal exercise price (the “Warrants”).

The Company recorded the shares of Series X Convertible Preferred Stock and Warrants issuable as preferred stock and warrant subscriptions at December 31, 2020 since the physical settlement of the Exchanges was made on January 5, 2021, whereby the transfer agent recorded the exchange of common stock for the issuance of preferred stock and warrants. Following the Exchanges, the Company will have 14,306,614 shares of Common Stock outstanding and 6,203.98 shares of Series X Preferred Stock outstanding, which are convertible into 344,663 shares of Common Stock (after rounding for fractional shares).

Note 8. Stock-Based Compensation

The Company has three stock compensation plans, the 2020 Stock Incentive Plan (the “2020 Plan”), the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The 2020 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2020 Plan was 4,860,000 shares of common stock and may be increased by the number of shares under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. Options remain outstanding under the 2007, 2014 and the 2020 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted in connection with the one-for-eighteen reverse stock-split. As of December 31, 2020, there were 1,151 and 126,974 options outstanding under the 2007 Plan and 2014 Plan, respectively. Options granted under the 2007, 2014 and 2020 Plans generally expire ten years from the date of grant. The Company intends for the 2020 Plan to be its primary stock compensation plan in the future. As of December 31, 2020, there were 692,956 options outstanding and 4,167,044 shares available to issue under the 2020 Plan.

Stock Option and PRSU Activity

As of December 31, 2020, a total of 4,167,044 stock awards were available for grant under the 2020 Plan. The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2020.

The following table shows the stock option activity, as follows:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of January 1, 2019	49,798	$233.45	8.1	$—
Granted	42,244	28.87
Exercised	—	—
Forfeited / Canceled	(639)	79.38
Outstanding as of December 31, 2019	91,403	139.96	8.2	—
Granted	2,191,462	9.15
Options assumed in connection with acquisition	1,346,398	7.58
Exercised	—	—
Forfeited / Canceled	(7,784)	586.16
Outstanding as of December 31, 2020	3,621,479	$10.63	8.9	$23,938,701
Options vested and expected to vest as of December 31, 2020	3,621,479	$15.21	8.9	$23,938,701
Options exercisable as of December 31, 2020	878,033	$16.00	8.2	$6,297,510

The following table shows the PRSU activity, as follows:

	Shares Issuable Under PRSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of January 1, 2019	4,358	$86.94	9.2	$—
Granted	3,056	66.96
PRSUs Vested	(4,358)	86.94
Forfeited / Canceled	—	—
Outstanding as of December 31, 2019	3,056	66.96	9.2	—
Granted	—	—
PRSUs Vested	(3,056)	66.96
Forfeited / Canceled	—	—
Outstanding as of December 31, 2020	—	$—		$—
PRSUs vested and expected to vest as of December 31, 2020	—	$—		$—
Options exercisable as of December 31, 2020	—	$—		$—

As of December 31, 2020, the range of exercise prices was between $0.96 and $2,147 for options outstanding.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. There was no aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019.

As of December 31, 2020, total unrecognized stock-based compensation expense related to non-vested equity awards was $17.1 million, which is expected to be recognized over an estimated weighted-average period of 2.7 years.

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2020 and 2019 was comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Stock-based compensation classified as:
Research and development expense	$1,254	$343
General and administrative expense	1,917	965
Total stock-based compensation expense	$3,171	$1,308

Stock-based compensation expense for the year ended December 31, 2020 included no stock-based compensation expense related to performance-based options granted during 2020.

During the year ended December 31, 2020, PRSUs awarded to employees totaling 3,059 shares vested and resulted in the recognition of $205,000 in stock-based compensation expense.

Valuation Assumptions

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods presented, as follows:

	Year Ended December 31,
	2020	2019
Expected stock price volatility	77% - 107%	74% - 87%
Risk-free interest rate	0% - 1%	1% - 3%
Expected life of option (in years)	4 - 6	6
Estimated dividend yield	0%	0%

Note 9. Restructuring Expense

On June 11, 2020, following the announcement regarding the topline results from the phase 2a clinical trial of OP0201, Eledon announced that its board of directors approved a plan to reduce the size of its workforce. The workforce reduction, which was completed in June 2020, was designed to reduce the Company’s operating expenses while it is conducting a review of development and strategic alternatives.

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

For the year ended December 31, 2020, Eledon incurred $2.3 million in expenses related to the workforce reduction and expects to pay these amounts in the next six months.

Total liability for restructuring expenses and their utilization are summarized as follows (in thousands):

For the Year Ended December 31,
2020
Accrued restructuring charges at beginning of period	$—
Charged	2,282
Paid	(2,270)
Accrued restructuring charges at end of period	$12

Note 10. Business Acquisition

On September 14, 2020, the Company acquired Anelixis pursuant to that certain Agreement and Plan of Merger, dated September 14, 2020 (the “Merger Agreement”), by and among Eledon, Nautilus Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Eledon (“First Merger Sub”), Nautilus Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Eledon (“Second Merger Sub”), and Anelixis. Pursuant to the Merger Agreement, First Merger Sub merged with and into Anelixis, pursuant to which Anelixis was the surviving entity and became a wholly owned subsidiary of Eledon (the “First Merger”). Immediately following the First Merger, Anelixis merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger,” together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, at the closing of the Merger, Eledon issued to the stockholders of Anelixis 175,488 shares of the common stock of Eledon, par value $0.001 per share, and 140,026 shares of newly designated Series X1 Preferred Stock. Subject to stockholder approval, each share of Series X1 Preferred Stock was convertible into approximately 55.5556 shares of common stock. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC.

In addition to the common stock and preferred stock issued, certain outstanding warrants issued and equity awards granted by Anelixis were not settled upon completion of the merger, and instead were assumed and then replaced with Eledon warrants and equity awards. The amounts for the assumed and replaced warrants and equity awards attributed to pre-merger services are included in other consideration amounts transferred and added to goodwill.

The Company determined that FASB Accounting Standards Codification Topic 805 (“ASC 805”), Business Combinations, is the authoritative guidance in accounting for this transaction and for determining whether Anelixis was a dormant, non-operating entity that would not meet the definition of a business under ASC 805. If Anelixis was not an operating entity, the acquisition would instead be considered a capital transaction and equivalent to the issuance of shares by Novus for the net monetary assets of Anelixis accompanied by a recapitalization. Conversely, if Anelixis was determined to be a business, the acquisition method of accounting would apply and the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed would be recorded as goodwill.

The Company evaluated the terms of the Merger Agreement and the transaction under the applicable accounting guidance and determined that Anelixis satisfied the definition of a business under ASC 805 and as further clarified by ASU 2017-01.  Based on this analysis, the Company accounted for the acquisition of Anelixis as a business combination under the acquisition method of accounting as it had determined that Anelixis’ assets acquired in the transaction included an input and a substantive process that together significantly contributed to the ability to create outputs. Additionally, the Company was determined to be both the legal and accounting acquirer as it had issued equity interests to acquire all of Anelixis’ equity interests. Goodwill generated from the acquisition was primarily attributable to the expected synergies from combining operations and expanding market potential, together with certain intangible assets that do not qualify for separate recognition. None of the approximately $48.6 million in goodwill is expected to be deductible for tax purposes.

Concurrently and in connection with the execution of the Merger Agreement, the Company entered into the Purchase Agreement with certain institutional and accredited investors. Pursuant to the Stock Purchase Agreement, the Company agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million in the Financing. Eledon had commitments for an additional $9.0 million in equity financing that was contingent upon the satisfaction of certain incremental closing conditions, including stockholder approval of the issuance of the Company’s common stock upon the conversion of the Company’s Series X1 Preferred Stock and the effective registration of its common stock. The merger was a pre-requisite in order for the Financing to transpire; without the merger, those certain institutional and accredited investors would not have purchased the Company’s Series X1 convertible preferred stock.

On December 18, 2020, the Company held the Special Meeting, whereby the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020. As a result, approximately 231,068 shares of Series X1 Preferred Stock were converted into 12,837,056 shares of the Company’s common stock. As of December 31, 2020, approximately 108,070 shares of Series X1 Preferred Stock remain outstanding.

On December 23, 2020, the Company sold 1,004,111 shares of its common stock for gross proceeds of $9.0 million that was contingent upon the satisfaction of certain incremental closing conditions, as described above.

Acquisition Consideration

The following table summarizes the fair value of the purchase price consideration to acquire Anelixis (in thousands):

Description	Amount
Fair value of purchase consideration:
Common shares issued (1)	$1,194
Preferred shares issued (2)	69,723
Options assumed (3)	2,950
Warrants assumed (3)	12,944
Total purchase consideration	$86,811
(1)	The fair value of common shares issued in the merger is based on 175,488 shares issued on the September 14, 2020 acquisition date at the closing price of the Company's common stock of $6.80 per share.
(2)	The fair value of preferred shares issued in the merger is based on the amount per share of Series X1 preferred stock in the September 2020 Purchase Agreement.
(3)

The fair value of the options and warrants assumed and replaced in the merger is based on applying the Black-Scholes valuation method using appropriate inputs of volatility rates ranging from 82% to 83%, expected terms of 5.0 to 5.9 years and risk-free rates of 0.27% to 0.45%.

Purchase Price Allocation

The following is an allocation of the purchase price as of the September 14, 2020 acquisition closing date based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Cash and cash equivalents	$11,035
Prepaid expenses and other current assets	26
Other non-current assets	11
Accounts payable	(580)
Accrued expenses and other liabilities	(206)
Deferred tax liability	(4,510)
Net identifiable assets acquired	5,776

Goodwill	48,649
Identifiable intangible assets	32,386
Net assets acquired	$86,811

Acquisition costs of approximately $2.9 million were included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Deferred Income Taxes

The net deferred tax liability was based upon the difference between the estimated book basis and tax basis of net assets acquired and an estimate for the final pre-acquisition net operating losses of Anelixis.

Identifiable Intangible Assets

Through its acquisition of Anelixis, the Company acquired intangible assets that consisted of in-process research and development (“IPR&D”) with an estimated fair value of $32.4 million, related to its clinical development program of AT-

1501. The estimated fair value of the IPR&D was determined by management based on an external valuation specialist’s analysis of replacement costs to recreate AT-1501 in its current clinical stage. The replacement cost method contemplates the cost to recreate the utility of AT-1501 but in a form that is not a replica of AT-1501. In this method, the replacement cost is determined and reduced for depreciation of the asset. In this context, depreciation has three components: (i) physical deterioration, (ii) functional obsolescence, and (iii) economic obsolescence.

Goodwill

Under the acquisition method of accounting, goodwill of approximately $48.6 million would be generated after accounting for Anelixis’ assets acquired, liabilities assumed, and intangible assets identified and valued.

Pro Forma Information (Unaudited)

The following unaudited pro forma combined financial information is presented to illustrate the estimated effects of the Merger based on the historical financial statements and accounting records of Eledon and Anelixis after giving effect to the Merger and the Merger-related pro forma adjustments.

The unaudited pro forma combined statement of operations for the years ended December 31, 2020 and 2019 combine the historical statements of operations of Eledon and Anelixis, giving effect to the Merger as if it had occurred on January 1, 2019, the first day of the fiscal year ended December 31, 2019.

The unaudited pro forma combined financial information has been presented for informational purposes only. The unaudited pro forma combined financial information does not purport to represent the actual results of operations that Eledon and Anelixis would have achieved had the companies been combined during the periods presented in the unaudited pro forma combined financial statements and is not intended to project the future results of operations that the combined company may achieve after the Merger. The unaudited pro forma combined financial information does not reflect any potential cost savings that may be realized as a result of the Merger and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.

Additionally, the unaudited pro forma combined financial information does not reflect any merger-related expenses incurred by the Company or pre-merger Anelixis, which totaled approximately $3.4 million and were removed from general and administrative expenses in the pro forma calculations below. The unaudited pro forma combined financial information also excludes certain other income and other expense items as part of the acquisition of Anelixis. For the year ended December 31, 2020, a gain of approximately $655,000 due to the forgiveness of Anelixis debt was removed from pro forma other income. Approximately $512,000 and $395,000 was excluded from pro forma other expenses for the years ended December 31, 2020 and 2019, respectively, for interest expenses related to notes that were converted into equity interest in the Company.

	Year Ended December 31,
	2020	2019
Revenue	$120	$500

Operating expenses
Research and development	9,489	11,441
General and administrative	8,317	7,585
Restructuring expense	2,282	—
Goodwill impairment	—	1,867
Total operating expenses	20,088	20,893
Loss from operations	(19,968)	(20,393)
Other income (expense), net	79	40
Warrant inducement expense	(4,829)	—
Loss before provision for income taxes	(24,718)	(20,353)
Income tax benefit	404	—
Net loss and other comprehensive loss	$(24,314)	$(20,353)
Net loss per share, basic and diluted	$(15.44)	$(24.49)
Weighted-average shares outstanding, basic and diluted	1,574,657	831,014

Actual net loss and other comprehensive loss of Anelixis since September 14, 2020 that is included in our consolidated statement of operations for the year ended December 31, 2020, is approximately $2.5 million. Anelixis did not recognize any revenue in 2020 since its acquisition by the Company.

Note 11. Subsequent Events

The Company has evaluated events subsequent to December 31, 2020 through the filing date of this Annual Report on Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.

On March 15, 2021, the Company appointed Paul Little as the Company’s Chief Financial Officer. In that role, Mr. Little will also serve as the Company’s principal financial officer, replacing Jon Kuwahara in that role. Mr. Kuwahara will continue to serve as the Company’s Senior Vice President of Finance and Administration and principal accounting officer.

On March 30, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, par value $0.001 per share, having aggregate sales proceeds of up to $75,000,000, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent.

Under the Sale Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sale Agreement, Jefferies may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or on any other existing trading market for the common stock. The Company and Jefferies may each terminate the Sale Agreement at any time as set forth in the Sale Agreement. Under the terms of the Sale Agreement, the Company may also sell shares to Jefferies acting as principal for Jefferies’ own account.

The compensation to Jefferies for sales of the Company’s common stock will be an amount equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. The Company has no obligation to sell any shares under the Sale Agreement, and may at any time suspend solicitation and offers under the Sale Agreement.

The shares will be issued pursuant to a shelf registration statement on Form S-3 to be filed with the SEC.  No sales may be made under the registration statement until it has been declared effective by the SEC.

The foregoing description of the Sale Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 1.1 to this Annual Report on Form 10-K and is incorporated herein by reference.