Form 10-Q
period 2021-03-31
Eledon Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, there were 14,306,614 shares of the Registrant’s common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements in this Quarterly Report on Form 10-Q about the Company’s future expectations, plans and prospects, including statements about its strategy, future operations, development of its product candidates, and other statements containing words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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

Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the ability to develop commercially viable product formulations on a timely basis, or at all; the sufficiency of the Company’s cash resources; the ability to obtain necessary regulatory and ethics approvals to commence additional clinical trials; whether data from early clinical trials will be indicative of the data that will be obtained from future clinical trials; whether the results of clinical trials will warrant submission for regulatory approval of any investigational product; whether any such submission will receive approval from the FDA or equivalent foreign regulatory agencies and, if the Company is able to obtain such approval for an investigational product, whether it will be successfully distributed and marketed; and the duration of the COVID-19 pandemic, including economic and other impacts of the pandemic and actions taken in response to it by governments, businesses, and individuals. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not of any future date, and the Company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

The market data and certain other statistical information used in this Quarterly Report are based on independent industry publications, governmental publications, reports by market research firms or other independent sources. Some data are also based on our good faith estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$108,579	$114,195
Prepaid expenses and other current assets	1,662	1,435
Total current assets	110,241	115,630
Operating lease asset, net	92	138
Goodwill	48,648	48,648
In-process research and development	32,386	32,386
Other assets	315	383
Total assets	$191,682	$197,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,514	$1,366
Current operating lease liability	97	144
Accrued severance	5	12
Accrued expenses and other liabilities	2,590	961
Total current liabilities	4,206	2,483
Deferred tax liabilities	3,605	4,106
Total liabilities	7,811	6,589

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 108,070 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series X preferred stock, $0.001 par value, 10,000 shares authorized; 6,204 and no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 14,306,614 and 15,160,397 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	14	15
Additional paid-in capital	272,749	270,974
Accumulated deficit	(88,892)	(80,393)
Total stockholders’ equity	183,871	190,596
Total liabilities and stockholders’ equity	$191,682	$197,185

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$5,653	$1,648
General and administrative	3,352	1,730
Total operating expenses	9,005	3,378
Loss from operations	(9,005)	(3,378)
Other income, net	5	30
Warrant inducement expense	—	(4,829)
Loss before income tax benefit	(9,000)	(8,177)
Income tax benefit	501	—
Net loss and comprehensive loss	$(8,499)	$(8,177)
Net loss per share, basic and diluted	$(0.57)	$(8.52)
Weighted-average common shares outstanding, basic and diluted	14,831,049	959,285

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Preferred Stock		Series X Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for preferred stock	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	1,774	—	1,774
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(8,499)	(8,499)
Balance as of March 31, 2021	108,070	$—	6,204	$—	14,306,614	$14	$272,749	$(88,892)	$183,871

Balance as of December 31, 2019	—	$—	—	$—	720,408	$1	$67,046	$(57,582)	$9,465
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	—	—	383,234	—	5,191	—	5,191
Cancellation of common stock in connection with exchange for preferred stock	—	—	3,796	—	(210,889)	—	—	—	—
Warrant inducement expense	—	—	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	—	—	437	—	437
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(8,177)	(8,177)
Balance as of March 31, 2020	—	$—	3,796	$—	892,753	$1	$77,503	$(65,759)	$11,745

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(8,499)	$(8,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2
Amortization of operating lease asset	46	44
Warrant inducement expense	—	4,829
Stock-based compensation	1,774	437
Deferred tax liabilities	(501)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(159)	159
Accounts payable and accrued expenses	2,220	552
Operating lease liability	(47)	(43)
Net cash used in operating activities	(5,166)	(2,197)
Financing activities
Proceeds from exercise of warrants, net	—	5,191
Offering costs in connection with PIPE transaction	(450)	—
Net cash (used in) provided by financing activities	(450)	5,191
Net change in cash and cash equivalents	(5,616)	2,994
Cash and cash equivalents at beginning of period	114,195	8,791
Cash and cash equivalents at end of period	$108,579	$11,785
Supplemental disclosure of non-cash investing and financing activities
Common stock exchanged for warrants	$1	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) is a clinical stage biopharmaceutical company focused on discovering or acquiring, and then developing life-changing, targeted medicines for persons living with an autoimmune disease, requiring an organ or cell-based transplant, or living with amyotrophic lateral sclerosis (“ALS”). We believe that this approach has the potential to allow us to: develop more precise therapies with a resulting potential for both increased efficacy and safety; identify patients and indications more likely to respond to our treatment approaches; and pursue multiple indications for product candidates. The company’s lead compound in development is AT-1501, an anti-CD40L antibody with high affinity for CD40 ligand (CD40L, also called CD154), a well-validated biological target with broad therapeutic potential. AT-1501 is a humanized IgG1 antibody engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The central role of CD40/CD40L signaling in generating pro-inflammatory responses makes it an attractive candidate for therapeutic intervention in autoimmune disease, induction and maintenance of transplant tolerance, and neuroinflammation. Blocking the activation of the CD40L pathway prevents acute and long-term allograft transplant rejection in multiple animal species and ameliorates disease progression and pathology in preclinical models of autoimmunity and ALS. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we”, or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly-owned subsidiaries, on a consolidated basis.

On September 14, 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and neurodegenerative diseases (see Note 7). Following the acquisition of Anelixis, we changed our name to Eledon Pharmaceuticals, Inc. The Company has continued to maintain its corporate headquarters in Irvine, California and has research and development facilities in the Boston, Massachusetts area.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021. The results of operations and comprehensive loss for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $8.5 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had cash and cash equivalents of $108.6 million, working capital of $106.0 million and an accumulated deficit of $88.9 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the condensed consolidated financial statements for the three months ended March 31, 2021, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based transactions, accruals for liabilities, fair value of assets acquired and liabilities assumed in a business combination, impairment of long lived assets, including goodwill, and other matters that affect the condensed consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million of cash equivalents at March 31, 2021 and December 31, 2020.

Concentration of Credit Risk and Other Risks and Uncertainties

As of March 31, 2021 and December 31, 2020, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through March 31, 2021.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three months ended March 31, 2021 include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(8,499)	$(8,177)
Net loss per share, basic and diluted	$(0.57)	$(8.52)
Weighted-average number of common shares, basic and diluted	14,831,049	959,285

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of March 31, 2021 and 2020, common share equivalents of 4,659,416 shares and 528,659 shares were anti-dilutive, respectively.

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

In March 2020, the Board of Directors approved an increase of 28,816 shares issuable under the 2014 Plan and 7,204 shares issuable under the ESPP.

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

The 2014 Plan was closed to new grants following the approval of the 2020 plan, and therefore, there were no longer any shares reserved for issuance under the 2014 Plan as of December 31, 2020. The number of shares reserved for issuance under the 2020 Plan and ESPP was 4,135,044 and 24,077 shares, respectively, as of March 31, 2021.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$892	$1,157
Prepaid clinical	481	89
Prepaid other	66	41
Insurance receivable	197	110
Other current assets	26	38
Total prepaid expenses and other current assets	$1,662	$1,435

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued compensation and related expenses	$836	$31
Accrued clinical	1,415	258
Accrued professional services	159	9
Accrued vacation	128	67
Accrued costs associated with PIPE financing	—	450
Accrued other	52	146
Total accrued expenses and other liabilities	$2,590	$961

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $63,000 and $47,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term ranging from three months to six months and do not include options to extend the leases for additional periods.

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

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the condensed consolidated balance sheet.

The components of lease expense were as follows:

Three Months Ended March 31, 2021
Operating lease cost(a)	$49
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$49
Remaining lease term
Operating lease	0.5
Discount rate
Operating lease	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2021 (remainder of)	$97
Total minimum lease payments	97
Less imputed interest	—
Present value of lease liabilities	97
Less current portion	(97)
$—

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1,000,000 each. During 2018 and 2017, Anelixis issued $1,000,000 worth of its common stock in lieu of making a cash payment. There were no milestones achieved during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of March 31, 2021; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

In December 2015, the Licensors completed transfer of all technology, including the active Investigational New Drug application for OP0201 to the Company. The Company is obligated to pay up to $42.1 million in development and regulatory milestones if OP0201 is approved for three indications in the United States, two in Europe, and two in Japan. The Company is also obligated to pay up to $36.0 million in sales-based milestones, beginning with sales exceeding $1.0 billion in a calendar year. The Company is also obligated to pay a tiered royalty for a period up to eight years, on a country-by-country basis. The royalty ranges from a low-single to mid-single digit percentage of net sales. The Company made a $300,000 milestone payment in March 2019 related to the first patient enrolled in a phase 2 study. There were no other milestones achieved during the three months ended March 31, 2021.

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

On September 7, 2018, plaintiff filed an amended complaint. Defendants moved to dismiss the amended complaint on October 15, 2018. Plaintiff opposed defendants’ motion on November 19, 2018, defendants filed a reply in support of their motion on December 17, 2018, and plaintiff filed a sur-reply in support of his opposition on January 8, 2019. On February 18, 2020, the court held a hearing on defendants’ motion to dismiss. The court also ordered the parties to confer and notify it by March 10, 2020, if they reached an agreement to settle the case. On March 10, 2020, pursuant to the court’s order, the parties advised the court they did not agree on a settlement. On July 15, 2020, plaintiff filed a Notice of Supplemental Authority, and on July 21, 2020, defendants filed a response. On October 9, 2020, the court entered an order granting defendants’ motion to dismiss and dismissing the action in its entirety. Judgment was entered on October 14, 2020. On November 12, 2020, plaintiff filed a notice of appeal. On February 17, 2021, the parties submitted a stipulated motion to dismiss the appeal, following a settlement payment to plaintiff by the Company’s insurance carrier of an immaterial amount.  On February 18, 2021, the United States Court of Appeals for the First Circuit granted the motion, entered judgment dismissing the appeal, and issued the mandate.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2021.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On July 23, 2018, the Company filed a prospectus and prospectus supplement (the “2018 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Piper Jaffray & Co., up to $9.8 million in shares of its common stock. During the year ended December 31, 2020 and three months ended March 31, 2021, no shares were sold under the 2018 Prospectus.

Common Stock Warrants

As of March 31, 2021, a total of 846,939 warrants were exercisable into common stock. The shares of common stock underlying the warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Form S-1.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Total
Balance as of December 31, 2020	9,581	319,064	9,177	—	337,822
Issued	—	—	—	509,117	509,117
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Balance as of March 31, 2021	9,581	319,064	9,177	509,117	846,939

Preferred Stock Warrants

As of March 31, 2021, 55,853.875 warrants were exercisable into Series X1 Preferred Stock. Each share of Series X1 Preferred Stock is convertible into approximately 55.5556 shares of common stock. The shares of Series X1 Preferred Stock underlying the assumed and replaced warrants in connection with the Anelixis acquisition are expected to be converted into shares of Eledon common stock in the second fiscal quarter of 2021.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Warrants assumed and replaced in acquisition	Total
Balance as of December 31, 2020	55,583.875	55,583.875
Assumed and replaced	—	—
Exercised	—	—
Cancelled/Expired	—	—
Balance as of March 31, 2021	55,583.875	55,583.875

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

Following the Exchanges, the Company had 14,306,614 shares of Common Stock outstanding and 6,203.98 shares of Series X Preferred Stock outstanding, which are convertible into 344,663 shares of Common Stock (after rounding for fractional shares).

As of March 31, 2021, a total of 509,117 warrants were available for exercise. The shares of common stock underlying the registered direct placement agent warrants are registered for offer and sale under the Securities Act, pursuant to the Company’s effective registration statements on Form S-1.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Research and development	$685	$154
General and administrative	1,089	283
Total stock-based compensation	$1,774	$437

Note 7. Business Acquisition

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

Under the terms of the Merger Agreement, at the closing of the Merger, Eledon issued to the stockholders of Anelixis 175,488 shares of the common stock of Eledon, par value $0.001 per share and 140,026 shares of newly designated Series X1 Preferred Stock. Subject to stockholder approval, each share of Series X1 Preferred Stock is convertible into approximately 55.5556 shares of common stock. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC.

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

The Company determined that FASB Accounting Standards Codification Topic 805 (“ASC 805”), Business Combinations, is the authoritative guidance in accounting for this transaction and for determining whether Anelixis was a dormant, non-operating entity that would not meet the definition of a business under ASC 805. If Anelixis was not an operating entity, the acquisition would instead be considered a capital transaction and equivalent to the issuance of shares by Eledon for the net monetary assets of Anelixis accompanied by a recapitalization. Conversely, if Anelixis was determined to be a business, the acquisition method of accounting would apply and the difference between the acquisition date fair value of the total consideration transferred and the aggregate values assigned to the assets acquired and liabilities assumed would be recorded as goodwill.

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

Concurrently and in connection with the execution of the Merger Agreement, the Company entered into the Purchase Agreement with certain institutional and accredited investors. Pursuant to the Stock Purchase Agreement, the Company agreed to sell an aggregate of approximately 199,112 shares of Series X1 Preferred Stock for an aggregate purchase price of approximately $99.1 million in the Financing (collectively, the “Financing”). Eledon had commitments for an additional $9.0 million in equity financing that was contingent upon the satisfaction of certain incremental closing conditions, including stockholders’ approval of the issuance of the Company’s common stock upon the conversion of the Company’s Series X1 Preferred Stock and the effective registration of its common stock. The merger was a pre-requisite in order for the Financing to transpire; without the merger, those certain institutional and accredited investors would not have purchased the Company’s Series X1 convertible preferred stock.

On December 18, 2020, the Company held the Special Meeting, whereby the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020. As a result, approximately 231,068 shares of Series X1 Preferred Stock were converted into 12,837,056 shares of the Company’s common stock. As of March 31, 2021 and December 31, 2020, approximately 108,070 shares of Series X1 Preferred Stock remain outstanding.

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

 Purchase Price Allocation

The following is an allocation of purchase price as of the September 14, 2020 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Cash and cash equivalents	$11,035
Prepaid expenses and other current assets	26
Other non-current assets	11
Accounts payable	(580)
Accrued expenses and other liabilities	(205)
Deferred tax liability	(4,510)
Net identifiable assets acquired	5,777

Goodwill	48,648
Identifiable intangible assets	32,386
Net assets acquired	$86,811

Acquisition costs of approximately $2.9 million were included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Net loss and other comprehensive loss	$(8,499)	$(10,297)

The unaudited pro forma combined statements of operations for the three months ended March 31, 2021 and 2020 combine the historical statements of operations of Eledon and Anelixis, giving effect to the Merger as if it had occurred on January 1, 2020, the first day of the fiscal year ended December 31, 2020.

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

Additionally, the unaudited pro forma combined financial information does not reflect any merger-related expenses, which totaled approximately $30,000 during the period ended March 31, 2020. There were no merger related expenses during the period ended March 31, 2021.

Anelixis has not recognized any revenue since its acquisition by the Company.

8. Subsequent Events

The Company has evaluated events subsequent to March 31, 2021 through the filing date of this Quarterly Report on Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

On May 3, 2021, the Company amended its operating lease in Irvine, California, which was set to expire on September 31, 2021. The Company extended the term of the lease through December 31, 2022, effective October 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc. References to the term “Tokai” refer to Tokai Pharmaceuticals, Inc., the legal predecessor of the Company.

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons living with an autoimmune disease, requiring an organ or cell-based transplant, or living with amyotrophic lateral sclerosis (“ALS”). The company’s lead compound in development is AT-1501, an anti-CD40L antibody with high affinity for CD40 ligand (CD40L, also called CD154), a well-validated biological target with broad therapeutic potential. AT-1501 is a humanized IgG1 antibody engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. AT-1501 is a humanized IgG1 antibody engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The CD40L/CD40 pathway is widely recognized for its prominent role in immune regulation. CD40L is primarily expressed on activated CD4+ T cells, platelets and endothelial cells while the CD40 receptor is constitutively expressed on antigen presenting cells such as B cells, macrophages, and dendritic cells. By blocking CD40L and not the CD40 receptor, AT-1501 inhibits both the CD40 and CD11 costimulatory signaling pathways, providing the potential for improved efficacy compared to anti-CD40 receptor approaches. Blocking CD40L also increases polarization of CD4+ lymphocytes to Tregs, a specialized subpopulation of T cells that act to suppress an immune response, thus creating a more tolerogenic environment, which may also play a therapeutic role for autoimmune diseases and in the transplant setting.

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

Several historical studies have described the effects of anti-CD40L antibodies in nonhuman primate models of kidney transplant and shown that even short courses of anti CD40L therapy can prevent both acute rejection and long-term rejection in nonhuman primates with durable efficacy.

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

Historical studies in nonhuman primate models of islet cell transplantation have demonstrated that treatment with anti-CD40L antibodies induces long term islet cell function and graft survival, even as a monotherapy. AT-1501 has shown pre-clinical, proof-of-concept efficacy in a non-human primate model of type 1 diabetes, where animals undergoing ICT maintained glucose control and sustained levels of C-peptide with chronic AT-1501 treatment for up to a year. Compared to combination immunosuppressive therapy including CNIs, AT-1501 monotherapy was more effective in preventing long term islet cell rejection, associated with better graft function, and showed an improved safety profile.

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

COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, the operations of third parties upon whom we rely. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our productivity and disrupt our business. Although the impacts of COVID-19 have not been material to-date, we have experienced delays in certain preclinical studies and resulting delays in data collection and have also experienced inefficiencies in planning and executing trials due to our limited ability to conduct meetings with key third parties. In addition, in response to public health directives and orders, we have ceased all non-essential business travel and implemented optional work-from-home policies for all of our employees, resulting in limited business development and investor relations activities. The magnitude of such effects which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2021, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the SEC on March 31, 2021.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table provides comparative unaudited results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Variance
Operating expenses:
Research and development	$5,653	$1,648	4,005
General and administrative	3,352	1,730	1,622
Total operating expenses	9,005	3,378	5,627
Loss from operations	(9,005)	(3,378)	(5,627)
Other income, net	5	30	(25)
Warrant inducement expense	—	(4,829)	4,829
Loss before income tax benefit	(9,000)	(8,177)	(823)
Income tax benefit	501	—	501
Net loss	$(8,499)	$(8,177)	(322)

Research and Development Expenses

The increase in research and development expenses of $4.0 million for the three month period was primarily due to increases in costs related to the production of clinical trial materials and clinical costs as we advance our AT-1501 program of $2.3 million and $251,000, respectively, an increase in consulting services of $533,000, as well as increases in personnel costs of $400,000, and stock-based compensation costs of $531,000 due to increased headcount.

General and Administrative Expenses

The increase in general and administrative expenses of $1.6 million for the three month period was primarily due to increases in professional fees of $729,000, general operating costs of $45,000, as well as personnel costs and stock-based compensation costs of $75,000 and $806,000, respectively. The increases were offset by decreases in travel-related costs of $25,000 and litigation costs of $8,000.

Other Income, Net

The change in other income, net was due to a decrease in interest income of $19,000 and an increase in realized losses on foreign currency translation of $6,000 for the three months ended March 31, 2021.

Warrant Inducement Expense

In January 2020, the Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued.

Income Tax Benefit

The Company recognized an income tax benefit of $501,000 for the three months ended March 31, 2021 due to the current quarter change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash of $108.6 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(5,166)	$(2,197)
Net cash (used in) provided by financing activities	(450)	5,191
Net change in cash and cash equivalents	$(5,616)	$2,994

Comparison of the Three Months Ended March 31, 2021 and 2020

Net cash used in operating activities for the three months ended March 31, 2021 consisted primarily of our net loss of $8.5 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation and amortization totaling $1.8 million, as well as net deferred income taxes of $501,000. Additionally, cash used in operating activities for the three months ended March 31, 2021 reflected a net increase in cash from changes in operating assets and liabilities of $2.0 million, primarily due to an increase in our prepaid expenses and other assets of $159,000, an increase in our accounts payable and other accrued expenses of $2.2 million, and a decrease in operating lease liability of $47,000.

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

There was no cash provided by or used in the Company’s investing activities for the three months ended March 31, 2021 and 2020.

Net cash used in financing activities for the three months ended March 31, 2021 was comprised of $450,000 of offering costs accrued as of December 31, 2020 in connection with the sale of shares of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If AT-1501 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the three months ended March 31, 2021 is $8.5 million. As of March 31, 2021, the Company had cash and cash equivalents of $108.6 million, working capital of $106.0 million and an accumulated deficit of $88.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

3.1

Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014 (filed with the SEC as Exhibit 3.1 on the Company’s Current Report on Form 8-K filed on September 26, 2014).

3.2

Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017 (filed with the SEC as Exhibit 3.1 on the Company’s Current Report on Form 8-K filed on May 15, 2017).

3.3

Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017 (filed with the SEC as Exhibit 3.2 on the Company’s Current Report on Form 8-K filed on May 15, 2017).

3.4

Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020  (filed with the SEC as Exhibit 3.1 on the Company’s Current Report on Form 8-K filed on October 6, 2020).

3.5

Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021 (filed with the SEC as Exhibit 3.1 on the Company’s Current Report on Form 8-K filed on January 5, 2021).

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

10.1†

Executive Employment Agreement, dated March 1, 2021, between Eledon Pharmaceuticals, Inc. and Jon Kuwahara (filed with the SEC as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 31, 2021).

10.2†

Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little (filed with the SEC as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 31, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: May 13, 2021	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial Officer)