Form 10-Q
period 2021-06-30
Eledon Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 14,306,614 shares of the Registrant’s common stock outstanding.

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$101,133	$114,195
Prepaid expenses and other current assets	1,449	1,435
Total current assets	102,582	115,630
Operating lease asset, net	267	138
Goodwill	48,648	48,648
In-process research and development	32,386	32,386
Other assets	422	383
Total assets	$184,305	$197,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$857	$1,366
Current operating lease liability	179	144
Accrued expenses and other liabilities	1,641	973
Total current liabilities	2,677	2,483
Deferred tax liabilities	3,017	4,106
Non-current operating lease liability	90	—
Total liabilities	5,784	6,589

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 108,070 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series X preferred stock, $0.001 par value, 10,000 shares authorized; 6,204 and no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 14,306,614 and 15,160,397 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	14	15
Additional paid-in capital	274,783	270,974
Accumulated deficit	(96,276)	(80,393)
Total stockholders’ equity	178,521	190,596
Total liabilities and stockholders’ equity	$184,305	$197,185

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$4,242	$832	$9,895	$2,480
General and administrative	3,729	1,269	7,081	2,999
Restructuring expense	—	490	—	490
Total operating expenses	7,971	2,591	16,976	5,969
Loss from operations	(7,971)	(2,591)	(16,976)	(5,969)
Other income (expense), net	(1)	5	4	35
Warrant inducement expense	—	—	—	(4,829)
Loss before income tax benefit	(7,972)	(2,586)	(16,972)	(10,763)
Income tax benefit	588	—	1,089	—
Net loss and comprehensive loss	$(7,384)	$(2,586)	$(15,883)	$(10,763)
Net loss per share, basic and diluted	$(0.50)	$(2.74)	$(1.07)	$(11.31)
Weighted-average common shares outstanding, basic and diluted	14,815,731	943,419	14,823,348	951,352

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for preferred stock	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	3,808	—	3,808
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(15,883)	(15,883)
Balance as of June 30, 2021	108,070	$—	6,204	$—	14,306,614	$14	$274,783	$(96,276)	$178,521

Balance as of March 31, 2021	108,070	$—	6,204	$—	14,306,614	$14	$272,749	$(88,892)	$183,871
Stock-based compensation	—	—	—	—	—	—	2,034	—	2,034
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(7,384)	(7,384)
Balance as of June 30, 2021	108,070	$—	6,204	$—	14,306,614	$14	$274,783	$(96,276)	$178,521

Balance as of December 31, 2019	—	$—	—	$—	720,408	$1	$67,046	$(57,582)	$9,465
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	—	—	383,234	—	5,191	—	5,191
Issuance of common stock in connection with conversion of preferred stock	—	—	(3,285)	—	182,500	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—		—	1,389	—	—	—	—
Cancellation of common stock in connection with exchange for preferred stock	—	—	3,796	—	(210,889)	—	—	—	—
Warrant inducement expense	—	—	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	—	—	634	—	634
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,763)	(10,763)
Balance as of June 30, 2020	—	$—	511	$—	1,076,642	$1	$77,700	$(68,345)	$9,356

Balance as of March 31, 2020	—	$—	3,796	$—	892,753	$1	$77,503	$(65,759)	$11,745
Issuance of common stock in connection with conversion of preferred stock	—	—	(3,285)	—	182,500	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	1,389	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	197	—	197
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(2,586)	(2,586)
Balance as of June 30, 2020	—	$—	511	$—	1,076,642	$1	$77,700	$(68,345)	$9,356

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(15,883)	$(10,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	4
Amortization of operating lease asset	90	88
Warrant inducement expense	—	4,829
Stock-based compensation	3,808	634
Deferred tax liabilities	(1,089)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(53)	311
Accounts payable and accrued expenses	609	(233)
Operating lease liability	(94)	(88)
Net cash used in operating activities	(12,612)	(5,218)
Financing activities
Proceeds from exercise of warrants, net	—	5,191
Offering costs in connection with PIPE transaction	(450)	—
Net cash (used in) provided by financing activities	(450)	5,191
Net change in cash and cash equivalents	(13,062)	(27)
Cash and cash equivalents at beginning of period	114,195	8,791
Cash and cash equivalents at end of period	$101,133	$8,764
Supplemental disclosure of non-cash investing and financing activities
Common stock exchanged for warrants	$1	$—
Increase in operating lease asset and liability due to lease modification	$219	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) is a clinical stage biopharmaceutical company focused on discovering or acquiring, and then developing life-changing, targeted medicines for persons living with an autoimmune disease, requiring an organ or cell-based transplant, or living with amyotrophic lateral sclerosis (“ALS”). We believe that this approach has the potential to allow us to: develop more precise therapies with a resulting potential for both increased efficacy and safety; identify patients and indications more likely to respond to our treatment approaches; and pursue multiple indications for product candidates. The company’s lead compound in development is AT-1501, an IgG1, anti-CD40L antibody with high affinity for CD40 ligand (CD40L, also called CD154), a well-validated biological target with broad therapeutic potential. AT-1501 is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The central role of CD40/CD40L signaling in generating pro-inflammatory responses makes it an attractive candidate for therapeutic intervention in autoimmune disease, induction and maintenance of transplant tolerance, and neuroinflammation. Blocking the activation of the CD40L pathway prevents acute and long-term allograft transplant rejection in multiple animal species and ameliorates disease progression and pathology in preclinical models of autoimmunity and ALS. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we”, or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly-owned subsidiaries, on a consolidated basis.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021. The results of operations and comprehensive loss for the three and six months ended June 30, 2021 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $7.4 million and $15.9 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had cash and cash equivalents of $101.1 million, working capital of $99.9 million and an accumulated deficit of $96.3 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2021, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million of cash equivalents at June 30, 2021 and December 31, 2020.

Concentration of Credit Risk and Other Risks and Uncertainties

As of June 30, 2021 and December 31, 2020, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through June 30, 2021.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three and six months ended June 30, 2021 include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(7,384)	$(2,586)	$(15,883)	$(10,763)
Net loss per share, basic and diluted	$(0.50)	$(2.74)	$(1.07)	$(11.31)
Weighted-average number of common shares, basic and diluted	14,815,731	943,419	14,823,348	951,352

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of June 30, 2021 and 2020, common share equivalents of 5,089,938 shares and 457,442 shares were anti-dilutive, respectively.

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

The 2014 Plan was closed to new grants following the approval of the 2020 plan, and therefore, there were no longer any shares reserved for issuance under the 2014 Plan as of December 31, 2020. The number of shares reserved for issuance under the 2020 Plan and ESPP was 4,135,044 and 24,077 shares, respectively, as of June 30, 2021.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$627	$1,157
Prepaid clinical	641	89
Prepaid other	83	41
Insurance receivable	87	110
Other current assets	11	38
Total prepaid expenses and other current assets	$1,449	$1,435

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation and related expenses	$656	$31
Accrued severance	261	12
Accrued clinical	413	258
Accrued professional services	118	9
Accrued vacation	176	67
Accrued costs associated with PIPE financing	—	450
Accrued other	17	146
Total accrued expenses and other liabilities	$1,641	$973

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $63,000 and $47,000 for the three months ended June 30, 2021 and 2020, respectively, and $126,000 and $93,000 for the six months ended June 30, 2021 and 2020, respectively.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, which was set to expire on September 30, 2021. On May 3, 2021, the Company extended the term of the lease through December 31, 2022 by amending the office lease effective October 1, 2021. Additionally, the Company had operating leases for four serviced office spaces in Burlington, Massachusetts that expired on June 30, 2021, which have been converted to monthly leases. The Burlington, Massachusetts office leases are considered short-term leases and are not recorded on the condensed consolidated balance sheet.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term ranging from one month to eighteen months and do not include options to extend the leases for additional periods.

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

Six Months Ended June 30, 2021
Operating lease cost(a)	$98
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Six Months Ended June 30, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$97
Remaining lease term
Operating lease	1.5
Discount rate
Operating lease	3.18%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2021 (remainder of)	$94
2022	181
Total minimum lease payments	275
Less imputed interest	(6)
Present value of lease liabilities	269
Less current portion	(179)
$90

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1,000,000 each. During 2018 and 2017, Anelixis issued $1,000,000 worth of its common stock in lieu of making a cash payment. There were no milestones achieved during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $537,000 from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of June 30, 2021; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

Legal Matters

The Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company does not consider a liability probable and is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigation proceedings or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Legal Proceedings

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties or government regulators and we may, from time to time, make claims or take legal actions to assert our rights, including claims relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2021.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On March 31, 2021, the Company filed a prospectus and prospectus supplement (the “2021 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Jeffries LLC, up to $75.0 million in shares of its common stock. During the six months ended June 30, 2021, no shares were sold under the 2021 Prospectus.

Common Stock Warrants

As of June 30, 2021, a total of 846,939 warrants were exercisable into common stock. The shares of common stock underlying the warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Form S-1.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Total
Balance as of December 31, 2020	9,581	319,064	9,177	—	337,822
Issued	—	—	—	509,117	509,117
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Balance as of June 30, 2021	9,581	319,064	9,177	509,117	846,939

Preferred Stock Warrants

As of June 30, 2021, 55,853.875 warrants were exercisable into Series X1 Preferred Stock. Each share of Series X1 Preferred Stock is convertible into approximately 55.5556 shares of common stock.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Warrants assumed and replaced in acquisition	Total
Balance as of December 31, 2020	55,583.875	55,583.875
Assumed and replaced	—	—
Exercised	—	—
Cancelled/Expired	—	—
Balance as of June 30, 2021	55,583.875	55,583.875

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

Following the Exchanges, the Company had  6,203.98 shares of Series X Preferred Stock outstanding, which are convertible into 344,663 shares of Common Stock (after rounding for fractional shares).

As of June 30, 2021, a total of 509,117 warrants were available for exercise. The shares of common stock underlying the registered direct placement agent warrants are registered for offer and sale under the Securities Act, pursuant to the Company’s effective registration statements on Form S-1.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$785	$49	$1,470	$203
General and administrative	1,249	148	2,338	431
Total stock-based compensation	$2,034	$197	$3,808	$634

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

On December 18, 2020, the Company held the Special Meeting, whereby the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020. As a result, approximately 231,068 shares of Series X1 Preferred Stock were converted into 12,837,056 shares of the Company’s common stock. As of June 30, 2021 and December 31, 2020, approximately 108,070 shares of Series X1 Preferred Stock remain outstanding.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net loss and other comprehensive loss	$(3,430)	$(13,727)

The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2020 combine the historical statements of operations of Eledon and Anelixis, giving effect to the Merger as if it had occurred on January 1, 2020, the first day of the fiscal year ended December 31, 2020.

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

Additionally, the unaudited pro forma combined financial information does not reflect any merger-related expenses, which totaled approximately $9,000 and $39,000 during the three and six months ended June 30, 2020. There were no merger related expenses during the periods ended June 30, 2021.

Anelixis has not recognized any revenue since its acquisition by the Company.

8. Subsequent Events

The Company has evaluated events subsequent to June 30, 2021 through the filing date of this Quarterly Report on Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

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

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons living with an autoimmune disease, requiring an organ or cell-based transplant, or living with amyotrophic lateral sclerosis (“ALS”). The company’s lead compound in development is AT-1501, an IgG1, anti-CD40L antibody with high affinity for CD40 ligand (CD40L, also called CD154), a well-validated biological target with broad therapeutic potential. AT-1501 is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The CD40L/CD40 pathway is widely recognized for its prominent role in immune regulation. CD40L is primarily expressed on activated CD4+ T cells, platelets and endothelial cells while the CD40 receptor is constitutively expressed on antigen presenting cells such as B cells, macrophages, and dendritic cells. By blocking CD40L and not the CD40 receptor, AT-1501 inhibits both the CD40 and CD11 costimulatory signaling pathways, providing the potential for improved efficacy compared to anti-CD40 receptor approaches. Blocking CD40L also increases polarization of CD4+ lymphocytes to Tregs, a specialized subpopulation of T cells that act to suppress an immune response, thus creating a more tolerogenic environment, which may also play a therapeutic role for autoimmune diseases and in the transplant setting.

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

Autoimmune Nephritis

Autoimmune Nephritis refers to a group of autoimmune disorders associated with inflammation and eventual destruction of the kidney. These disorders include Lupus Nephritis (“LN”), focal segmental glomerulosclerosis (“FSGS”) and IgA Nephropathy (“IgAN”). Systemic lupus erythematosus, (“SLE”), is one of the largest autoimmune populations globally and up to an estimated 40 percent of people with SLE develop LN, which may lead to kidney dysfunction, dialysis and end stage renal disease. LN is an orphan disease with an estimated prevalence of between 65,000 and 120,000 persons in the United States. FSGS is also an orphan disease with an estimated prevalence of 40,000 people in the US and variable progression to end stage renal failure. FSGS results from renal podocyte injury associated with immune complex formation in the glomeruli. IgAN, also called Berger’s disease, is a type of glomerulonephritis that occurs when galactose-deficient IgA immune complexes build up in the kidneys, causing inflammation that ultimately damages kidney tissues. With an estimated prevalence of approximately 140,000 persons in the United States, IgAN is one of the most common, orphan, kidney diseases. There are currently no European Medicines Agency (“EMA”) or U.S. Food and Drug Administration (“FDA”) approved treatments for IgAN or FSGS, and only two approved by the FDA for LN, although immunosuppressants such as systemic steroids and CNIs are prescribed off-label.

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

COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, the operations of third parties upon whom we rely. The effects of government orders and public health restrictions, as well as our work-from-home policies may negatively impact our productivity and disrupt our business. As a result of this pandemic, we have experienced delays in certain studies and resulting delays in data collection and have also experienced inefficiencies in planning and executing trials. In addition, in response to public health directives and orders, we have limited non-essential business travel and implemented flexible work policies allowing for both in-office and work-from-home arrangements. The resurgence of COVID-19 cases, including highly contagious COVID-19 variants (e.g. the Delta variant), could force localities and countries to reinstate more severe restrictions to reduce the spread of the disease. The magnitude of such effects which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding or increase the cost of funding. Due to the rapidly evolving nature of the global situation, including the emergence and potential impact of new COVID-19 viral strains, it is not possible to predict the extent to which these conditions could adversely affect our liquidity, capital resources, and operations in the future.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2021, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the SEC on March 31, 2021.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table provides comparative unaudited results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020	$ Variance
Operating expenses:
Research and development	$4,242	$832	$3,410
General and administrative	3,729	1,269	2,460
Restructuring expense	—	490	(490)
Total operating expenses	7,971	2,591	5,380
Loss from operations	(7,971)	(2,591)	(5,380)
Other income (expense), net	(1)	5	(6)
Loss before income tax benefit	(7,972)	(2,586)	(5,386)
Income tax benefit	588	—	588
Net loss	$(7,384)	$(2,586)	$(4,798)

Research and Development Expenses

Research and development expenses increased $3.4 million, to $4.2 million for the three months ended June 30, 2021, as compared to $832,000 for the three months ended June 30, 2020. The increase was primarily due to increases in costs related to the production of clinical trial materials and clinical costs as we advance our AT-1501 program of $842,000 and $921,000, respectively, an increase in consulting services of $443,000, as well as increases in personnel costs of $435,000, and stock-based compensation costs of $735,000 due to increased headcount. Additionally, general operating costs and travel-related costs increased $21,000 and $12,000, respectively.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, to $3.7 million for the three months ended June 30, 2021, as compared to $832,000 for the three months ended June 30, 2020. The increase was primarily due to increases in stock-based compensation costs and personnel costs of $1.1 million and $750,000, respectively, due to increased headcount. The remaining increase of $650,000 was primarily due to legal fees and other professional costs associated with financing activities and higher insurance premiums, as well as general operating expenses.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in Acute Otitis Media, the board of directors of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. The Company incurred charges totaling $490,000 for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits. No restructuring expenses were recorded for the period ended June 30, 2021.

Other Income (Expense), Net

The change in other income (expense), net was due to an increase in realized losses on foreign currency translation of $6,000 for the three months ended June 30, 2021.

Income Tax Benefit

The Company recognized an income tax benefit of $588,000 for the three months ended June 30, 2021 due to the current quarter change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table provides comparative unaudited results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	$ Variance
Operating expenses:
Research and development	$9,895	$2,480	$7,415
General and administrative	7,081	2,999	4,082
Restructuring expense	—	490	(490)
Total operating expenses	16,976	5,969	11,007
Loss from operations	(16,976)	(5,969)	(11,007)
Other income, net	4	35	(31)
Warrant inducement expense	—	(4,829)	4,829
Loss before income tax benefit	(16,972)	(10,763)	(6,209)
Income tax benefit	1,089	—	1,089
Net loss	$(15,883)	$(10,763)	$(5,120)

Research and Development Expenses

Research and development expenses increased $7.4 million, to $9.9 million for the six months ended June 30, 2021 as compared to $2.5 million for the six months ended June 30, 2020. The increase was primarily due to increases in production of clinical trial materials and clinical costs for AT-1501 of $3.1 million and $1.2 million, respectively, as well as increases in personnel costs of $835,000, stock-based compensation costs of $1.3 million, and consulting costs of $976,000. Additionally, general operating costs and travel-related costs increased $24,000 and $14,000, respectively.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, to $7.1 million for the six months ended June 30, 2021, as compared to $3.0 million for the three months ended June 30, 2020. The increase was primarily due to increases in stock-based compensation costs and personnel costs of $1.9 million and $826,000, respectively, due to increased headcount. The remaining increase of $1.4 million was primarily due to legal fees and other professional costs associated with financing activities and higher insurance premiums and general operating expenses.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in Acute Otitis Media, the board of directors of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. The Company incurred charges totaling $490,000 for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits. No restructuring expenses were recorded for the period ended June 30, 2021.

Other Income, Net

The change in other income, net was primarily related to a decrease in interest income of $17,000, an increase of $12,000 in realized losses on foreign currency translation, and an increase of $2,000 in value added tax (“VAT”) paid in Israel for the six months ended June 30, 2020.

Warrant Inducement Expense

In January 2020, the Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued.

Income Tax Benefit

The Company recognized an income tax benefit of $1.1 million for the six months ended June 30, 2021 due to the year to date change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had cash and cash equivalents of $101.1 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(12,612)	$(5,218)
Net cash (used in) provided by financing activities	(450)	5,191
Net change in cash and cash equivalents	$(13,062)	$(27)

Comparison of the Six Months Ended June 30, 2021 and 2020

Net cash used in operating activities for the six months ended June 30, 2021 consisted primarily of our net loss of $15.9 million, partially offset by the net change in non-cash items consisting primarily of stock-based compensation, depreciation and amortization, and income tax benefits totaling $2.8 million. Additionally, cash used in operating activities for the six months ended June 30, 2021 reflected a net increase in cash from changes in operating assets and liabilities of $462,000, primarily due to an increase in our prepaid expenses and other assets of $53,000, an increase in our accounts payable and other accrued expenses of $609,000, and a decrease in operating lease liability of $94,000.

Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of our net loss of $10.8 million, partially offset by non-cash items consisting primarily of stock-based compensation and depreciation and amortization totaling $726,000, as well as warrant inducement expense of $4.8 million. Additionally, cash used in operating activities for the six months ended June 30, 2020 reflected a net decrease in cash from changes in operating assets and liabilities of $10,000, due to a decrease in accounts payable and accrued expenses as well as a decrease in operating lease liability, offset by a decrease in prepaid expenses and other assets.

There was no cash provided by or used in the Company’s investing activities for the six months ended June 30, 2021 and 2020.

Net cash used in financing activities for the six months ended June 30, 2021 was comprised of $450,000 of offering costs accrued as of December 31, 2020 in connection with the sale of shares of common stock and paid during the six months ended June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2021 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If AT-1501 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the six months ended June 30, 2021 is $15.9 million. As of June 30, 2021, the Company had cash and cash equivalents of $101.1 million, working capital of $99.9 million and an accumulated deficit of $96.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We currently do not have any products that have gained regulatory approval. We have invested substantially all our efforts and financial resources in product development, including funding our formulation development, manufacturing, nonclinical studies, and clinical trials. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for one of our or potential future additional product candidates.

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

Our business and its operations, including but not limited to ongoing or planned research and development activities, have been adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it, including governmental orders and public health restrictions, as well as work-from-home policies, have had effects that have and may continue to negatively impact productivity and disrupt our business. For example, we have experienced delays in certain studies, including our islet cell transplantation study in Canada, and resulting delays in data collection and have also experienced inefficiencies in planning and executing trials. In addition, in response to public health directives and orders, we have limited non-essential business travel and implemented flexible work policies allowing for both in-office and work-from-home arrangements. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could also impact personnel at the third parties on whom we are highly dependent for clinical trials as well as formulation and product development in the United States and other countries, or the timing, availability or cost of materials we use or require to conduct our business.

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
•

delays or continued delays in enrollment and trial execution, for example, because clinical trial sites may be unable to operate normally, or patients may elect to forego visits to medical facilities or to undertake voluntary medical procedures.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the formulation and commercialization of our product candidates.

Given the early stage of development for our product candidates, the risk of failure is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation and product development, and nonclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. There is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States and/or that subsequent studies will not match results seen in prior studies. It is impossible to predict when or if any of our product candidates will prove effective, safe and well-tolerated in humans or will receive regulatory approval.

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

Formulations used in early studies are not final formulations for commercialization. Additional changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies and may result in a delay in our clinical trials and commercialization activities.

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: August 12, 2021	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)