Form 10-Q
period 2021-09-30
Eledon Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 14,306,788 shares of the Registrant’s common stock outstanding.

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$94,041	$114,195
Prepaid expenses and other current assets	1,517	1,435
Total current assets	95,558	115,630
Operating lease asset, net	222	138
Goodwill	48,648	48,648
In-process research and development	32,386	32,386
Other assets	356	383
Total assets	$177,170	$197,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,598	$1,366
Current operating lease liability	177	144
Accrued expenses and other liabilities	2,271	973
Total current liabilities	4,046	2,483
Deferred tax liabilities	2,331	4,106
Non-current operating lease liability	45	—
Total liabilities	6,422	6,589

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 108,070 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Series X preferred stock, $0.001 par value, 10,000 shares authorized; 6,204 and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 14,306,788 and 15,160,397 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14	15
Additional paid-in capital	276,827	270,974
Accumulated deficit	(106,093)	(80,393)
Total stockholders’ equity	170,748	190,596
Total liabilities and stockholders’ equity	$177,170	$197,185

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$7,658	$615	$17,553	$3,095
General and administrative	2,848	3,731	9,929	6,730
Restructuring expense	—	1,802	—	2,292
Total operating expenses	10,506	6,148	27,482	12,117
Loss from operations	(10,506)	(6,148)	(27,482)	(12,117)
Other income, net	3	4	7	39
Warrant inducement expense	—	—	—	(4,829)
Loss before income tax benefit	(10,503)	(6,144)	(27,475)	(16,907)
Income tax benefit	686	—	1,775	—
Net loss and comprehensive loss	$(9,817)	$(6,144)	$(25,700)	$(16,907)
Net loss per share, basic and diluted	$(0.66)	$(5.51)	$(1.73)	$(16.81)
Weighted-average common shares outstanding, basic and diluted	14,815,852	1,114,133	14,820,822	1,006,008

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X1 Non-Voting Convertible Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	—	$—	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for preferred stock	—	—	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,851	—	5,851
Stock options exercised	—	—	—	—	—	—	174	—	1	—	1
Net loss and other comprehensive loss	—	—	—	—	—	—	—	—	—	(25,700)	(25,700)
Balance as of September 30, 2021	—	$—	108,070	$—	6,204	$—	14,306,788	$14	$276,827	$(106,093)	$170,748

Balance as of June 30, 2021	—	$—	108,070	$—	6,204	$—	14,306,614	$14	$274,783	$(96,276)	$178,521
Stock-based compensation	—	—	—	—	—	—	—	—	2,043	—	2,043
Stock options exercised	—	—	—	—	—	—	174	—	1	—	1
Net loss and other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,817)	(9,817)
Balance as of September 30, 2021	—	$—	108,070	$—	6,204	$—	14,306,788	$14	$276,827	$(106,093)	$170,748

Balance as of December 31, 2019	—	$—	—	$—	—	$—	720,408	$1	$67,046	$(57,582)	$9,465
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	—	—	—	—	404,068	—	5,191	—	5,191
Issuance of common stock in connection with conversion of preferred stock	—	—	—	—	(3,285)	—	182,500	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	3,056	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	175,488	—	1,194	—	1,194
Cancellation of common stock in connection with exchange for preferred stock	—	—	—	—	3,796	—	(210,889)	—	—	—	—
Issuance of preferred stock in connection with acquisition	140,026	69,723	—	—	—	—	—	—	—	—	—
Issuance of preferred stock in connection with PIPE transaction, net of issuance costs	199,112	95,226	—	—	—	—	—	—	—	—	—
Fair value of options assumed in acquisition	—	—	—	—	—	—	—	—	3,278	—	3,278
Fair value of warrants assumed in acquisition	—	—	—	—	—	—	—	—	12,944	—	12,944
Warrant inducement expense	—	—	—	—	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	—	—	—	—	1,512	—	1,512
Net loss and other comprehensive loss	—	—	—	—	—	—	—	—	—	(16,907)	(16,907)
Balance as of September 30, 2020	339,138	$164,949	—	$—	511	$—	1,274,631	$1	$95,994	$(74,489)	$21,506

Balance as of June 30, 2020	—	$—	—	$—	511	$—	1,076,642	$1	$77,700	$(68,345)	$9,356
Issuance of common stock in connection with cashless exercise of warrants	—	—	—	—	—	—	20,834	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	1,667	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	175,488	—	1,194	—	1,194
Issuance of preferred stock in connection with acquisition	140,026	69,723	—	—	—	—	—	—	—	—	—
Issuance of preferred stock in connection with PIPE transaction, net of issuance costs	199,112	95,226	—	—	—	—	—	—	—	—	—
Fair value of options assumed in acquisition	—	—	—	—	—	—	—	—	3,278	—	3,278
Fair value of warrants assumed in acquisition			—	—	—	—	—	—	12,944	—	12,944
Stock-based compensation	—	—	—	—	—	—	—	—	878	—	878
Net loss and other comprehensive loss	—	—	—	—	—	—	—	—	—	(6,144)	(6,144)
Balance as of September 30, 2020	339,138	$164,949	—	$—	511	$—	1,274,631	$1	$95,994	$(74,489)	$21,506

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(25,700)	$(16,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	5
Amortization of operating lease asset	134	133
Warrant inducement expense	—	4,829
Stock-based compensation	5,851	1,512
Deferred tax liabilities	(1,775)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(55)	771
Accounts payable and accrued expenses	1,980	4,011
Operating lease liability	(140)	(133)
Net cash used in operating activities	(19,705)	(5,779)
Investing activities
Cash and cash equivalents received from acquisition	—	11,035
Net cash provided by investing activities	—	11,035
Financing activities
Proceeds from issuances of non-voting preferred stock, net	—	95,226
Proceeds from exercise of warrants, net	—	5,191
Proceeds from exercise of stock options	1	—
Offering costs in connection with PIPE transaction	(450)	—
Net cash (used in) provided by financing activities	(449)	100,417
Net change in cash and cash equivalents	(20,154)	105,673
Cash and cash equivalents at beginning of period	114,195	8,791
Cash and cash equivalents at end of period	$94,041	$114,464
Supplemental disclosure of non-cash investing and financing activities
Common stock exchanged for warrants	$1	$—
Increase in operating lease asset and liability due to lease modification	$219	$—
Issuance of common stock in acquisition	$—	$1,194
Issuance of non-voting convertible preferred stock in acquisition	$—	$69,723
Fair value of options assumed in acquisition	$—	$3,278
Fair value of warrants assumed in acquisition	$—	$12,944

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) is a clinical stage biopharmaceutical company focused on discovering or acquiring, and then developing life-changing, targeted medicines for persons requiring an organ or cell-based transplant, living with autoimmune disease, or living with amyotrophic lateral sclerosis (“ALS”). We believe that this approach has the potential to allow us to: develop more precise therapies with a resulting potential for both increased efficacy and safety; identify patients and indications more likely to respond to our treatment approaches; and pursue multiple indications for product candidates. The Company’s lead compound in development is AT-1501, an IgG1, anti-CD40L antibody with high affinity for CD40 ligand (CD40L, also called CD154), a well-validated biological target with broad therapeutic potential. AT-1501 is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The central role of CD40/CD40L signaling in generating pro-inflammatory responses makes it an attractive candidate for therapeutic intervention in autoimmune disease, induction and maintenance of transplant tolerance, and neuroinflammation. Blocking the activation of the CD40L pathway prevents acute and long-term allograft transplant rejection in multiple animal species and ameliorates disease progression and pathology in preclinical models of autoimmunity and ALS. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we”, or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly-owned subsidiaries, on a consolidated basis.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021. The results of operations and comprehensive loss for the three and nine months ended September 30, 2021 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $9.8 million and $25.7 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had cash and cash equivalents of $94.0 million, working capital of $91.5 million and an accumulated deficit of $106.1 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2021, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million of cash equivalents at September 30, 2021 and December 31, 2020.

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2021 and December 31, 2020, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities through September 30, 2021.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three and nine months ended September 30, 2021, include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(9,817)	$(6,144)	$(25,700)	$(16,907)
Net loss per share, basic and diluted	$(0.66)	$(5.51)	$(1.73)	$(16.81)
Weighted-average number of common shares, basic and diluted	14,815,852	1,114,133	14,820,822	1,006,008

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. As of September 30, 2021 and 2020, common share equivalents of 674,295 shares and 1,828,531 shares were anti-dilutive, respectively.

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

The 2014 Plan was closed to new grants following the approval of the 2020 plan, and therefore, there were no longer any shares reserved for issuance under the 2014 Plan as of December 31, 2020. The number of shares reserved for issuance under the 2020 Plan and ESPP was 4,082,708 and 24,077 shares, respectively, as of September 30, 2021.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$359	$1,157
Prepaid clinical	1,097	89
Prepaid other	50	41
Insurance receivable	—	110
Other current assets	11	38
Total prepaid expenses and other current assets	$1,517	$1,435

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation and related expenses	$783	$31
Accrued severance	337	12
Accrued clinical	912	258
Accrued professional services	52	9
Accrued vacation	148	67
Accrued costs associated with PIPE financing	—	450
Accrued other	39	146
Total accrued expenses and other liabilities	$2,271	$973

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $63,000 and $50,000 for the three months ended September 30, 2021 and 2020, respectively, and $189,000 and $143,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, which was set to expire on September 30, 2021. On May 3, 2021, the Company extended the term of the lease through December 31, 2022, by amending the office lease effective October 1, 2021. Additionally, the Company had operating leases for four serviced office spaces in Burlington, Massachusetts that expired on June 30, 2021, which have been converted to monthly leases. The Burlington, Massachusetts office leases are considered short-term leases and are not recorded on the condensed consolidated balance sheet.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2021
Operating lease cost(a)	$145
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Nine Months Ended September 30, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$146
Remaining lease term
Operating lease	1.25
Discount rate
Operating lease	3.18%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter (in thousands):

Years ending

2021 (remainder of)	$45
2022	181
Total minimum lease payments	226
Less imputed interest	(4)
Present value of lease liabilities	222
Less current portion of operating lease liability	(177)
Non-current operating lease liability	$45

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

In addition to the milestone payments, the Company is required to pay ALSTDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement.

Furthermore, the Company shall pay ALSTDI fees based on reaching certain levels of annual net sales of any product produced with the patent rights. A royalty in the low single digits will be due on aggregate net sales. Upon the first calendar year of reaching $500.0 million in aggregate net sales, the Company shall pay ALS TDI a one-time milestone payment of $15.0 million. Upon the first calendar year of reaching $1.0 billion in aggregate net sales, the Company is obligated to pay ALSTDI a one-time milestone payment of $30.0 million.

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of September 30, 2021; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2021.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On March 31, 2021, the Company filed a prospectus and prospectus supplement (the “2021 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Jeffries LLC, up to $75.0 million in shares of its common stock. During the nine months ended September 30, 2021, no shares were sold under the 2021 Prospectus.

Common Stock Warrants

As of September 30, 2021, a total of 1,145,631 warrants were exercisable into common stock. The shares of common stock underlying the warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Form S-1.

On September 21, 2021, the Company issued warrants exercisable for 298,692 shares of common stock in exchange for warrants exercisable for 5,376.456 shares of Series X1 Non-Voting Convertible Preferred Stock (“Series X1 Preferred Stock”) previously issued as part of the Anelixis merger. These Series X1 Preferred Stock warrants were replaced by Eledon for the outstanding warrants issued by Anelixis that were not settled upon completion of the merger.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Warrants exchanged for preferred stock warrants	Total
Balance as of December 31, 2020	9,581	319,064	9,177	—	—	337,822
Issued	—	—	—	509,117	298,692	807,809
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—
Balance as of September 30, 2021	9,581	319,064	9,177	509,117	298,692	1,145,631

Preferred Stock Warrants

As of September 30, 2021, 50,207.419 warrants were exercisable into Series X1 Preferred Stock. Each share of Series X1 Preferred Stock is convertible into approximately 55.5556 shares of common stock.

The following table shows the warrant activity:

	Rollforward of Warrant Activity
	Warrants assumed and replaced in acquisition	Total
Balance as of December 31, 2020	55,583.875	55,583.875
Assumed and replaced	—	—
Exercised	—	—
Cancelled/Exchanged	(5,376.456)	(5,376.456)
Balance as of September 30, 2021	50,207.419	50,207.419

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

In addition, on December 31, 2020 the Company entered into an exchange agreement (the “Warrant Exchange Agreement,” and together with the Series X Exchange Agreement, the “Exchange Agreements”) with the BVF Exchanging Stockholders, pursuant to which the BVF Exchanging Stockholders exchanged (the “Warrant Exchange,” and together with the Series X Exchange, the “Exchanges”) 509,117 shares of the Common Stock for one or more pre-funded warrants to purchase an aggregate of 509,117 shares of the Common Stock at a nominal exercise price (the “Warrants”).

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

As of September 30, 2021, a total of 509,117 warrants were available for exercise. The shares of common stock underlying the registered direct placement agent warrants are registered for offer and sale under the Securities Act, pursuant to the Company’s effective registration statements on Form S-1.

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$872	$336	$2,342	$539
General and administrative	1,171	542	3,509	973
Total stock-based compensation	$2,043	$878	$5,851	$1,512

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

On December 18, 2020, the Company held the Special Meeting, whereby the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020. As a result, approximately 231,068 shares of Series X1 Preferred Stock were converted into 12,837,056 shares of the Company’s common stock. As of September 30, 2021 and December 31, 2020, approximately 108,070 shares of Series X1 Preferred Stock remain outstanding.

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

Purchase Price Allocation

The following is an allocation of purchase price as of the September 14, 2020, acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Revenue	$120	$120

Net loss and other comprehensive loss	$(5,375)	$(19,140)

The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 2020 combine the historical statements of operations of Eledon and Anelixis, giving effect to the Merger as if it had occurred on January 1, 2020, the first day of the fiscal year ended December 31, 2020.

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

Additionally, the unaudited pro forma combined financial information does not reflect any merger-related expenses, which totaled approximately $2.7 million during the three and nine months ended September 30, 2020. There were no merger related expenses during the periods ended September 30, 2021.

Anelixis has not recognized any revenue since its acquisition by the Company.

8. Subsequent Events

The Company has evaluated events subsequent to September 30, 2021 through the filing date of this Quarterly Report on Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

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

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biopharmaceutical company focused on discovering or acquiring, and then developing life-changing, targeted medicines for persons requiring an organ or cell-based transplant, living with autoimmune disease, or living with amyotrophic lateral sclerosis (“ALS”). The company’s lead compound in development is AT-1501, an IgG1, anti-CD40L antibody with high affinity for CD40 ligand (CD40L, also called CD154), a well-validated biological target with broad therapeutic potential. AT-1501 is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The CD40L/CD40 pathway is recognized for its prominent role in immune regulation. CD40L is primarily expressed on activated CD4+ T cells, platelets and endothelial cells while the CD40 receptor is constitutively expressed on antigen presenting cells such as B cells, macrophages, and dendritic cells. By blocking CD40L and not the CD40 receptor, AT-1501 inhibits both the CD40 and CD11 costimulatory signaling pathways, providing the potential for improved efficacy compared to anti-CD40 receptor approaches. Blocking CD40L also increases polarization of CD4+ lymphocytes to Tregs, a specialized subpopulation of T cells that act to suppress an immune response, thus creating a more tolerogenic environment, which may also play a therapeutic role for autoimmune diseases and in the transplant setting.

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

We have completed a single ascending dose Phase 1 study of AT-1501 in healthy volunteers and people with ALS. In this study, the doses of AT-1501 studied were well tolerated in healthy subjects and adults with ALS.  AT-1501 demonstrated low anti-drug antibody responses that were not dose related, linear dose proportionality across the dose ranges, and a half-life of up to 26 days.

We plan to develop AT-1501 in up to four indications: ALS, prevention of kidney allograft rejection, prevention of islet cell allograft rejection, and IgA Nephropathy. We selected our indications based on preclinical and clinical data that was generated with either our molecule or historical anti-CD40L molecules. In October 2020, we initiated a Phase 2a clinical trial of AT-1501 in ALS. In November 2020, we received clearance from Health Canada to proceed with the initiation of a Phase 2 clinical trial of AT-1501 in islet cell transplantation for the treatment of type 1 diabetes. In July 2021, we received clearance from Health Canada to proceed with initiation of a Phase 1b clinical trial of AT-1501 in patients undergoing kidney transplantation.

Prior to our acquisition of Anelixis, we had focused on developing medicines for patients with disorders of the ear, nose, and throat (“ENT”). In June 2020, we announced that our lead program did not achieve statistical significance for the primary efficacy endpoints in the treatment of acute otitis media. As a result of this failure to achieve the primary study endpoint, we suspended the clinical development of our legacy ENT assets while we assessed potential development strategies. Following the June 2020 announcement, we significantly curtailed development expenses as we sought to identify strategic alternatives that would maximize stockholder value. As a result of these activities, we acquired Anelixis and raised additional capital in September 2020, as described above.

Subsequent to our acquisition of Anelixis, we undertook a strategic review of the legacy ENT assets.  We concluded this review and determined that the best path forward was to terminate license agreements associated with these ENT assets and return the rights to the original license holders, which we did in July.  There was no financial impact to returning these assets.

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

Kidney transplantation: prevention of allograft rejection

Kidney transplantation is the most common type of solid organ transplantation in the United States with an estimated 200,000 Americans living with a transplanted kidney.  In 2019, an estimated 23,000 kidneys were transplanted in the U.S., of which 10-15% were re-transplants in persons that had already received at least one other kidney.  Over 90,000 people in the U.S. are waiting for a kidney transplant and in 2014, nearly 5,000 Americans died waiting for a kidney with another nearly 4,000 becoming too sick to receive a transplant.

Calcineurin inhibitor (“CNI”s) are a critical component of many immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to certain CNIs, including tacrolimus, is associated with nephrotoxicity, cardiotoxicity, an increase in opportunistic infections, increased malignancies, and an increase in diabetes due to pancreatic Beta cell toxicity. These liabilities may result in a requirement for reduced exposures to CNIs over long periods of time and a resulting decrease in the ability to prevent long-term rejection.

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

In July 2021, we received clearance from Health Canada to proceed with initiation of a Phase 1b clinical trial of AT-1501 as a replacement for tacrolimus (a CNI), as an immunosuppressive regimen component in patients undergoing kidney transplantation.

Islet cell transplantation (“ICT”): prevention of allograft rejection

Type 1 diabetes is a T cell mediated autoimmune disease with progressive loss of insulin producing pancreatic beta cells and affects over one million persons in the U.S. Of these individuals, an estimated 70,000 people have a particularly hard to control type 1 diabetes called Brittle Diabetes (“BT1D”) which is in part characterized by large swings in blood glucose levels and impaired awareness of hypoglycemia. Impaired awareness of hypoglycemia for people with type 1 diabetes is associated with severe hypoglycemic events which can lead to significant symptoms and even death. Pancreatic islet cell transplantation may be a therapeutic option for type 1 diabetes because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia. The advances made in this field over the past decade have improved patient outcomes, and the procedure has been evolving from an experimental treatment to a clinical treatment option. In November 2020, we received clearance from Health Canada to proceed with the initiation of a Phase 2 clinical trial of AT-1501 in islet cell transplantation for the treatment of type 1 diabetes.

A number of issues are believed to continue to hamper the overall success of ICT and to need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function often leads to the need for multiple donors in order for BTID patients to have optimal response to blood glucose levels and possibly achieve insulin independence. AT-1501 seeks to address the challenges associated with current ICT immunosuppressive regimens using CNI-based therapies, by replacing the CNIs with AT-1501. CD40L blockade may abolish many effector mechanisms of inflammation, prevent and intervene in the progression of alloimmunity, and instill transplant tolerance.

Historical studies in nonhuman primate models of islet cell transplantation have demonstrated that treatment with anti-CD40L antibodies induces long term islet cell function and graft survival, even as a monotherapy. AT-1501 has shown preclinical, proof-of-concept efficacy in a non-human primate model of type 1 diabetes, where animals undergoing ICT maintained glucose control and sustained levels of C-peptide with chronic AT-1501 treatment for up to a year. Compared to combination immunosuppressive therapy including CNIs, AT-1501 monotherapy was more effective in preventing long term islet cell rejection, associated with better graft function, and showed an improved safety profile.

IgA Nephropathy

IgA Nephropathy (“IgAN”) is the leading cause of glomerulonephritis. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of patients ultimately reach end stage renal disease (ESRD). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 140,000 persons in the United States, IgAN is one of the most common, orphan, kidney diseases. There are currently no European Medicines Agency (“EMA”) or U.S. Food and Drug Administration (“FDA”) approved treatments for IgAN.

The pathophysiology of IgAN has been well characterized, and based on its mechanism of action, AT-1501 has the potential to impact the disease process both upstream, at the source of the immune complexes, and downstream in the kidney itself, where it may reduce inflammation in the glomeruli. By disrupting multiple steps in the pathophysiology, AT-1501 has the potential to affect the clinical course of the disease and improve outcomes for patients. The inhibition of CD40L has been shown to be effective in models of multiple glomerulonephritides, including lupus nephritis and focal segmental glomerulosclerosis.

COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, the operations of third parties upon whom we rely. The effects of government orders and public health restrictions, as well as our work-from-home policies may negatively impact our productivity and disrupt our business. As a result of this pandemic, we have experienced delays in certain studies and resulting delays in data collection, and have also experienced inefficiencies in planning and executing trials. In addition, in response to public health directives and orders, we have limited non-essential business travel and implemented flexible work policies allowing for both in-office and work-from-home arrangements. The resurgence of COVID-19 cases, including highly contagious COVID-19 variants (e.g. the Delta variant), could force localities and countries to reinstate more severe restrictions to reduce the spread of the disease. The magnitude of such effects which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2021, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the SEC on March 31, 2021.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table provides comparative unaudited results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Variance
Operating expenses:
Research and development	$7,658	$615	$7,043
General and administrative	2,848	3,731	(883)
Restructuring expense	—	1,802	(1,802)
Total operating expenses	10,506	6,148	4,358
Loss from operations	(10,506)	(6,148)	(4,358)
Other income, net	3	4	(1)
Loss before income tax benefit	(10,503)	(6,144)	(4,359)
Income tax benefit	686	—	686
Net loss	$(9,817)	$(6,144)	$(3,673)

Research and Development Expenses

Research and development expenses increased $7.0 million, to $7.7 million for the three months ended September 30, 2021, as compared to $0.6 million for the three months ended September 30, 2020. The increase was primarily due to increases in costs related to the production of clinical trial materials and clinical costs of $3.2 million and $1.8 million, respectively, as we advance our AT-1501 program, an increase in consulting costs of $0.8 million, as well as increases in personnel costs of $0.7 million, and stock-based compensation costs of $0.5 million, due to increased headcount.

General and Administrative Expenses

General and administrative expenses decreased $0.9 million, to $2.8 million for the three months ended September 30, 2021, as compared to $3.7 million for the three months ended September 30, 2020. The decrease was primarily due to $2.2 million of merger related expenses that were incurred in the three months ended September 30, 2020. No merger related expenses were recorded for the three months ended September 30, 2021. This was partially offset by an increase in stock-based compensation costs and personnel costs of $0.6 million and $0.3 million, respectively, due to increased headcount. The remaining increase of $0.4 million was primarily due to an increase in legal fees and professional costs, higher insurance premiums, as well as higher general operating expenses.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in acute otitis media, the Board of the Company approved a reduction in force. Following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. Additionally, on September 3, 2020, the board of directors (the “Board”) of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation was effective as of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company incurred charges totaling $1.8 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits for the three months ended September 30, 2020. No restructuring expenses were recorded for the three months ended September 30, 2021.

Other Income, Net

The decrease in other income, net, was primarily due to a decrease in interest income for the three months ended September 30, 2021.

Income Tax Benefit

The Company recognized an income tax benefit of $0.7 million for the three months ended September 30, 2021 due to the current quarter change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Variance
Operating expenses:
Research and development	$17,553	$3,095	$14,458
General and administrative	9,929	6,730	3,199
Restructuring expense	—	2,292	(2,292)
Total operating expenses	27,482	12,117	15,365
Loss from operations	(27,482)	(12,117)	(15,365)
Other income, net	7	39	(32)
Warrant inducement expense	—	(4,829)	4,829
Loss before income tax benefit	(27,475)	(16,907)	(10,568)
Income tax benefit	1,775	—	1,775
Net loss	$(25,700)	$(16,907)	$(8,793)

Research and Development Expenses

Research and development expenses increased $14.5 million, to $17.6 million for the nine months ended September 30, 2021 as compared to $3.1 million for the nine months ended September 30, 2020. The increase was primarily due to increases in production of clinical trial materials and clinical costs for AT-1501 of $6.3 million and $3.0 million, respectively, as well as increases in personnel costs of $1.6 million and stock-based compensation costs of $1.8 million, due to increased headcount, and consulting costs of $1.8 million.

General and Administrative Expenses

General and administrative expenses increased $3.2 million, to $9.9 million for the nine months ended September 30, 2021, as compared to $6.7 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in stock-based compensation costs and personnel costs of $2.5 million and $1.1 million, respectively, due to increased headcount, as well as legal and professional costs, higher insurance premiums and general operating expenses of $1.8 million. This was partially offset by a decrease of merger related expenses of $2.2 million that were incurred in the nine months ended September 30, 2020.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in acute otitis media, the Board of the Company approved a reduction in force. The restructuring was completed on June 30, 2020. Following the acquisition of Anelixis, the severance terms of certain terminated employees were modified.  Additionally, on September 3, 2020, the Board of the Company accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation was effective as of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company incurred charges totaling $2.3 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.  No restructuring expenses were recorded for the nine months ended September 30, 2021.

Other Income, Net

The change in other income, net, was related to a decrease in interest income and an increase in realized losses on foreign currency translation for the nine months ended September 30, 2020.

Warrant Inducement Expense

In January 2020, the Company recognized warrant inducement expense of $4.8 million as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued.

Income Tax Benefit

The Company recognized an income tax benefit of $1.8 million for the nine months ended September 30, 2021 due to the year to date change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had cash and cash equivalents of $94.0 million, consisting of readily available cash in bank accounts. While we believe our cash is not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

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

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(19,705)	$(5,779)
Net cash provided by investing activities	—	11,035
Net cash (used in) provided by financing activities	(449)	100,417
Net change in cash and cash equivalents	$(20,154)	$105,673

Comparison of the Nine Months Ended September 30, 2021 and 2020

Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of our net loss of $25.7 million, and a decrease in the deferred tax liability of $1.8 million, partially offset by non-cash items consisting of stock-based compensation of $5.9 million, and amortization of operating lease assets of $0.1 million. Additionally, cash used in operating activities for the nine months ended September 30, 2021 reflected a net increase in cash from changes in operating assets and liabilities of $1.8 million. The increase in cash from changes in operating assets and liabilities was primarily due to an increase in accounts payable and other accrued expenses of $2.0 million, partially offset by an increase in prepaid and other assets as well as an increase in operating lease assets, net of lease liabilities, totaling $0.2 million.

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

There was no cash provided by or used in the Company’s investing activities for the nine months ended September 30, 2021.

Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of cash and cash equivalents received from the acquisition of Anelixis.

Net cash used in financing activities for the nine months ended September 30, 2021 was comprised of $0.5 million of offering costs accrued as of December 31, 2020 in connection with the sale of shares of common stock and paid during the nine months ended September 30, 2021.

Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily comprised of $95.2 million in net proceeds from the 2020 Purchase Agreement for the sale of 199,112 shares of Series X1 preferred stock and $5.2 million in net proceeds from the exercise of warrants by stockholders to purchase approximately 0.4 million shares of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021 in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If AT-1501 or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the nine months ended September 30, 2021 is $25.7 million. As of September 30, 2021, the Company had cash and cash equivalents of $94.0 million, working capital of $91.5 million and an accumulated deficit of $106.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

If approved, we expect AT-1501 will face competition from other FDA-approved therapeutics for the treatment of IgAN, Lupus Nephritis (“LN”) or focal segmental glomerulosclerosis (“FSGS”), including LUPKYNIS™ and BENLYSTA®, and numerous other branded and generic medicines are already being used “off-label” to treat them.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Eledon Pharmaceuticals, Inc.

Date: November 12, 2021	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)