Form 10-K
period 2021-12-31
Eledon Pharmaceuticals, Inc.
filed 2022-03-24
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36620

ELEDON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19900 MacArthur Boulevard, Suite 550 Irvine, California	92612
(Address of principal executive offices)	(Zip code)

(949) 238-8090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.001 par value	ELDN	Nasdaq Capital Market

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $113,157,343, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 22, 2022, the registrant had 14,306,788 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2021, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, Annual Report, unless the context requires otherwise, “Eledon”, the "Company", "we", "our", and "us" means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all wholly owned subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements in this Annual Report on Form 10-K about the Company’s future expectations, plans and prospects, including statements about its strategy, future operations, development of its product candidates, the review of strategic alternatives and the outcome of such review and other statements containing words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, constitute forward-looking statements, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•	our product development plans, expectations for and the timing of commencement, enrollment, completion, data, and release of results of clinical trials for our product candidates;
•	our estimates regarding expenses, capital requirements and needs for additional financing;
•	our strategies with respect to our preclinical and clinical development programs;
•	our plans, strategy and timing to obtain and maintain regulatory approvals of our product candidates;
•	expectations about our future financial performance or condition.

Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including the factors listed under “Risk Factor Summary” below. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

•

Delays or difficulties in the enrollment of patients in clinical trials could delay or prevent our receipt of necessary regulatory approvals and increase expenses for the development of our product candidates.

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

•

Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, disruptions, or incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations

•

Even if any of our product candidates receives marketing approval, we may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.

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

•	Our stock price could be volatile as holders of our preferred stock and warrants become able to convert their shares to common stock and sell these shares in the open market.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
•

Provisions in our corporate charter and under Delaware law could make an acquisition of the Company more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business.

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons requiring an organ or cell-based transplant, living with autoimmune disease, or living with amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is AT-1501, an IgG1, anti-CD40L antibody with high affinity for CD40 Ligand (“CD40L”, also called “CD154”), a well-validated biological target that we believe has broad therapeutic potential.

AT-1501 is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The CD40L/CD40 pathway is recognized for its prominent role in immune regulation. CD40L is primarily expressed on activated CD4+ T cells, platelets and endothelial cells while the CD40 receptor is constitutively expressed on antigen presenting cells such as macrophages and dendritic cells, as well as B cells. By blocking CD40L and not the CD40 receptor, AT-1501 inhibits both the CD40 and CD11 costimulatory signaling pathways, providing the potential for improved efficacy compared to anti-CD40 receptor approaches. Blocking CD40L also increases polarization of CD4+ lymphocytes to Tregs, a specialized subpopulation of T cells that act to suppress an immune response, thus creating a more tolerogenic environment, which may play a therapeutic role for autoimmune diseases and in the transplant setting.

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

We plan to develop AT-1501 in up to four indications: ALS, prevention of kidney allograft rejection, prevention of islet cell allograft rejection, and IgA Nephropathy (“IgAN”). We selected our indications based on preclinical and clinical data that was generated with either our molecule or historical anti-CD40L molecules. In October 2020, we initiated a Phase 2a clinical trial of AT-1501 in ALS. In November 2020, we received clearance from Health Canada to proceed with the initiation of a Phase 2a clinical trial of AT-1501 for people with type 1 diabetes undergoing islet cell transplantation. In July 2021, we received clearance from Health Canada to proceed with initiation of a Phase 1b clinical trial of AT-1501 in patients undergoing kidney transplantation. In November 2021, we received investigational new drug (“IND”) clearance from the FDA for a Phase 2a clinical trial of AT-1501 for people with type 1 diabetes undergoing islet cell transplantation in the United States. In December 2021, we received approval for a Phase 1b clinical trial of AT-1501 in kidney transplantation in the United Kingdom and received regulatory approvals for a Phase 2a clinical trial of AT-1501 in IgAN in Australia and New Zealand.

In January 2022, the United States Adopted Names (“USAN”) Council adopted “tegoprubart” as the unique non-proprietary name for AT-1501. Going forward, Eledon will generally use tegoprubart in reference to AT-1501.

Prior to our acquisition of Anelixis, we focused on developing medicines for patients with disorders of the ear, nose, and throat (“ENT”). In June 2020, we announced that our lead program did not achieve statistical significance for the primary efficacy endpoints in the treatment of acute otitis media. As a result of this failure to achieve the primary study endpoint, we suspended the clinical development of our legacy ENT assets while we assessed potential development strategies. Following the June 2020 announcement, we significantly curtailed development expenses as we sought to identify strategic alternatives that would maximize stockholder value. As a result of these activities, we acquired Anelixis and raised additional capital in September 2020, as described above.

Subsequent to our acquisition of Anelixis, we undertook a strategic review of the legacy ENT assets. We concluded this review and determined that the best path forward was to terminate license agreements associated with these ENT assets and return the rights to the original license holders, which we did in July 2021. There was no financial impact to returning these assets.

Amyotrophic Lateral Sclerosis

ALS is a progressive, paralytic disorder characterized by degeneration of motor neurons in the brain and spinal cord. In the U.S., the incidence is estimated at approximately 5,000 cases per year with a prevalence of approximately 30,000 cases overall. Despite 2 approved drugs, in most cases, death from respiratory failure occurs approximately 3 to 5 years after diagnosis, with 50% of patients living at least 3 years from diagnosis and only 20% of patients living at least 5 years from diagnosis.

While the exact pathogenic mechanism of ALS is still not fully understood, there is strong evidence indicating that neuroinflammation plays an important role in the disease’s pathogenesis. Neuroinflammation in ALS is characterized by the infiltration of lymphocytes and macrophages into the central nervous system, and the activation of microglia and reactive astrocytes. Reactive astrocytes and microglia as well as infiltrating lymphocytes, dendritic cells, monocytes, macrophages, and immune complexes have been identified in cerebrospinal fluid and neural tissues in both animal models of ALS and at autopsy in ALS patients.

Tegoprubart is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that tegoprubart binds to CD40L in human cells and blocks CD40L binding on APCs and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody, MR1, prolonged survival and delayed the onset of neurological disease progression. These clinical manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models (Figure 1).

Figure 1: Blocking CD40L Improves Survival and Pathophysiology Associated with ALS

Figure 1: Anti-CD40L (“MR1”) treatment decreases CD68+ macrophages, improves neuromuscular junction occupancy and improves motor neuron survival. (A) Quantification of reduction of CD68+ macrophages by anti-CD40L treatment at day 100. (White bar, control IgG); gray bar (anti-CD40L–treatment); black bar (untreated age-matched non-transgenic mice) (B) Quantification of neuromuscular occupancy in SOD1 mice prior to overt symptoms (day 70) versus after symptom onset (day 85) treated with an IgG control antibody (vehicle) or anti-CD40L antibody. (C) Quantitative comparison of lumbar spinal cord motor neuron counts per mm2 in IgG vehicle control (White bar) versus anti-CD40L treated mice (grey bar) at day 100 (Lincecum, 2010).

In October 2020, we initiated a Phase 2a, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of tegoprubart in adult subjects with ALS. Fifty-four subjects with ALS have been enrolled into the study in the United States and Canada at 13 ALS treatment sites. Ascending doses of tegoprubart are being administered as IV infusions to four sequentially enrolling cohorts. The first two cohorts consisted of nine participants, and the last two cohorts of 18 participants each. All enrolled subjects are to receive six bi-weekly infusions of tegoprubart over a 12-week study period. Blood samples for target engagement, and exploratory biomarkers for inflammation and neurodegeneration are being taken and analyzed. Participant-focused clinical outcomes will also be assessed. We completed enrollment in all four cohorts in December 2021.

Kidney transplantation: prevention of allograft rejection

Kidney transplantation is the most common type of solid organ transplantation in the United States with an estimated 227,000 Americans living with a transplanted kidney. In 2019, an estimated 23,000 kidneys were transplanted, of which up to 15% were re-transplants in persons that had already received at least one other kidney. Over 90,000 people in the U.S. are waiting for a kidney transplant and in 2014, nearly 5,000 Americans died waiting for a kidney with another nearly 4,000 becoming too sick to receive a transplant.

Calcineurin inhibitor (“CNI”s) are a critical component of many immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to certain CNIs including tacrolimus is associated with nephrotoxicity, cardiotoxicity, new onset diabetes due to pancreatic Beta cell toxicity and an increase in both opportunistic infections and malignancies. Over time, these CNI side effects may significantly damage transplanted kidneys or result in a requirement for reduced exposures to CNIs and a resulting potential decrease in the ability to prevent long-term rejection.

Tegoprubart seeks to address challenges associated with current immunosuppressive transplantation regimens using CNI-based therapies. The ability to prevent acute and chronic transplant rejection without the need for CNIs has the potential to transform the clinical management of preventing graft rejection by mitigating the adverse events associated with CNIs and improving long-term graft survival, thus potentially decreasing the need for repeat kidney transplants.

In aggregated data from the published studies referenced in Figure 2 below, non-human primates undergoing allograft renal transplantation receiving anti-CD40L monotherapy (e.g., 5c8, AI794, IDEC-131) had longer average survival than both those receiving anti-CD40 monotherapy (e.g., 4D11, cH5D12, Chi220, ASKP1240) and untreated controls (Figure 2).

Figure 2: Inhibition of CD40L improved survival vs. CD40 inhibition in non-human primate kidney transplantation monotherapy studies

Figure 2: Kaplan-Meir estimates of the probability of rejection free survival by treatment group from eleven published studies of allograft kidney transplant in non-human primates. Median survival of untreated animals is 6 days (red line), monotherapy anti CD40 treated animals 131 days (gray line), and monotherapy anti CD40L treated animals 352 days (blue line), log rank test P= 0.0001. (Kirk, 1999; Preston, 2005; Montgomery, 2002; Xu, 2001; Xu, 2002; Kanmaz, 2004; Kim 2017; Song, 2014; Aoyagi, 2009; Imai, 2007; Haanstra, 2003; Pearson, 2002; Cordoba 2015). Analysis not based on head-to-head comparison. Differences between any individual programs may vary.

In July 2021, the Company initiated a preclinical renal transplant study evaluating AT-1501 monotherapy in at least four non-human primates. In July 2021, the company received a No Objection Letter (NOL) from Health Canada for a Phase 1b clinical trial of tegoprubart, in 6 to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing kidney transplantation. In December 2021, we received approval for a Phase 1b clinical trial of tegoprubart, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing kidney transplantation in the United Kingdom.

Islet cell transplantation: prevention of allograft rejection

Type 1 diabetes is a T cell mediated autoimmune disease with progressive loss of insulin-producing pancreatic beta cells and affects over one million persons in the U.S. Of these individuals, an estimated 70,000 people have a particularly hard to control type 1 diabetes called Brittle Diabetes (“BT1D”), which is in part characterized by large swings in blood glucose levels and impaired awareness of hypoglycemia. Impaired awareness of hypoglycemia for people with type 1 diabetes is associated with severe hypoglycemic events which can lead to significant symptoms and even death. Pancreatic islet cell transplantation may be a therapeutic option for type 1 diabetes because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia. The advances made in this field over the past decade have improved patient outcomes.

A number of issues are believed to continue to hamper the overall success of islet cell transplantation and need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function often leads to the need for multiple transplant procedures in order for BT1D patients to have optimal response to blood glucose levels and possibly achieve insulin independence. We believe that treatment with tegoprubart will address the challenges associated with current islet cell transplantation immunosuppressive regimens using CNI-based therapies, by replacing the CNIs with tegoprubart. CD40L blockade may abolish many effector mechanisms of inflammation, prevent, and intervene in the progression of autoimmunity, and instill transplant tolerance without causing harm to islet cells.

Historical studies in nonhuman primate models of islet cell transplantation have demonstrated that treatment with anti-CD40L antibodies induces long term islet cell function and graft survival, even as a monotherapy. Tegoprubart has shown pre-clinical, proof-of-concept efficacy in a non-human primate model of type 1 diabetes, where animals undergoing islet cell transplantation maintained glucose control and sustained levels of C-peptide with chronic tegoprubart treatment for up to a year. Compared to combination immunosuppressive therapy including CNIs, tegoprubart monotherapy was more effective in preventing long term islet cell rejection, associated with better graft function, and showed an improved safety profile (Figure 3 and Figure 4).

Figure 3: Prolonged Graft Survival vs. CNI Containing Regimen (“CIS”) in a non-human primate islet cell transplant model

Mean Survival (Days)
400
350
300
250
200
150
100
50
0
CIS
(n=2)
Tegoprubart
(n=6)
CIS
(n=2)
Tegoprubart
(n=6)
Rejection Free
Survival
Overall Islet Graft
Survival

Figure 3: Non-human primates treated with tegoprubart (blue bars) had longer rejection free survival and longer overall graft survival vs CNI containing regimen (gray bars). (Kenyon, 2021).

Figure 4: Tegoprubart treatment was associated with improved health and superior metabolic control compared to CNI containing treatment

Figure 4: Left panel: Animals treated with tegoprubart had a statistically significant improvement in bodyweight post islet cell transplant compared to CNI treated animals. The improvement in bodyweight is associated with improved appetite in the tegoprubart treated animals (data not shown). Right panel: Animals treated with tegoprubart had improved metabolic control compared to animals treated with CNIs as shown by improved fasting and meal stimulated blood glucose levels as well as a statistically significant improvement in fasting and stimulated C peptide levels, a surrogate of improved islet cell function. (Kenyon, 2021)

In November 2020, we received clearance from Health Canada to proceed with the initiation of a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation. In November 2021, we received IND clearance from the FDA to proceed with the initiation of a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation in the United States.

IgA Nephropathy

IgAN is the leading cause of glomerulonephritis, a state of inflammation producing damage to the filtering part of the kidney. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of patients ultimately reach end stage renal disease (ESRD). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 150,000 persons in the United States, IgAN is one of the most common kidney diseases. There are currently no European Medicines Agency (“EMA”) approved treatments for IgAN, although in the United States budesonide was approved for use in IgAN by the FDA in December 2021.

The pathophysiology of IgAN has been well characterized, and based on its mechanism of action, tegoprubart has the potential to impact the disease process both upstream, at the source of the immune complexes, and downstream in the kidney itself, where it may reduce inflammation in the glomeruli. By disrupting multiple steps in the IgAN’s pathophysiology, tegoprubart has the potential to affect the clinical course of the disease and improve outcomes for patients. The inhibition of

CD40L has been shown to be effective in models of multiple glomerulonephritides, as measured by a reduction in proteinuria and were associated with a decrease in immune cell infiltrate into the glomeruli (Figure 5).

Figure 5: Blocking CD40L Improves Survival and Pathophysiology Associated with Autoimmune Nephritis

Figure 5: Effect of anti-CD40L in the SNF1 rodent model of Lupus. (A) The survival curves of anti-CD40L treated and HIg controls differ significantly (p < 0.001 by Wilcoxon test). Control mice receiving HIgG control die rapidly with the onset of severe nephritis, and all but one are dead by age 12 months while all anti-CD40L treated mice are alive when the study is terminated at age 15.5 months (Kalled, 1998). (B) Urine was monitored weekly for proteinuria. Proteinuria was scored as follows: 0.5+ (15 to 30 mg/dl); 1+ (30 mg/dl); 2+ (100 mg/dl); 3+ (300 mg/dl) and 4+ (>20000 mg/dl). The proportion of mice with => +3 proteinuria differed significantly between anti-CD40L treated and HIg controls at all timepoints (p < 0.001 by x2 test). Controls that did not have => 3+ proteinuria at the start of treatment became 4+ soon after, as opposed to anti-CD40L treated mice where the proteinuria levels of six of seven mice declined and only one mouse developed 3+ proteinuria (Kalled, 1998). (C) MR1 treatment was associated with a significant reduction in the number of infiltrating macrophages. The number of infiltrating CD4+ and CD8+ cells was not statistically different from the Adriamycin alone group. Bars represent mean values + standard deviation. **P < 0.01 vs. Adriamycin alone group (Kairatis, 2003).

In December 2021, we received regulatory clearances to initiate a phase 2a study in IgAN in Australia and New Zealand, and plan to expand to other countries. The global study will include up to 42 subjects in a high dose and a low dose cohort, with endpoints starting at 24 weeks including change in urinary protein.

The competitive conditions faced by the Company are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.”

Intellectual Property

Eledon’s success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, novel discoveries, product technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain proprietary protection for our product candidates.

Our intellectual property portfolio includes issued patents and patent applications directed toward isolated antibodies and methods of treatment using the isolated antibodies that block the interaction of CD40L and CD40 to treat CD-40L related diseases or disorders. We have exclusive rights to three patent families. Two of the three families are directed to tegoprubart and related antibodies. The first family is directed to methods for treating amyotrophic lateral sclerosis with antibodies and includes two United States patents and 14 foreign patents (Japan, Hong Kong, Belgium, China, Germany, Denmark, Spain, Finland, France, Great Britain, Ireland, Italy, the Netherlands, and Sweden). The second family is directed to tegoprubart (JB5 in the patents/applications in this family). Tegoprubart is the current clinical candidate, with 14 pending applications, and issued/allowed patents including two issued United States patents, one allowed United States patent application, and a Russian patent. The third family is directed to tegoprubart with 15 pending applications, including one United States patent application. In the first family, the patents will expire in December 2029, absent any term adjustments or extensions. In the second family, any issued patent will expire in February 2036, absent any term adjustments or extensions. In the third family, any issued patent will expire in May 2038, absent any term adjustments or extensions.

Subsequent to our acquisition of Anelixis, we undertook a strategic review of the legacy ENT assets. We concluded this review and determined that the best path forward was to terminate license agreements associated with these ENT assets and return the rights to the original license holders, which we did in July 2021. There was no financial impact to returning these assets.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Eledon also protects its proprietary information by requiring its employees, consultants, contractors, and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. In addition, Eledon also requires confidentiality or service agreements from third parties that receive confidential information or materials.

See Note 5. Commitments and Contingencies of the consolidated financial statements included elsewhere herein under the caption “Grants and Licenses” for further information about the Company’s intellectual property.

Manufacturing

We do not own or operate manufacturing facilities for the production of tegoprubart or any future product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third parties for raw materials and the manufacturing of drug substance and drug product for nonclinical and clinical activities. As of the date of this Annual Report, we have not experienced any difficulty in obtaining raw materials required with respect to the manufacturing of tegoprubart. We believe we have enough drug substance and drug product on hand and manufacturing capacity with our third-party manufacturing providers to meet forecasted clinical trial demand.

We also rely on third parties to label, store and distribute drug product for our nonclinical and clinical trials.

Government Regulation

Government authorities in the United States, including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling, and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of pharmaceutical and biological products, such as those we are developing. Pricing of such products is also subject to regulation in many countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g., completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees were paid for tegoprubart in calendar 2021.

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

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003 (“PREA”) as amended, BLAs and NDAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs. The requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted. In the future we may seek pediatric approval for tegoprubart applications in connection with renal and islet cell transplantations, which may require the submission of a PSP.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. The Company received an orphan drug designation for tegoprubart for the treatment of ALS.

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

In some cases, a Pediatric Investigation Plan (“PIP”) or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults. A PIP will be submitted to EMA and other EU countries, as required. The PIP will need to be submitted early during product development before marketing authorization applications are submitted. The timing of PIP submission cannot be after initiation of pivotal trials or confirmatory (phase 3) trials. In the future we may seek pediatric approval for tegoprubart applications in connection with renal and islet cell transplantations, which may require the submission of a PIP.

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

Employees

As of March 21, 2022, Eledon had twelve employees, all of whom are full time. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

On September 14, 2020, the Company acquired Anelixis Therapeutics, Inc. (“Anelixis”), a Delaware Corporation, after which Anelixis became a wholly owned subsidiary of the Company. On January 4, 2021, the Company changed its name from Novus Therapeutics, Inc. to Eledon Pharmaceuticals, Inc.

Our executive offices are located at 19900 MacArthur Boulevard, Suite 550, Irvine, California 92612. The Company also has a research and development office in Burlington, Massachusetts. Our telephone number is (949) 238-8090 and our website is www.eledon.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2022 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We are a clinical stage biopharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates and pursuing nonclinical and clinical trials. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

In addition, as an early-stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To successfully market any of our product candidates, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2021 is $34.5 million. As of December 31, 2021, the Company had cash and cash equivalents of $84.8 million, working capital of $83.9 million and an accumulated deficit of $114.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We currently do not have any products that have gained regulatory approval. We have invested substantially all our efforts and financial resources in product development, including funding our formulation and device development, manufacturing, nonclinical studies, and clinical trials. A significant portion of our financial resources were devoted to the development of products for patients with disorders of the ear, nose, and throat, particularly our surfactant-based product for the treatment of Otitis Media; however, in June 2020 topline results from our phase 2a clinical trial of OP0201 nasal aerosol in infants and children with acute otitis media did not meet the primary efficacy endpoints in the trial and our board of directors (the “Board”) initiated a review of strategic alternatives that resulted in the acquisition of Anelixis, a privately held clinical stage biotechnology company with a single product candidate in clinical development (tegoprubart) and a second candidate in pre-clinical development (AT-2001). Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for one of our potential future additional product candidates.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute formulation, manufacturing, clinical, and nonclinical development activities;
•	manufacture drug product at commercial scale;
•	establish and confirm commercially acceptable stability (shelf-life) of our drug products;
•	in-license or acquire other product candidates and advance them through clinical development;
•	obtain required regulatory approvals for the development and commercialization of tegoprubart or other product candidates;
•	maintain, leverage, and expand our intellectual property portfolio;
•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain market acceptance for any approved and marketed drug products;

•	obtain and maintain adequate product pricing and reimbursement;
•	develop and maintain any strategic relationships we elect to enter; and
•	manage our spending as costs and expenses increase due to product manufacturing, nonclinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our or other product candidates, and our business will suffer.

The ongoing COVID-19 pandemic and actions taken in response to it have resulted and may continue to result in disruptions to our business operations, which could have a material adverse effect on our business.

Our business and operations, including but not limited to ongoing or planned research and development activities, have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it, including executive orders, shelter-in-place orders and work-from-home policies, have had effects that have and may continue to negatively impact productivity and disrupt our business.

In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our employees. We have been responsive to local guidelines in respect of the COVID-19 pandemic, which included shutting our offices for part of 2021 and having our employees work from home, re-opening in deliberate fashion following local guidelines, and installing COVID-19 plans and policies to be followed at our offices (including mask protocols, and limitations on attendance in common spaces).

In addition, our clinical trials have been affected by, and may continue to be affected by, the COVID-19 pandemic. Clinical site initiation and patient enrollment have been, and may continue to be, delayed due to the prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able to, and others may not be able to, comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

Our business may experience additional disruptions as a result of the COVID-19 pandemic that could severely impact our operations and development activities, including, but not limited to:

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

The further spread of COVID-19 and its effects, including actions to limit the spread of the illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions. The extent of the impact of COVID-19 on our business will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus, such as the Delta and Omicron variants), the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the effect of governmental regulations imposed in response to the pandemic and the magnitude and duration of global supply chain constraints, all of which are highly uncertain and ever-changing. Any of the foregoing factors, or other effects of the COVID-19 pandemic, could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

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

We may not be able to conduct clinical trials in some jurisdictions outside of the United States.

We expect to open clinical trial sites in regions outside the United States during 2022, including the European Union and the United Kingdom, and we may conduct future clinical trials in markets outside the United States. Our ability to conduct clinical trials at sites located outside the United States is subject to numerous risks unique to conducting business in jurisdictions outside the United States, including:

•	difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•	different local standards for the conduct of clinical trials;
•	difficulty in complying with various and complex import laws and regulations when shipping drugs to certain countries;
•	the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments;
•	lack of consistency in standard of care from country to country;
•	diminished protection of intellectual property in some countries;
•	instability in economic or political conditions, including inflation, recession and actual or anticipated military conflicts, social upheaval or political uncertainty;
•	foreign exchange fluctuations;
•	cultural differences in medical practice and clinical research; and
•	changes in country or regional regulatory requirements.

Additionally, Russia’s February 2022 invasion of Ukraine and the resulting imposition of economic and other sanctions by the United States, European Union and many other nations on Russia, individuals in Russia, Russian businesses and the Russian central bank, or any escalation of tensions in the region, could have a broader impact that expands into other countries. Although the length and impact of any military action and expansion of the conflict into other countries are highly unpredictable, if the conflict spreads or has effects on countries outside Ukraine and Russia, we may experience disruptions or delays in our plans to conduct clinical trial activities in affected regions outside the United States.

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

Tegoprubart is an early‑product candidate, and the side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through ongoing and future clinical trials and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims.

Although we have raised significant capital, we will require additional funding to be able to complete the development of our lead drug candidate and identify and develop new product candidates. If we are unable to raise capital when needed, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we incur expenses relating to the exploration of strategic options intended to maximize stockholder value, seek to identify new clinical candidates and potentially seek to partner, out-license or otherwise monetize our drug candidates. If we are unable to raise capital when needed or on attractive terms, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

Specifically, there are a number of companies developing competing anti-CD40 and anti-CD40L therapeutics, including Novartis, Boehringer Ingelheim, Astellas, AbbVie, Sanofi, UCB, Horizon Therapeutics (post acquisition of Viela Bio), Bristol Myers Squibb, and Kiniksa. All of these companies are larger than Eledon and have significantly greater resources to develop their drug candidates.

If approved, we expect that tegoprubart will face competition from numerous FDA-approved therapeutics for the prevention of transplant rejection, including PROGRAF®, ASTAGRAF XL®, ENVARSUS XR®, NULOJIX®, CELLCEPT®, MYFORTIC®, and numerous other branded and generic immunosuppressive agents. Multiple companies are working on islet cell and kidney transplant solutions that may ultimately potentially negate the need for immunosuppressive agents in these indications altogether.

If approved, we expect tegoprubart will face competition from other FDA-approved therapeutics for the treatment of LN, FSGS or IgAN, including TARPEYO™, LUPKYNIS™ and BENLYSTA®, SPARSENTAN, and numerous other branded and generic medicines are already being used “off-label” to treat them.

We expect that tegoprubart will face competition from FDA-approved therapeutics for the treatment of ALS including   RADICAVA®, RILUZOLE, and numerous other branded and generic immunosuppressive agents. Multiple pharmaceutical and biotechnology companies, including but not limited to Biogen, Ionis Pharmaceuticals, Alexion Pharmaceuticals, Orion Pharma, Orphazyme, AZTherapies, Voyager Therapeutics, Apic Bio, Brainstorm Cell Therapeutics, Cytokinetics, and Amylyx Pharmaceuticals are also working on competing ALS pharmaceutical, gene therapy and cell therapy approaches.

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we rely on third parties for the manufacturing of drug substance and drug product for nonclinical and clinical activities. Our manufacturing vendors utilize proprietary cell culture media, cell lines, buffers, manufacturing equipment, manufacturing supplies, and storage buffers for the manufacturing of tegoprubart and other product candidates. These materials are custom-made and available from only a limited number of sources. Although we believe that our third-party suppliers maintain a significant supply of these materials and equipment on hand, any sustained disruption in this supply, including as a result of operational disruptions related to the ongoing COVID-19 pandemic, could adversely affect our operations. We do not have any long-term agreements in place with our current suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining or in manufacturing, packaging or distributing approved product candidates could negatively impact our clinical trials.

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

In addition, we have acquired rights to tegoprubart and other product candidates through a license agreement with The ALS Therapy Development Institute, and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements may impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license or are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

Provisions in our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control of the Company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by stockholders to replace or remove the current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

•	establish a classified Board such that not all members of the Board are elected at one time;
•	allow the authorized number of our directors to be changed only by resolution of our Board;
•	limit the manner in which stockholders can remove directors from our Board;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;
•

authorize our Board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board; and

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located in Irvine, California. We lease approximately 5,197 square feet of office space under an operating lease that expires on December 31, 2022. Additionally, the company has an operating lease for approximately 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

Item 3. Legal Proceedings.

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time-to-time party to legal proceedings that arise in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “ELDN”.

As of March 21, 2022, there were approximately 35 stockholders of record of our common stock.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board may deem relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Special Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Legacy Operations and Acquisition of Anelixis Therapeutics, Inc.

On September 14, 2020, the Company completed the acquisition of Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and ALS. Concurrent with the Company’s acquisition of Anelixis on September 14, 2020, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the Company issued and sold approximately 199,112 shares of Series X1 Preferred Stock (the “PIPE Shares”) for an aggregate purchase price of approximately $99.1 million (the “Financing”). The Financing was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The proceeds from the private placement will be used to fund the Company’s operations, including up to four clinical trials of our lead asset, tegoprubart. At the closing of the Financing, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, on December 22, 2020, the Company registered the resale by certain selling stockholders of 12,065,875 shares of common stock, which may be issued upon conversion of the PIPE Shares under its effective shelf registration statement on Form S-3 (File No. 333-251305).

Prior to our acquisition of Anelixis, we had been focused on developing novel products for patients with disorders of the ear, nose, and throat (“ENT”). In June 2020, we announced that our lead program did not achieve statistical significance for the primary efficacy endpoints in the treatment of acute otitis media. As a result of this failure to achieve the primary study endpoint and expected need to reformulate the investigational drug, we suspended the clinical development of our legacy ENT assets while we assessed alternate development strategies, including the out-licensing or sale of these assets. Following the June 2020 announcement, we significantly curtailed development expenses as we sought to identify strategic alternatives that would maximize stockholder value. As a result of these activities, we acquired Anelixis and raised additional capital in September 2020, as described above.

Subsequent to our acquisition of Anelixis, we undertook a strategic review of the legacy ENT assets.  We concluded this review and determined that the best path forward was to terminate license agreements associated with these ENT assets and return the rights to the original license holders, which we did in July 2021. There was no financial impact to returning these assets.

Other Developments

September 2020 Stock Purchase Agreement

On September 14, 2020, Eledon entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”). Pursuant to the Purchase Agreement, Eledon agreed to sell an aggregate of approximately 199,112 shares of Series X1 non-voting Convertible Preferred Stock (“Series X1 Preferred Stock”) for an aggregate purchase price of approximately $99.1 million (collectively, the “Financing”). Eledon had commitments for an additional $9.0 million in equity financing that was contingent upon the satisfaction of certain incremental closing conditions, including stockholder approval of the issuance of the Company’s common stock upon the conversion of the Company’s X1 Preferred Stock and the effective registration of its common stock. Subject to stockholder approval, each share of Series X1 Preferred Stock was convertible into 55.5556 shares of Common Stock, as described below.

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

2020 Common Stock Exchange Agreements

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “February Exchange”) 210,888 shares of the Company’s common stock, par value $0.001 per share, for 3,796 shares of newly designated Series X non-voting Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000, which was recorded as operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

2020 Warrant Exercise Transactions

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 383,235 shares of the Company’s common stock at a reduced exercise price of $12.87 per share, plus an additional $2.25 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

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

December 2020 Exchange Agreements

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

In addition, on December 31, 2020, the Company entered into an exchange agreement (the “Warrant Exchange Agreement,” and together with the Series X Exchange Agreement, the “Exchange Agreements”) with the BVF Exchanging Stockholders, pursuant to which the BVF Exchanging Stockholders exchanged (the “Warrant Exchange,” and together with the Series X Exchange, “the Exchanges”) 509,117 shares of the Common Stock for one or more pre-funded warrants to purchase an aggregate of 509,117 shares of the Common Stock at a nominal exercise price (the “Warrants”).

The Company recorded the shares of Series X Preferred Stock and Warrants issuable as preferred stock and warrant subscriptions at December 31, 2020, since the physical settlement of the Exchanges was made on January 5, 2021, whereby the transfer agent recorded the exchange of common stock for the issuance of preferred stock and warrants.

September 2021 Exchange Agreements

On September 21, 2021, the Company issued warrants exercisable for 298,692 shares of common stock in exchange for warrants exercisable for 5,376.456 shares of Series X1 Preferred Stock previously issued as part of the Anelixis merger. These Series X1 Preferred Stock warrants were replaced by the Company for the outstanding warrants issued by Anelixis that were not settled upon completion of the merger.

Common Stock Warrants

As of December 31, 2021, 1,145,631 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Forms S-1.

Series X1 Preferred Stock Warrants

As of December 31, 2021, 50,207.419 warrants were exercisable into Series X1 Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a prospectus and prospectus supplement (the “2021 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Jeffries LLC, up to

$75.0 million in shares of its common stock. During the year ended December 31, 2021, no shares were sold under the 2021 Prospectus.

COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, the operations of third parties upon whom we rely. The effects of executive and similar government orders, including shelter-in-place orders and work-from-home policies may negatively impact our productivity and disrupt our business. Although the impacts of COVID-19 have not been material to-date, we have experienced delays in certain clinical studies and resulting delays in data collection and have also experienced inefficiencies in planning and executing trials due to our limited ability to conduct meetings with key third parties. In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our employees. We have been responsive to local guidelines in respect of the COVID-19 pandemic, which included shutting our offices for part of 2021 and having our employees work from home, re-opening in deliberate fashion following local guidelines, and installing COVID-19 plans and policies to be followed at our offices (including mask protocols, and limitations on attendance in common spaces).

The further spread of COVID-19 and its effects, including actions to limit the spread of the illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions. The extent of the impact of COVID-19 on our business will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus, such as the Delta and Omicron variants), the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the effect of governmental regulations imposed in response to the pandemic and the magnitude and duration of global supply chain constraints, all of which are highly uncertain and ever-changing. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding or increase the cost of funding. Any of the foregoing factors, or other effects of the COVID-19 pandemic, could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment as of December 31 of each year or earlier if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount. No impairment was recorded for the years ended December 31, 2021 and 2020.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2021.

Stock-Based Compensation

For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value. The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. For stock options granted to the Board, the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account for the extended range of time of 12 to 18 months vested stock options granted to Board members may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021 and 2020

The following table provides comparative results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	$ Variance	% Variance
Operating expenses:
Research and development	$23,735	$6,131	$17,604	287%
General and administrative	13,132	10,052	3,080	31%
Restructuring expense	—	2,282	(2,282)	100%
Total operating expenses	36,867	18,465	18,402	100%
Loss from operations	(36,867)	(18,465)	(18,402)	100%
Other income, net	7	79	(72)	-91%
Warrant inducement expense	—	(4,829)	4,829	100%
Loss before income tax benefit	(36,860)	(23,215)	(13,645)	59%
Income tax benefit	2,354	404	1,950	100%
Net loss and comprehensive loss	$(34,506)	$(22,811)	$(11,695)	51%

Research and Development Expenses

Research and development expenses increased $17.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in external costs related to the production of clinical trial materials and clinical development costs, primarily with external CRO’s of $7.0 million and $4.4 million, respectively, as we advance our tegoprubart program, an increase in professional and consulting fees of $2.2 million, as well as increases in personnel costs of $2.1 million, and stock-based compensation costs of $1.9 million, associated with the hiring of staff to build out our clinical and development capabilities.

General and Administrative Expenses

General and administrative expenses increased $3.1 million for the year ended December 31, 2021 compared to December 31, 2020. The increase was primarily due to an increase in stock-based compensation costs and personnel costs of $2.8 million and $1.5 million, respectively, associated with increased headcount, an increase in professional and consulting fees of $1.4 million, and $0.3 million in higher general operating expenses. This was partially offset by a decrease in merger related costs of $2.9 million that were incurred for the year ended December 31, 2020, as a result of the Anelixis acquisition. No merger related expenses were recorded for the year ended December 31, 2021.

Restructuring Expense

On June 11, 2020, following the prior announcement of topline results of the Phase 2a Clinical Trial of OP0201 in acute otitis media, the Board approved a reduction in force. Following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. Additionally, on September 3, 2020, the Board accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation was effective as of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Furthermore, following the acquisition of Anelixis, the severance terms of certain terminated employees were modified. The Company incurred charges totaling $2.3 million for the estimated cash payments related to employee separation costs, including severance and post-employment health benefits.

Other Income, Net

The decrease in other income, net, was primarily due to a decrease in interest income, partially offset by an increase in losses related to currency revaluation, for the year ended December 31, 2021.

Warrant Inducement Expense

The Company recognized warrant inducement expense of $4.8 million for the year ended December 31, 2020 as a result of the Warrant Exercise Transaction in addition to the fair value of the Private Placement Warrants issued. No warrant inducement expenses were recorded for the year ended December 31, 2021. (See Note 7 to the consolidated financial statements included elsewhere in this filing).

Income Tax Benefit

The Company recognized an income tax benefit of $2.4 million for the year ended December 31, 2021, due to the current year change in deferred tax liability for the acquired IPR&D related to the Anelixis acquisition in 2020. The Company recognized an income tax benefit of $404,000 for the year ended December 31, 2020 due to the current year change in deferred tax liability for the acquired IPR&D related to the Anelixis acquisition.

Pro Forma Financial Information for Year Ended December 31, 2020

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

Year Ended December 31,
2020
Revenue	$120

Operating expenses
Research and development	9,489
General and administrative	8,317
Restructuring expense	2,282
Total operating expenses	20,088
Loss from operations	(19,968)
Other income, net	79
Warrant inducement expense	(4,829)
Loss before income tax provision	(24,718)
Income tax benefit	404
Net loss and other comprehensive loss	$(24,314)

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock and warrants and the issuance of convertible promissory notes. In September 2020, we completed a $99.1 million Financing  and in December 2020, we sold 1,004,111 shares of common stock for gross proceeds of $9.0 million as part of the 2020 Purchase Agreement. On March 31, 2021, we filed the 2021 Prospectus under which we may offer and sell, from time to time, pursuant to an equity distribution agreement with Jeffries LLC, up to $75.0 million in shares of its common stock. During the year ended December 31, 2021, no shares were sold under the 2021 Prospectus.

We do not have any approved products for commercial sale and have never generated revenue from product sales and have incurred significant net losses since our inception and expect to continue to incur net operating losses for the foreseeable future. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates or enter into collaborative arrangements with third parties. We currently have no credit facility or committed sources of capital.

As of December 31, 2021, we had cash and cash equivalents of approximately $84.8 million, consisting of readily available cash and cash equivalents in bank accounts. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Material Cash Requirements

We believe our cash balance at December 31, 2021, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. Further our operating plan may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies.

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical program with tegoprubart, continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and future clinical trials of tegoprubart, including as such activities may be adversely impacted by the COVID-19 pandemic;
•	the number and scope of indications we decide to pursue for tegoprubart development;
•	the cost, timing and outcome of regulatory review of any BLA, we may submit for tegoprubart;
•	the costs and timing of manufacturing for tegoprubart, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectualproperty-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of tegoprubart;
•	the costs associated with being a public company;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing tegoprubart, if approved for commercial sale.

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

We lease our office facilities in Irvine, California and Burlington, Massachusetts under non-cancelable operating leases that expire in December 2022 and November 2024, respectively. As of December 31, 2021, we expect to make total lease payments of $0.8 million through November 2024.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. Contracts for preclinical and clinicals studies and other services generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We do not have any long-term manufacturing and supply agreements with our third-party contract manufacturers but enter into specific contracts on an as needed basis for individual batch production runs.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K under the caption “Recent Developments” for a discussion of additional sources of liquidity, including the Exercise Transaction and the Financing.

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(28,913)	$(15,212)
Net cash provided by investing activities	—	11,035
Net cash (used in) provided by financing activities	(449)	109,581
Net change in cash and cash equivalents	$(29,362)	$105,404

Comparison of the Years Ended December 31, 2021 and 2020

Net cash used in operating activities for the year ended December 31, 2021 consisted primarily of our net loss of $34.5 million, net deferred income taxes of $2.4 million, and a net decrease in cash from changes in operating assets and liabilities of $0.2 million. partially offset by non-cash items consisting primarily of amortization of $0.2 million, and stock-based compensation totaling $7.9 million.

Net cash used in operating activities for the year ended December 31, 2020 consisted primarily of our net loss of $22.8 million, net deferred income taxes of $0.4 million, partially offset by non-cash items consisting primarily of depreciation and amortization of $0.2 million, warrant inducement expense of $4.8 million, and stock-based compensation totaling $3.2 million. Additionally, cash used in operating activities for the year ended December 31, 2020 reflected a net decrease in cash from changes in operating assets and liabilities of $0.2 million, due to a decrease in operating lease liability.

There was no cash provided by or used in investing activities for the year ended December 31, 2021

Net cash provided by investing activities for the year ended December 31, 2020 consisted of cash and cash equivalents received from the acquisition of Anelixis.

Net cash used in financing activities for the year ended December 31, 2021 was comprised of $0.5 million of offering costs accrued as of December 31, 2020 in connection with the sale of shares of common stock and paid during the year ended December 31, 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2021.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) in its 2013 Internal Control—Integrated Framework. Management believes that the COSO Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on this assessment, our management has concluded that as of December 31, 2021, our internal control over financial reporting is effective.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021, including under headings “Board of Directors and Corporate Governance—Election of Directors,” “Executive Officers and Executive Compensation—Executive Officers,” “Board of Directors and Corporate Governance—Director Nomination Process” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2022 Proxy Statement, including under headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2022 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2022 Proxy Statement, including under headings “Board of Directors and Corporate Governance—Related Person Transactions,” “Board of Directors and Corporate Governance,” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2022 Proxy Statement, including under headings “Matters to be Voted—on Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)	Exhibits:

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

1.1	Open Market Sales Agreement by and between the Registrant and Jefferies, LLC dated March 30, 2021	10-K	001-36620	1.1	March 31, 2021

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.2	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities	10-K	001-36620	4.5	March 31, 2021

10.1*	Form of Indemnification Agreement	8-K	001-36620	10.1	September 15, 2020

10.2	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.3	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.4*	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.5*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.6*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.7*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.8*	Executive Employment Agreement, dated March 1, 2021, between Eledon Pharmaceuticals, Inc. and Jon Kuwahara	10-K	001-36620	10.9	March 31, 2021

10.9*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.10*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith
10.11	Series X1 Exchange Agreement, dated as of January 11, 2022, by and among Eledon Pharmaceuticals, Inc. and the Stockholders named therein	8-K	001-36620	10.12	January 13, 2022
X
10.12*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.

10.13	Second Amendment to Lease Agreement, dated May 3, 2021, by and between Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.					X

10.14	Sublease Agreement, dated as of November 4, 2021, by and between Corporate Technologies, Inc. and Eledon Pharmaceuticals, Inc.					X

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive date file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Indicates a management contract or compensatory plan

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

Eledon Pharmaceuticals, Inc.
Date: March 24, 2022	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 24, 2022	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	March 24, 2022
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	March 24, 2022
Paul Little	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 24, 2022
Keith A. Katkin

/s/ Jan Hillson, M.D.	Director	March 24, 2022
Jan Hillson, M.D.

/s/ Gary A. Lyons	Director	March 24, 2022
Gary A. Lyons

/s/ John S. McBride	Director	March 24, 2022
John S. McBride

/s/ Walter Ogier	Director	March 24, 2022
Walter Ogier

/s/ June Lee, M.D.	Director	March 24, 2022
June Lee, M.D.

/s/ Steven Perrin	President, Director	March 24, 2022
Steven Perrin

ELEDON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eledon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation

Critical Audit Matter Description

As described in Notes 2 and 8 to the consolidated financial statements, the Company grants employees and directors various stock-based awards, including stock options. In addition, the Company modified certain stock options during the year in connection with employee terminations. Management performed the valuation of the stock option awards on the dates of grant and modified stock option awards on the dates of modification using the Black-Scholes option pricing model.

Auditing management’s valuation of the granted and modified stock options required significant auditor judgment and subjectivity as estimates underlying the determination of the estimated fair values were based on significant assumptions used in the Black-Scholes option pricing model. In addition, the accounting for the modified stock options was challenging due to the complex nature of the relevant accounting guidance.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included, among others, reading the relevant Board of Directors minutes and granted and modified stock option agreements for accuracy and completeness of the granted and modified stock option terms. We evaluated the significant assumptions made by management to calculate the estimated fair value of the granted and modified stock options, which included the expected option term and an independent recalculation of the expected volatility based upon actual historical stock price movements of a group of comparable industry companies over a period equal to the expected stock option terms. We developed an independent estimate of the fair value for the granted and modified stock options and compared our estimate of fair value to the fair value determined by management.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2019.

Irvine, California

March 24, 2022

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$84,833	$114,195
Prepaid expenses and other current assets	3,513	1,435
Total current assets	88,346	115,630
Operating lease asset, net	768	138
Goodwill	48,648	48,648
In-process research and development	32,386	32,386
Other assets	400	383
Total assets	$170,548	$197,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,813	$1,366
Current operating lease liability	369	144
Accrued expenses and other liabilities	2,219	973
Total current liabilities	4,401	2,483
Deferred tax liability	1,752	4,106
Non-current operating lease liability	400	—
Total liabilities	6,553	6,589

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 108,070 shares issued and outstanding at December 31, 2021 and 2020	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares authorized; 6,204 and no shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2021 and 2020; 14,306,788 and 15,160,397 shares issued and outstanding at December 31, 2021 and 2020, respectively	14	15
Additional paid-in capital	278,880	270,974
Accumulated deficit	(114,899)	(80,393)
Total stockholders’ equity	163,995	190,596
Total liabilities and stockholders’ equity	$170,548	$197,185

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$23,735	$6,131
General and administrative	13,132	10,052
Restructuring expense	—	2,282
Total operating expenses	36,867	18,465
Loss from operations	(36,867)	(18,465)
Other income, net	7	79
Warrant inducement expense	—	(4,829)
Loss before income tax benefit	(36,860)	(23,215)
Income tax benefit	2,354	404
Net loss and comprehensive loss	$(34,506)	$(22,811)
Net loss per share, basic and diluted	$(2.33)	$(15.72)
Weighted-average common shares outstanding, basic and diluted	14,819,582	1,451,432

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for preferred stock	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	7,904	—	7,904
Stock options exercised	—	—	—	—	174	—	1	—	1
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(34,506)	(34,506)
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995

Balance as of December 31, 2019	—	$—	—	$—	720,408	$1	$67,046	$(57,582)	$9,465
Issuance of common stock in connection with PIPE transaction, net of issuance costs	—	—	—	—	1,004,111	1	8,549	—	8,550
Issuance of common stock in connection with exercise of warrants, net of issuance costs	—	—	—	—	421,772	—	5,380	—	5,380
Issuance of common stock in connection with conversion of Series X preferred stock	—	—	(3,796)	—	210,888	—	—	—	—
Issuance of common stock in connection with conversion of Series X1 preferred stock	(231,068)	—	—	—	12,837,056	13	(13)	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	3,056	—	—	—	—
Issuance of preferred stock in connection with acquisition	—	—	—	—	175,488	—	1,194	—	1,194
Cancellation of common stock in connection with exchange for preferred stock	—	—	3,796	—	(210,889)	—	—	—	—
Cancellation of common stock in connection with reverse split	—	—	—	—	(1,493)	—	(25)	—	(25)
Issuance of preferred stock in connection with acquisition	140,026	—	—	—	—	—	69,723	—	69,723
Issuance of preferred stock in connection with PIPE transaction, net of issuance costs	199,112	—	—	—	—	—	95,226	—	95,226
Fair value of options assumed in acquisition	—	—	—	—	—	—	2,950	—	2,950
Fair value of warrants assumed in acquisition	—	—	—	—	—	—	12,944	—	12,944
Warrant inducement expense	—	—	—	—	—	—	4,829	—	4,829
Stock-based compensation	—	—	—	—	—	—	3,171	—	3,171
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(22,811)	(22,811)
Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(34,506)	$(22,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	5
Amortization of operating lease asset	195	178
Warrant inducement expense	—	4,829
Stock-based compensation	7,904	3,171
Deferred income taxes	(2,354)	(404)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,095)	39
Accounts payable and accrued expenses	2,143	(39)
Operating lease liability	(200)	(180)
Net cash used in operating activities	(28,913)	(15,212)
Investing activities
Cash and cash equivalents received from acquisition	—	11,035
Net cash provided by investing activities	—	11,035
Financing activities
Proceeds from issuance of common stock, net	—	9,000
Proceeds from issuance of non-voting preferred stock in connection with PIPE transaction, net	—	95,226
Proceeds from exercise of warrants, net	—	5,380
Proceeds from exercise of stock options	1	—
Payment of offering costs in connection with PIPE transaction	(450)	—
Cash paid for cancellation of common stock in connection with reverse split	—	(25)
Net cash (used in) provided by financing activities	(449)	109,581
Net change in cash and cash equivalents	(29,362)	105,404
Cash and cash equivalents at beginning of year	114,195	8,791
Cash and cash equivalents at end of year	$84,833	$114,195
Supplemental disclosure of non-cash investing and financing activities
Increase in operating lease asset and liability due to new and modified operating leases	$825	$—
Common stock exchange for warrants	$1	$—
Conversion of Series X1 non-voting convertible preferred stock into common stock	$—	$13
Issuance of common stock in acquisition	$—	$1,194
Issuance of Series X non-voting convertible preferred stock in acquisition	$—	$69,723
Fair value of options assumed in acquisition	$—	$2,950
Fair value of warrants assumed in acquisition	$—	$12,944
Accrued offering costs	$—	$450

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons living with an autoimmune disease, requiring an organ or cell-based transplant, or living with amyotrophic lateral sclerosis (“ALS”). Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we”, or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly owned subsidiaries, on a consolidated basis.

The Company’s lead compound in development is tegoprubart, an anti-CD40L antibody with high affinity for CD40 ligand, a well-validated biological target with broad therapeutic potential.

On September 14, 2020, Eledon acquired Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and neurodegenerative diseases (see Note 10). Following the acquisition of Anelixis, Novus changed its name to Eledon Pharmaceuticals, Inc. The Company has continued to maintain its corporate headquarters in Southern California and has research and development facilities in the Boston, Massachusetts area.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $34.5 million and used $28.9 million of cash in operating activities for the year ended December 31, 2021. As of December 31, 2021, the Company had cash and cash equivalents of $84.8 million, working capital of $83.9 million and an accumulated deficit of $114.9 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the consolidated financial statements for the year ended December 31, 2021, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements.

September 2020 Stock Purchase Agreement

On September 14, 2020, Eledon entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”). Pursuant to the Purchase Agreement, Eledon agreed to sell an aggregate of approximately 199,112 shares of Series X1 non-voting Convertible Preferred Stock (“Series X1 Preferred Stock”) for an aggregate purchase price of approximately $99.1 million (collectively, the “Financing”). Each share of Series X1 Preferred Stock is convertible into 55.5556 shares of common stock. The preferences, rights and limitations applicable to the Series X1 Preferred Stock are set forth in the Certificate of Designation, as filed with the SEC. The Financing was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.

On December 23, 2020, the Company sold 1,004,111 shares of its common stock for gross proceeds of $9.0 million as part of the September 2020 Purchase Agreement.

Reverse Stock Split

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, accruals for liabilities, fair value of assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, including goodwill, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million in cash equivalents at December 31, 2021 and 2020.

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

The Company had no financial instruments, assets or liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

Concentration of Credit Risk and Other Risks and Uncertainties

As of December 31, 2021 and 2020, all of the Company’s long-lived assets were located in the United States.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting. Goodwill is not amortized but is evaluated for impairment as of December 31 of each year or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying amount.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its annual evaluation for impairment as of December 31, 2021 using the qualitative assessment and determined that no impairment existed.

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

In-Process Research and Development

The fair value of in-process research and development (“IPR&D”) acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2021.

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

	Year Ended December 31,
	2021	2020
	(In thousands, except share and per share data)
Net loss	$(34,506)	$(22,811)
Net loss per share, basic and diluted	$(2.33)	$(15.72)
Weighted-average number of common shares	14,819,582	1,451,432

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the year ended December 31, 2021, common share equivalents of 1,087,174 shares were anti-dilutive. For the year ended December 31, 2020, common share equivalents of 632,543 shares were anti-dilutive.

Stock-Based Compensation

For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value. The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. For stock options granted to the Company’s board of directors (the “Board”), the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account for the extended range of time of 12 to 18 months vested stock options granted to Board members may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSU”) and Performance-Based Stock Units (“PRSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

In March 2020, the Board approved an increase of 28,816 shares issuable under the 2014 Stock Incentive Plan (the “2014 Plan”) and 7,204 shares issuable under the 2014 Employee Stock Purchase Plan (the “ESPP”).

On December 18, 2020, the Company held the Special Meeting, whereby the Company’s stockholders approved the 2020 Long Term Incentive Plan (the “2020 Plan”). The aggregate number of shares of stock available for issuance under the 2020 Plan will initially be 4,860,000 shares of Common Stock, which represented approximately 15% of the total issued and outstanding shares of the Company’s common stock as of the record date of the Special Meeting (calculated on an as-converted basis and without regard to the potential application of beneficial ownership conversion limitations on the Preferred Stock) and may be increased by the number of shares under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. Based on projected utilization rates, the Board currently intends that the initial shares under the 2020 Plan will be sufficient to fund the Company’s equity compensation needs for approximately three years from the date of the Special Meeting.

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2021. The number of shares reserved for issuance under the 2020 Plan and ESPP was 4,077,417 and 24,077 shares, respectively, as of December 31, 2021.

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

Income Taxes

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a valuation allowance on our deferred tax assets as of December 31, 2021 and 2020 because we believe it is more likely than not that a majority of our deferred tax assets will not be realized as of this date.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2021 and 2020. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 6. Income Taxes.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Note 3. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$1,344	$1,157
Prepaid clinical	2,039	89
Prepaid other	96	41
Insurance receivable	—	110
Other current assets	34	38
Total prepaid expenses and other current assets	$3,513	$1,435

Accrued expenses and other liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accrued compensation and related expenses	$1,411	$98
Accrued severance	104	12
Accrued clinical	454	258
Accrued professional services	167	9
Accrued costs associated with PIPE financing	-	450
Accrued other	83	146
Total accrued expenses and other liabilities	$2,219	$973

Note 4. Goodwill

On September 14, 2020, the Company acquired Anelixis (see Note 10).

The changes in the carrying amount of goodwill consisted of the following for the years ended December 31, 2021 and 2020 (in thousands):

Total
Balance as of January 1, 2020	$—
Acquisition of Anelixis	48,648
Balance as of December 31, 2020	48,648
Goodwill acquired	—
Balance as of December 31, 2021	$48,648

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

The Company has an operating lease for approximately 5,197 square feet of office space in Irvine, California, which was set to expire on September 30, 2021. On May 3, 2021, the Company extended the term of the lease through December 31, 2022, by amending the office lease effective October 1, 2021.

On November 4, 2021, the Company entered into an operating lease for approximately 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have remaining terms ranging from one year to three years and do not include options to extend the leases for additional periods.

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

Our leases contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost(a)	$283	$195
(a) Includes variable operating lease expenses, which are immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$208	$188
Operating lease asset obtained in exchange for lease liability:
Operating lease	$825	$—
Remaining lease term
Operating lease	2.41 years	0.75 years
Discount rate
Operating lease	3.00%	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

Year Ended December 31,
2021
2022	$387
2023	212
2024	200
Total minimum lease payments	799
Less imputed interest	(30)
Present value of lease liabilities	769
Less current portion of operating lease liability	(369)
Non-current operating lease liability	$400

Grants and Licenses

ALS Therapy Development Foundation, Inc. License Agreement

In May 2015, Anelixis executed a License Agreement (the “Agreement”), which is an exclusive patent rights agreement with ALS Therapy Development Foundation, Inc. (“ALS TDI”) for certain patents and “know-how” of ALS TDI. This agreement continues until the licensee terminates the agreement with ninety days written notice. The Agreement requires license fees payable to ALS TDI, subject to the achievement of certain milestones and other conditions.

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during 2021 and 2020.

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

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement.

Furthermore, the Company shall pay ALS TDI fees based on reaching certain levels of annual net sales of any product produced with the patent rights. A royalty in the low single digits will be due on aggregate net sales. Upon the first calendar year of reaching $500.0 million in aggregate net sales, the Company shall pay ALS TDI a one-time milestone payment of $15.0 million. Upon the first calendar year of reaching $1.0 billion in aggregate net sales, the Company is obligated to pay ALS TDI a one-time milestone payment of $30.0 million.

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. dollar and bear annual interest of LIBOR. The grants are to be repaid as royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2021; therefore, no liability was recorded for the repayment in the accompanying consolidated financial statements.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2021 and 2020.

Note 6. Income Taxes

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Losses before income taxes:
U.S.	$(37,055)	$(23,408)
Non-U.S.	195	193
Total	$(36,860)	$(23,215)

The provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	(2,746)	(404)
State	392	—
Foreign	—	—
	(2,354)	(404)
Provision (benefit) for income taxes	$(2,354)	$(404)

The Company is subject to income taxes under U.S. tax laws.  The Company is subject to an Israeli corporate tax rate of 23% in 2020 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 21% in 2021 and 2020.

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of a portion of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company has a valuation allowance on its deferred tax assets as of December 31, 2021.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Statutory Federal income tax rate	$(7,741)	$(4,875)
State income taxes, net of Federal tax benefits	(445)	—
Tax credits	(651)	(215)
Change in warrant fair market value	—	1,014
Stock-based compensation	651	252
Goodwill impairment	—	—
Permanent items	2	627
Section 382 limitation on net operating losses and credits	—	10,562
State rate differential	235	—
NOL true-up	(991)	—
Other	146	89
Change in valuation allowance	6,440	(7,858)
Total provision (benefit) for income taxes	$(2,354)	$(404)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Net operating loss carryforwards	$12,531	$5,151
Research and development tax credits	1,356	705
Accruals and reserves	296	14
Stock compensation	1,867	802
Depreciation and amortization	1,713	1,905
Lease liability	171	30
Total deferred tax assets	17,934	8,607
Right-of-use asset	(171)	(29)
Acquired IPR&D	(7,192)	(6,801)
Total deferred tax liabilities	(7,363)	(6,830)
Less: valuation allowance	(12,323)	(5,883)
Net deferred tax liabilities	$(1,752)	$(4,106)

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$764	$548
Additions from tax positions taken in the current year	712	233
Additions from tax positions taken in prior years	—	531
Reductions from tax positions taken in prior years	(7)	(548)
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$1,469	$764

The deferred income tax assets have been offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $6.4 million from December 31, 2020 to December 31, 2021. The net valuation allowance decreased by $5.1 million from December 31, 2019 to December 31, 2020.

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

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $46.9 million and $14.4 million, respectively, available to reduce future taxable income. As of December 31, 2021 and 2020, the Company also has state net operating loss carryforwards of $15.0 million and $6.2 million, respectively. Both the federal and state net operating loss carryforwards incurred before 2018 begin expiring in 2035 if not utilized. The federal net operating losses incurred since 2018 of $46.1 million do not expire. The state net operating losses begin to expire in 2035. As of December 31, 2021 and 2020, the Company had Israeli net operating losses of $7.9 million and $7.9 million, respectively, which carryforward indefinitely.

As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of approximately $1.9 million and $1.0 million, respectively. If not utilized, the carryforwards will begin expiring in 2036. As of December 31, 2021 and 2020, the Company has state research and development credit carryforwards or approximately $1.1 million and $0.6 million, respectively, which will begin expiring in 2030 if not utilized.

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

The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in our stock ownership.

In the United States, the Company files income tax returns in the U.S. Federal jurisdiction, California and Massachusetts. The Company’s tax years for 2017 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021 and 2020. The Company has not recorded any interest or penalties in 2021 or 2020.

Note 7. Stockholders’ Equity

2020 Common Stock Exchange Agreement

On February 13, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged (the “Exchange”) 210,888 shares of the Company’s common stock for 3,796 shares of newly designated Series X non-voting Convertible Preferred Stock (the “Series X Preferred Stock”). The Company agreed to reimburse the Exchanging Stockholders for their expenses in connection with the Exchange up to a total of $25,000, which was recorded as operating expense in the Company’s consolidated statements of operations and comprehensive loss. The Exchange was completed on February 19, 2020.

On February 13, 2020, in connection with the Exchange, the Company filed a Certificate of Designation setting forth the preferences, rights and limitations of the Series X Preferred Stock with the Secretary of State of the State of Delaware. The number of shares so designated shall be 10,000 and Series X Preferred Stock shall have a par value of $0.001 per share. Each share of Series X Preferred Stock will be convertible into 55.5556 shares of common stock at the option of the holder at any time subject to certain limitations, including, that the holder will be prohibited from converting Series X Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of Series X Preferred Stock are entitled to receive dividends on shares of Series X Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on the common stock or other junior securities of the Company. Shares of Series X Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding Series X Preferred Stock will be required to amend the terms of the Series X Preferred Stock.

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

September 2020 Anelixis Acquisition

On September 14, 2020, the Company acquired Anelixis, after which Anelixis became a wholly owned subsidiary of the Company. Under the terms of the acquisition, the Company issued to the stockholders of Anelixis 175,488 shares of Company common stock and 140,026 shares of Series X1 Preferred Stock. In addition to the common stock and preferred stock issued in connection with the acquisition of Anelixis, certain outstanding warrants issued by Anelixis were not settled upon completion of the acquisition, and instead were assumed and then replaced with Company warrants. As part of the acquisition, the Company assumed and replaced options for the purchase of 1,346,398 shares of common stock with an estimated total fair value of approximately $6.0 million and 55,583.875 warrants for Series X1 Preferred Stock with an estimated fair value of approximately $12.9 million. The estimated fair value of the assumed and replaced options and warrants attributed to pre-merger services were approximately $3.0 million and $12.9 million, respectively, and is included in other consideration amounts transferred and added to goodwill (see Note 10).

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

The Company records shares of preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Holders of Series X1 Preferred Stock do not have voting rights and are entitled to receive dividends on shares of Series X1 Preferred Stock on an as-if converted to common stock basis equal to dividends actually paid on shares of common stock. The shares of Series X1 Preferred Stock shall automatically be converted into shares of common stock equal to the conversion ratio of 55.5556 upon stockholder approval of the conversion of the Series X1 Preferred Stock into shares of common stock in accordance with the listing rules of the Nasdaq Stock Market; subject to certain limitations, including, that the holder will be prohibited from converting Series X1 Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X1 Preferred Stock.

The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and classified the Series X1 Preferred Stock outside of stockholders’ equity for the period prior to the stockholder approval of the conversion to common stock because the Series X1 Preferred Stock would have been redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request, if there was no stockholder approval.

The Company analyzed the conversion provision related to the Series X1 Preferred Stock and determined there was not a contingent beneficial conversion feature (“BCF”) that would be recognized when the contingency of stockholder approval was resolved.

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

2020 Warrant Exercise Transactions

On January 10, 2020 and January 15, 2020, the Company entered into warrant exercise agreements (the “Exercise Agreements”) with the holders (the “Holders”) of its Series A Warrants and Series B Warrants (collectively, the “Warrants”), pursuant to which the Holders agreed to exercise in cash their Warrants to purchase an aggregate of 383,235 shares of the Company’s common stock at a reduced exercise price of $12.87 per share, plus an additional $2.25 per share for the issuance of the private placement warrants for gross proceeds (before placement agent fees and expenses) to the Company of approximately $5.8 million (the “Exercise Transaction”).

Under the Exercise Agreements, the Company also agreed to issue to the Holders new warrants to purchase up to 383,235 shares of the Company’s common stock at an exercise price of $12.96 per share, with an exercise period of five and a half years (the “Private Placement Warrants”). The Private Placement Warrants transaction subsequently closed and the Private Placement Warrants were issued on January 14, 2020, with respect to the Warrants exercised on January 10, 2020 and on or about January 17, 2020, with respect to the Warrants exercised on January 15, 2020. In addition, the Company agreed to issue to the placement agent warrants to purchase up to 19,162 shares of common stock, representing 5.0% of the aggregate number of shares of common stock issued in the Exercise Transaction. The placement agent warrants have substantially the same terms as the Private Placement Warrants issued to the Holders, except that the placement agent warrants have an exercise price equal to $18.90. A warrant inducement expense of $4.8 million was recorded which was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the Warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the Private Placement Warrants issued.

For the year ended December 31, 2020, the Holders exercised approximately 64,171 Private Placement Warrants in a cashless exchange for 28,553 shares of the Company’s common stock. Additionally, approximately 9,985 private placement warrants were exercised for 9,985 shares of the Company’s common stock for gross proceeds of $188,773.

December 2020 Exchange Agreements

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

The Company recorded the shares of Series X Preferred Stock and Warrants issuable as preferred stock and warrant subscriptions at December 31, 2020, since the physical settlement of the Exchanges was made on January 5, 2021, whereby the transfer agent recorded the exchange of common stock for the issuance of preferred stock and warrants.

September 2021 Warrant Exchange Agreement

On September 21, 2021, the Company issued warrants exercisable for 298,692 shares of common stock in exchange for warrants exercisable for 5,376.456 shares of Series X1 Preferred Stock previously issued as part of the Anelixis merger. These Series X1 Preferred Stock warrants were replaced by Eledon for the outstanding warrants issued by Anelixis that were not settled upon completion of the merger.

Common Stock Warrants

As of December 31, 2021, 1,145,631 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Forms S-1.

The following table shows the warrants to purchase common stock activity:

	Rollforward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2020	9,581	319,064	9,177	—	—	337,822
Issued	—	—	—	509,117	298,692	807,809
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—
Balance as of December 31, 2021	9,581	319,064	9,177	509,117	298,692	1,145,631

Series X1 Preferred Stock Warrants

As of December 31, 2021, 50,207.419 warrants were exercisable into Series X1 Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

The following table shows the warrants to purchase Series X1 Convertible Preferred Stock activity:

	Rollforward of Series X1 Convertible Preferred Warrant Activity
	Warrants assumed and replaced in acquisition	Total
Balance as of December 31, 2020	55,583.875	55,583.875
Assumed and replaced	—	—
Exercised	—	—
Cancelled/Expired	(5,376.456)	(5,376.456)
Balance as of December 31, 2021	50,207.419	50,207.419

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a prospectus and prospectus supplement (the “2021 Prospectus”) under which the Company may offer and sell, from time to time, pursuant to an equity distribution agreement with Jeffries LLC, up to $75.0 million in shares of its common stock. During the year ended December 31, 2021, no shares were sold under the 2021 Prospectus.

Note 8. Stock-Based Compensation

Stock Option Plans

The Company has three stock compensation plans, the 2020 Stock Incentive Plan (the “2020 Plan”), the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The 2020 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2020 Plan was 4,860,000 shares of common stock and may be increased by the number of shares under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. Options remain outstanding under the 2007, 2014 and the 2020 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted in connection with the one-for-eighteen reverse stock-split. As of December 31, 2021, there were 1,151 and 100,532 options outstanding under the 2007 Plan and 2014 Plan, respectively. Options granted under the 2007, 2014 and 2020 Plans generally expire ten years from the date of grant. The Company intends for the 2020 Plan to be its primary stock compensation plan in the future. As of December 31, 2021, there were 782,583 options outstanding and 4,077,417 shares available to issue under the 2020 Plan.

As of December 31, 2021, a total of 4,077,417 stock awards were available for grant under the 2020 Plan. The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2021.

The following table summarizes all option activity under the 2007 Plan, 2014 Plan, 2020 Plan and inducement grants:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of January 1, 2020	91,403	$139.96	8.2	$—
Granted	2,191,462	9.15
Options Assumed	1,346,398	7.58
Forfeited / Canceled	(7,784)	586.16
Outstanding as of December 31, 2020	3,621,479	10.63	8.9	$—
Granted	702,836	10.69
Exercised	(174)	4.73
Forfeited / Canceled	(110,164)	19.50
Outstanding as of December 31, 2021	4,213,977	$10.33	8.4	$—
Options vested and expected to vest as of December 31, 2021	4,132,506	$10.18	8.2	$—
Options exercisable as of December 31, 2021	1,871,327	$11.64	7.8	$—

As of December 31, 2021, the range of exercise prices was between $4.73 and $2,147 for options outstanding.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. There was no aggregate intrinsic value of options exercised during the year ended December 31, 2021.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods presented, as follows:

	Year Ended December 31,
	2021	2020
Expected stock price volatility	105% - 110%	74% - 87%
Risk-free interest rate	1%	1% - 3%
Expected life of option (in years)	6.25 - 6.75	6
Estimated dividend yield	0%	0%

Restricted Stock Units

The following table shows the RSU activity, as follows:

	Shares Issuable Under RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of January 1, 2020	3,056	$66.96	9.2	$—
Granted	—	—
RSUs Vested	(3,056)	66.96	9.2
Forfeited / Canceled	—	—
Outstanding as of December 31, 2020	—	—	—	—
Granted	20,000	5.07	9.8
RSUs Vested	—	—
Forfeited / Canceled	—	—
Outstanding as of December 31, 2021	20,000	$5.07	9.8	$—
RSUs vested and expected to vest as of December 31, 2021	20,000	$5.07	9.8	$—
RSUs exercisable as of December 31, 2021	—	$—		$—

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2021 and 2020 was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020
Stock-based compensation classified as:
Research and development expense	$3,166	$1,254
General and administrative expense	4,738	1,917
Total stock-based compensation expense	$7,904	$3,171

As of December 31, 2021, total unrecognized stock-based compensation expense related to non-vested equity awards was $15.9 million, which is expected to be recognized over an estimated weighted-average period of 2.3 years.

Stock-based compensation expense for the year ended December 31, 2021 included no stock-based compensation expense related to performance-based options granted during 2021.

During the year ended December 31, 2020, PRSUs awarded to employees totaling 3,056 shares vested and resulted in the recognition of $0.2 million in stock-based compensation expense. No PRSUs were awarded for the year ended December, 31, 2021.

Note 9. Restructuring Expense

On June 11, 2020, following the announcement regarding the topline results from the phase 2a clinical trial of OP0201, Eledon announced that its Board approved a plan to reduce the size of its workforce. The workforce reduction, which was completed in June 2020, was designed to reduce the Company’s operating expenses while it is conducting a review of development and strategic alternatives.

On September 3, 2020, the Board accepted the resignation of Gregory Flesher as the Company’s Chief Executive Officer and a member of the Board. Mr. Flesher’s resignation was effective as of the close of business on September 4, 2020. The resignation of Mr. Flesher was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Concurrent with his resignation, Mr. Flesher entered into a consulting agreement with the Company pursuant to which he will provide consulting and transition-support services as requested by the Company at an hourly rate consistent with his target compensation.

For the year ended December 31, 2020, Eledon incurred and paid $2.3 million in expenses related to the workforce reduction.

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

On December 18, 2020, the Company held the Special Meeting, whereby the Company’s stockholders approved the issuance of the Company’s common stock, upon conversion of the Company’s Series X1 Preferred Stock, par value $0.001 per share, issued in September 2020. As a result, approximately 231,068 shares of Series X1 Preferred Stock were converted into 12,837,056 shares of the Company’s common stock. As of December 31, 2021 and 2020, approximately 108,070 shares of Series X1 Preferred Stock remain outstanding.

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
(1)

The fair value of common shares issued in the merger is based on 175,488 shares issued on the September 14, 2020, acquisition date at the closing price of the Company's common stock of $6.80 per share.

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

Purchase Price Allocation

The following is an allocation of the purchase price as of the September 14, 2020 acquisition closing date based upon the estimated fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Cash and cash equivalents	$11,035
Prepaid expenses and other current assets	26
Other non-current assets	12
Accounts payable	(580)
Accrued expenses and other liabilities	(206)
Deferred tax liability	(4,510)
Net identifiable assets acquired	5,777

Goodwill	48,648
Identifiable intangible assets	32,386
Net assets acquired	$86,811

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

Identifiable Intangible Assets

Through its acquisition of Anelixis, the Company acquired intangible assets that consisted of IPR&D with an estimated fair value of $32.4 million, related to its clinical development program of tegoprubart. The estimated fair value of the IPR&D was determined by management based on an external valuation specialist’s analysis of replacement costs to recreate tegoprubart in its current clinical stage. The replacement cost method contemplates the cost to recreate the utility of tegoprubart but in a form that is not a replica of tegoprubart. In this method, the replacement cost is determined and reduced for depreciation of the asset. In this context, depreciation has three components: (i) physical deterioration, (ii) functional obsolescence, and (iii) economic obsolescence.

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

The unaudited pro forma combined statement of operations for the years ended December 31, 2020 combine the historical statements of operations of Eledon and Anelixis, giving effect to the Merger as if it had occurred on January 1, 2020, the first day of the fiscal year ended December 31, 2020.

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

Additionally, the unaudited pro forma combined financial information does not reflect any merger-related expenses incurred by the Company or pre-merger Anelixis, which totaled approximately $3.4 million and were removed from general and administrative expenses in the pro forma calculations below. The unaudited pro forma combined financial information also excludes certain other income and other expense items as part of the acquisition of Anelixis. For the year ended December 31, 2020, a gain of approximately $0.7 million due to the forgiveness of Anelixis debt was removed from pro forma other income. Approximately $0.5 million  excluded from pro forma other expenses for the years ended December 31, 2020, for interest expense related to notes that were converted into equity interest in the Company.

Year Ended December 31,
2020
Revenue	$120

Operating expenses
Research and development	9,489
General and administrative	8,317
Restructuring expense	2,282
Total operating expenses	20,088
Loss from operations	(19,968)
Other income (expense), net	79
Warrant inducement expense	(4,829)
Loss before provision for income taxes	(24,718)
Income tax benefit	404
Net loss and other comprehensive loss	$(24,314)
Net loss per share, basic and diluted	$(15.44)
Weighted-average shares outstanding, basic and diluted	1,574,657

Actual net loss and other comprehensive loss of Anelixis since September 14, 2020 that is included in our consolidated statement of operations for the year ended December 31, 2020, is approximately $2.5 million. Anelixis did not recognize any revenue in 2020 since its acquisition by the Company.

Note 11. Subsequent Events

The Company has evaluated events subsequent to December 31, 2021 through the filing date of this Annual Report on Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.

On January 11, 2022, the Company entered into an exchange agreement (the “Series X1 Exchange Agreement”) with the BVF Exchanging Stockholders, pursuant to which the BVF Exchanging Stockholders exchanged (the “Series X1 Exchange”) 550,000 shares of the Company’s common stock, for 9,899.99 shares of Series X1 Preferred Stock.

Following the Series X1 Exchange, the Company will have 13,756,788 shares of common stock outstanding and approximately 117,970 shares of Series X1 Preferred Stock outstanding, which are convertible into 6,553,894 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).