Form 10-Q
period 2022-03-31
Eledon Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 13,756,788 shares of the Registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not as of any future date, and the Company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•

Our short operating history and the acquisition of Anelixis Therapeutics, Inc. in September 2020 may make it difficult to evaluate the success of our business to date and to assess our future viability.

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

•	Our stock price could be volatile, and the market price of our common stock may drop unexpectedly.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
•

Provisions in our corporate charter and under Delaware law could make an acquisition of the Company more difficult and may prevent attempts by our stockholders to replace or remove our current management.

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$76,677	$84,833
Prepaid expenses and other current assets	2,648	3,513
Total current assets	79,325	88,346
Operating lease asset, net	675	768
Goodwill	48,648	48,648
In-process research and development	32,386	32,386
Other assets	344	400
Total assets	$161,378	$170,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,026	$1,813
Current operating lease liability	328	369
Accrued expenses and other liabilities	1,604	2,219
Total current liabilities	2,958	4,401
Deferred tax liability	1,752	1,752
Non-current operating lease liability	350	400
Total liabilities	5,060	6,553

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 117,970 and 108,070 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares authorized; 6,204 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 13,756,788 and 14,306,788 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	281,067	278,880
Accumulated deficit	(124,763)	(114,899)
Total stockholders’ equity	156,318	163,995
Total liabilities and stockholders’ equity	$161,378	$170,548

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$6,635	$5,653
General and administrative	3,224	3,352
Total operating expenses	9,859	9,005
Loss from operations	(9,859)	(9,005)
Other income/(expense), net	(5)	5
Loss before income tax benefit	(9,864)	(9,000)
Income tax benefit	—	501
Net loss and comprehensive loss	$(9,864)	$(8,499)
Net loss per share, basic and diluted	$(0.69)	$(0.57)
Weighted-average common shares outstanding, basic and diluted	14,330,693	14,831,049

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	2,186	—	2,186
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,864)	(9,864)
Balance as of March 31, 2022	117,970	$—	6,204	$—	13,756,788	$14	$281,067	$(124,763)	$156,318

Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for preferred stock	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	1,774	—	1,774
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(8,499)	(8,499)
Balance as of March 31, 2021	108,070	$—	6,204	$—	14,306,614	$14	$272,749	$(88,892)	$183,871

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(9,864)	$(8,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	93	46
Stock-based compensation	2,186	1,774
Deferred tax liabilities	—	(501)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	921	(159)
Accounts payable and accrued expenses	(1,401)	2,220
Operating lease liability	(91)	(47)
Net cash used in operating activities	(8,156)	(5,166)
Financing activities
Offering costs in connection with PIPE transaction	—	(450)
Net cash used in financing activities	—	(450)
Net change in cash and cash equivalents	(8,156)	(5,616)
Cash and cash equivalents at beginning of period	84,833	114,195
Cash and cash equivalents at end of period	$76,677	$108,579
Supplemental disclosure of non-cash investing and financing activities
Common stock exchanged for X1 preferred stock	$1	$—
Common stock exchanged for warrants	$—	$1

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022. The results of operations and comprehensive loss for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $9.9 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had cash and cash equivalents of $76.7 million, working capital of $76.4 million and an accumulated deficit of $124.8 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.  If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the condensed consolidated financial statements for the three months ended March 31, 2022, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, accruals for liabilities, impairment of long-lived assets, including goodwill, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million of cash equivalents at March 31, 2022 and December 31, 2021.

Concentration of Credit Risk and Other Risks and Uncertainties

As of March 31, 2022 and December 31, 2021, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities during the three months ended March 31, 2022.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units (“RSUs”) are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three months ended March 31, 2022 include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended March 31,
	2022	2021
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(9,864)	$(8,499)
Net loss per share, basic and diluted	$(0.69)	$(0.57)
Weighted-average number of common shares, basic and diluted	14,330,693	14,831,049

The computation of diluted earnings per share excludes stock options, warrants, and RSUs that are anti-dilutive. As of March 31, 2022 and 2021, common share equivalents of 8,316,473 shares and 119,541 shares were anti-dilutive, respectively.

Stock-based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions that are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. For stock options granted to the members of the Company’s board of directors (the ”Board”), the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account for the extended range of time of 12 to 18 months vested stock options granted to Board members may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

RSUs and performance-based RSUs (“PRSUs”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

In March 2020, the Board approved an increase of 28,816 shares issuable under the 2014 Stock Incentive Plan (the ”2014 Plan” and 7,204 shares issuable under the 2014 Employee Stock Purchase Plan (the “ESPP”).

On December 18, 2020, the Company held a special meeting of its stockholders (the “Special Meeting”), whereby the Company’s stockholders approved the 2020 Long Term Incentive Plan (the “2020 Plan”). The aggregate number of shares of stock initially available for issuance under the 2020 Plan was 4,860,000 shares of Common Stock, which represented approximately 15% of the total issued and outstanding shares of the Company’s common stock as of the record date of the Special Meeting (calculated on an as-converted basis and without regard to the potential application of beneficial ownership conversion limitations on the Preferred Stock) and may be increased by the number of shares under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. Based on projected utilization rates, the Board currently intends that the initial shares under the 2020 Plan will be sufficient to fund the Company’s equity compensation needs for approximately three years from the date of the Special Meeting.

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of March 31, 2022. The number of shares reserved for issuance under the 2020 Plan and ESPP was 3,012,584 and 24,077 shares, respectively, as of March 31, 2022.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$1,021	$1,344
Prepaid clinical	1,398	2,039
Prepaid other	212	96
Other current assets	17	34
Total prepaid expenses and other current assets	$2,648	$3,513

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation and related expenses	$814	$1,411
Accrued severance	31	104
Accrued clinical	599	454
Accrued professional services	129	167
Accrued other	31	83
Total accrued expenses and other liabilities	$1,604	$2,219

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for the three months ended March 31, 2022 and 2021.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, which expires on December 31, 2022.

On November 4, 2021, the Company entered into an operating lease for approximately 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term ranging from nine months to less than three years and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost(a)	$102	$49
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$97	$49
Remaining lease term
Operating lease	2.16 years	0.5 years
Discount rate
Operating lease	3.00%	3.25%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

March 31,
2022
2022 (remainder of)	$291
2023	212
2024	200
Total minimum lease payments	703
Less imputed interest	(25)
Present value of lease liabilities	678
Less current portion of operating lease liability	(328)
Non-current operating lease liability	$350

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. No milestones were achieved during either the three months ended March 31, 2022 or the year ended December 31, 2021.

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

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of March 31, 2022; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2022.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of March 31, 2022, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $16.4 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through March 31, 2022, no shares of common stock have been sold under the ATM program.

Common Stock Warrants

As of March 31, 2022, there were 1,145,631 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership blockers).

	Roll Forward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2021	9,581	319,064	9,177	509,117	298,692	1,145,631
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—
Balance as of March 31, 2022	9,581	319,064	9,177	509,117	298,692	1,145,631

Exchange Agreements

On January 11, 2022, the Company entered into an exchange agreement (the “Series X1 Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., MSI BVF SPV, L.L.C. (collectively, the “BVF Exchanging Stockholders”), pursuant to which the Series X1 Exchanging Stockholders exchanged (the “Series X1 Exchange”) 550,000 shares of the Company’s common stock for 9,899.99 shares of Series X1 Preferred Stock.

Preferred Stock Warrants

As of March 31, 2022, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2021	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	—
Balance as of March 31, 2022	50,207.419

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Research and development	$880	$685
General and administrative	1,306	1,089
Total stock-based compensation	$2,186	$1,774

Note 7. Subsequent Events

The Company has evaluated events subsequent to March 31, 2022 through the filing date of this Quarterly Report on Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc. References to the term “Tokai” refer to Tokai Pharmaceuticals, Inc., the legal predecessor of the Company.

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons requiring an organ or cell-based transplant, living with autoimmune disease, or living with amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for CD40 Ligand (“CD40L”, also called “CD154”), a well-validated biological target that we believe has broad therapeutic potential.

Tegoprubart is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The CD40L/CD40 pathway is recognized for its prominent role in immune regulation. CD40L is primarily expressed on activated CD4+ T cells, platelets and endothelial cells while the CD40 receptor is constitutively expressed on antigen presenting cells such as macrophages and dendritic cells, as well as B cells. By blocking CD40L and not the CD40 receptor, tegopurbart inhibits both the CD40 and CD11 costimulatory signaling pathways, providing the potential for improved efficacy compared to anti-CD40 receptor approaches. Blocking CD40L also increases polarization of CD4+ lymphocytes to Tregs, a specialized subpopulation of T cells that act to suppress an immune response, thus creating a more tolerogenic environment, which may play a therapeutic role for autoimmune diseases and in the transplant setting.

Tegopurbart is designed to negate the risk of thrombolytic events seen in the first generation of anti-CD40L antibodies by introducing structural modifications that have been shown in preclinical models to eliminate binding to the Fcγ receptors associated with platelet activation without altering the binding of tegoprubart to CD40L. In non-human primate studies, dosing of Tegoprubart up to 200 mg/kg per week for 26 weeks, demonstrated no adverse events regarding coagulation, platelet activation or thromboembolism.

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned or controlled the intellectual property related to tegoprubart.

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biopharmaceutical company with a focused autoimmune franchise.

We have completed a single ascending dose Phase 1 study of tegoprubart in healthy volunteers and people with ALS. In this study, the doses of tegoprubart studied were well tolerated in healthy subjects and adults with ALS. Tegopurbart demonstrated low anti-drug antibody responses that were not dose related, linear dose proportionality across the dose ranges, and a half-life of up to 26 days.

We plan to develop tegoprubart in up to four indications: ALS, prevention of kidney allograft rejection, prevention of islet cell allograft rejection, and IgA Nephropathy (“IgAN”). We selected our indications based on preclinical and clinical data that was generated with either our molecule or historical anti-CD40L molecules. In October 2020, we initiated a Phase 2a clinical trial of tegoprubart in ALS. In November 2020, we received clearance from Health Canada to proceed with the initiation of a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation. In July 2021, we received clearance from Health Canada to proceed with initiation of a Phase 1b clinical trial of tegoprubart in patients undergoing kidney transplantation. In November 2021, we received investigational new drug (“IND”) clearance from the FDA for a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation in the United States. In December 2021, we received approval for a Phase 1b clinical trial of tegoprubart in kidney transplantation in the United Kingdom. Through March 2022, we received regulatory approvals for a Phase 2a clinical trial of tegoprubart in IgAN in Australia, New Zealand and Malaysia.

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

In October 2020, the Company initiated a Phase 2a, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of tegoprubart in adult subjects with ALS. Fifty-four subjects with ALS have been enrolled into the study in the United States and Canada at 13 ALS treatment sites. Ascending doses of tegoprubart were administered as IV infusions to four sequentially enrolling cohorts. The first two cohorts consisted of nine participants, and the last two cohorts of 18 participants each. All enrolled subjects received six bi-weekly infusions of tegoprubart over a 12-week study period. Blood samples for target engagement, and exploratory biomarkers for inflammation and neurodegeneration are being taken and analyzed. Participant-focused clinical outcomes will also be assessed. As of March 31, 2022, all patients were enrolled and completed participation in the trial.

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

Calcineurin inhibitors (“CNI”s) are a critical component of many immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to certain CNIs including tacrolimus is associated with nephrotoxicity, cardiotoxicity, new onset diabetes due to pancreatic Beta cell toxicity and an increase in both opportunistic infections and malignancies. Over time, these CNI side effects may significantly damage transplanted kidneys or result in a requirement for reduced exposures to CNIs and a resulting potential decrease in the ability to prevent long-term rejection.

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

In July 2021, the Company received a No Objection Letter (NOL) from Health Canada for a Phase 1b clinical trial of tegoprubart, in 6 to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing kidney transplantation. In December 2021, the Company received approval for a Phase 1b clinical trial of tegoprubart, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing kidney transplantation in the United Kingdom. In March 2022, the Company completed a non-human primate study evaluating tegoprubart monotherapy in the prevention of allograft rejection.

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

A number of issues are believed to continue to hamper the overall success of islet cell transplantation and to need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function often leads to the need for multiple transplant procedures in order for BTID patients to have optimal response to blood glucose levels and possibly achieve insulin independence. We believe that treatment with tegoprubart will address the challenges associated with current islet cell transplantation immunosuppressive regimens using CNI-based therapies, by replacing the CNIs with tegoprubart. CD40L blockade may abolish many effector mechanisms of inflammation, prevent, and intervene in the progression of autoimmunity, and instill transplant tolerance without causing harm to islet cells.

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

In November 2020, the Company received clearance from Health Canada to proceed with the initiation of a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation. In November 2021, the Company received investigational new drug (“IND”) clearance from the FDA for a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation in the United States.

IgA Nephropathy

IgAN is the leading cause of glomerulonephritis, a state of inflammation producing damage to the filtering part of the kidney. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of patients ultimately reach end stage renal disease (ESRD). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 150,000 persons in the United States, IgAN is one of the most common autoimmune glomerulonephropathies. There are currently no European Medicines Agency (“EMA”) approved treatments for IgAN, although in the United States budesonide was approved for use in IgAN by the FDA in December 2021.

The pathophysiology of IgAN has been well characterized, and based on its mechanism of action, tegoprubart has the potential to impact the disease process both upstream, at the source of the immune complexes, and downstream in the kidney itself, where it may reduce inflammation in the glomeruli. By disrupting multiple steps in the IgAN’s pathophysiology, tegoprubart has the potential to affect the clinical course of the disease and improve outcomes for patients. The inhibition of CD40L has been shown to be effective in models of multiple glomerulonephritides, as measured by a reduction in proteinuria and were associated with a decrease in immune cell infiltrate into the glomeruli

Through March 2022, the Company received regulatory clearances to initiate a phase 2a study in IgAN in Australia, New Zealand, and Malaysia, and plans to expand to other countries. The global study will include up to 42 subjects in a high dose and a low dose cohort, with endpoints starting at 24 weeks including change in urinary protein.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2022, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on March 24, 2022.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table provides comparative unaudited results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Variance
Operating expenses:
Research and development	$6,635	$5,653	982
General and administrative	3,224	3,352	(128)
Total operating expenses	9,859	9,005	854
Loss from operations	(9,859)	(9,005)	(854)
Other income/(expense), net	(5)	5	(10)
Loss before income tax benefit	(9,864)	(9,000)	(864)
Income tax benefit	—	501	(501)
Net loss	$(9,864)	$(8,499)	(1,365)

Research and Development Expenses

Research and development expenses increased $1.0 million, to $6.6 million for the three months ended March 31, 2022, as compared to $5.7 million for the three months ended March 31, 2021.  The increase was primarily due to an increase in clinical development costs, primarily with external CROs of $1.0 million, as we advance our tegoprubart program, an increase in consulting services of $0.2 million as well as increases in stock-based compensation costs of $0.2 million and personnel costs of $0.1 million, due to increased headcount. The increase was partially offset by a decrease of $0.5 million in external costs related to the production of clinical trial materials.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million to $3.2 million for the three months ended March 31, 2022, as compared to $3.4 million for the three months ended March 31, 2021. The decrease was primarily related to declines in professional fees of $0.2 million and personnel costs of $0.1 million. The decrease was partially offset by an increase in stock-based compensation costs of $0.2 million.

Other Income (Expense), Net

The increase in other expense, net, was primarily due to a decrease in interest income and an increase in realized losses on foreign currency translation for the three months ended March 31, 2022.

Income Tax Benefit

The Company recognized an income tax benefit of $501,000 for the three months ended March 31, 2021 due to the change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2022, we had cash and cash equivalents of $76.7 million, consisting of readily available cash in bank accounts. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

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

We believe our cash balance at March 31, 2022, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. Further our operating plan may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of March 31, 2022, there have been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

•

the initiation, progress, timing, costs and results of our ongoing and future clinical trials of tegoprubart, including as such activities may be adversely impacted by global events, including the COVID-19 pandemic and the Russian invasion of Ukraine;

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

Current conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, or other effects of global events, such as the COVID-19 pandemic or the Russian invasion of Ukraine, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of March 31, 2022, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $16.4 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through March 31, 2022, no shares of common stock have been sold under the ATM program.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,156)	$(5,166)
Net cash used in financing activities	—	(450)
Net change in cash and cash equivalents	$(8,156)	$(5,616)

Comparison of the Three Months Ended March 31, 2022 and 202

Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of our net loss of $9.9 million, a net decrease in cash from changes in operating assets and liabilities of $0.6 million, primarily due to a decrease in accounts payable and accrued expenses of $1.4 million and a decrease in prepaid expenses of $0.9 million, partially offset by non-cash items consisting primarily of stock-based compensation and amortization of operating lease assets totaling $2.3 million.

Net cash used in operating activities for the three months ended March 31, 2021 consisted primarily of our net loss of $8.5 million, partially offset by non-cash items consisting primarily of stock-based compensation and amortization of operating lease assets totaling $1.8 million, as well as deferred income taxes of $0.5 million. Additionally, cash used in operating activities for the three months ended March 31, 2021 reflected a net increase in cash from changes in operating assets and liabilities of $2.0 million, primarily due to an increase in our prepaid expenses and other current assets of $0.2 million, an increase in our accounts payable and other accrued expenses of $2.2 million.

There was no cash provided by or used in the Company’s investing activities for the three months ended March 31, 2022 and 2021.

Net cash used in financing activities for the three months ended March 31, 2021 was comprised of $0.5 million of offering costs accrued as of December 31, 2020 in connection with the sale of shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance levels, as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings is provided under the heading “Legal Proceedings” in Note 5, Commitments and Contingencies, to the condensed consolidated financial statements and is incorporated by reference herein.

Item 1A. Risk Factors

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the quarter ended March 31, 2022 is $9.9 million. As of March 31, 2022, the Company had cash and cash equivalents of $76.7 million, working capital of $76.4 million and an accumulated deficit of $124.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials and increased expenses associated with the services of our CROs and other third parties;

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

Not applicable.

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: May 12, 2022	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)