Form 10-Q
period 2022-06-30
Eledon Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 13,756,788 shares of the Registrant’s common stock outstanding.

CONFIDENTIAL

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
•
our plans, strategy and timing to obtain and maintain regulatory approvals of our product candidates; and
•
expectations about our future financial performance or condition.

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
•
Unfavorable global economic conditions could have a material adverse effect on our business.
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
•
The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and there is a risk that additional nonclinical and/or clinical safety studies will be required by the U.S. Food and Drug Administration or similar regulatory authorities outside the United States or that subsequent studies will not match results seen in prior studies.
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
•
Our reliance on third parties for the manufacture of our product candidates for nonclinical and clinical trials, and for eventual commercialization, increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$70,460	$84,833
Prepaid expenses and other current assets	2,328	3,513
Total current assets	72,788	88,346
Operating lease asset, net	581	768
Goodwill	48,648	48,648
In-process research and development	32,386	32,386
Other assets	303	400
Total assets	$154,706	$170,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,318	$1,813
Current operating lease liability	287	369
Accrued expenses and other liabilities	1,671	2,219
Total current liabilities	3,276	4,401
Deferred tax liability	1,752	1,752
Non-current operating lease liability	299	400
Total liabilities	5,327	6,553

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 117,970 and 108,070 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares authorized; 6,204 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 13,756,788 and 14,306,788 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	283,375	278,880
Accumulated deficit	(134,010)	(114,899)
Total stockholders’ equity	149,379	163,995
Total liabilities and stockholders’ equity	$154,706	$170,548

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$5,743	$4,242	$12,378	$9,895
General and administrative	3,540	3,729	6,764	7,081
Total operating expenses	9,283	7,971	19,142	16,976
Loss from operations	(9,283)	(7,971)	(19,142)	(16,976)
Other income/(expense), net	36	(1)	31	4
Loss before income tax benefit	(9,247)	(7,972)	(19,111)	(16,972)
Income tax benefit	—	588	—	1,089
Net loss and comprehensive loss	$(9,247)	$(7,384)	$(19,111)	$(15,883)
Net loss per share, basic and diluted	$(0.65)	$(0.50)	$(1.34)	$(1.07)
Weighted-average common shares outstanding, basic and diluted	14,265,905	14,815,731	14,299,969	14,823,348

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	4,494	—	4,494
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(19,111)	(19,111)
Balance as of June 30, 2022	117,970	$—	6,204	$—	13,756,788	$14	$283,375	$(134,010)	$149,379

Balance as of March 31, 2022	117,970	$—	6,204	$—	13,756,788	$14	$281,067	$(124,763)	$156,318
Stock-based compensation	—	—	—	—	—	—	2,308	—	2,308
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,247)	(9,247)
Balance as of June 30, 2022	117,970	$—	6,204	$—	13,756,788	$14	$283,375	$(134,010)	$149,379

Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for preferred stock	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	3,808	—	3,808
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(15,883)	(15,883)
Balance as of June 30 2021	108,070	$—	6,204	$—	14,306,614	$14	$274,783	$(96,276)	$178,521

Balance as of March 31, 2021	108,070	$—	6,204	$—	14,306,614	$14	$272,749	$(88,892)	$183,871
Stock-based compensation	—	—	—	—	—	—	2,034	—	2,034
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(7,384)	(7,384)
Balance as of June 30 2021	108,070	$—	6,204	$—	14,306,614	$14	$274,783	$(96,276)	$178,521

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(19,111)	$(15,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	187	90
Stock-based compensation	4,494	3,808
Deferred tax liabilities	—	(1,089)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,282	(53)
Accounts payable and accrued expenses	(1,042)	609
Operating lease liability	(183)	(94)
Net cash used in operating activities	(14,373)	(12,612)
Financing activities
Offering costs in connection with PIPE transaction	—	(450)
Net cash used in financing activities	—	(450)
Net change in cash and cash equivalents	(14,373)	(13,062)
Cash and cash equivalents at beginning of period	84,833	114,195
Cash and cash equivalents at end of period	$70,460	$101,133
Supplemental disclosure of non-cash investing and financing activities
Common stock exchanged for X1 preferred stock	$1	$—
Common stock exchanged for warrants	$—	$1
Increase in operating lease asset and liability due to lease modification	$—	$219

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022. The results of operations and comprehensive loss for the three and six months ended June 30, 2022 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $9.2 million and $19.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the Company had cash and cash equivalents of $70.5 million, working capital of $69.5 million and an accumulated deficit of $134.0 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2022, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million of cash equivalents at June 30, 2022 and December 31, 2021.

Concentration of Credit Risk and Other Risks and Uncertainties

As of June 30, 2022 and December 31, 2021, all of the Company’s long-lived assets were located in the United States.

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

Our facilities and equipment, including those of our suppliers and vendors, may be affected by natural or man-made disasters. Our administrative office is based in Irvine, California and we manage all our research and development activities through third parties that are located throughout the world. We have taken precautions to safeguard our facilities, equipment and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems, as well as those of our third-party suppliers and vendors, may be vulnerable to earthquakes, fire, storm, health emergencies, including the ongoing COVID-19 pandemic or other future health crises, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses and delay research and development activities. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any circumstance and may not continue to be available to use on acceptable terms, or at all.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities during the three and six months ended June 30, 2022.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units (“RSUs”) are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three and six months ended June 30, 2022 include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(9,247)	$(7,384)	$(19,111)	$(15,883)
Net loss per share, basic and diluted	$(0.65)	$(0.50)	$(1.34)	$(1.07)
Weighted-average number of common shares, basic and diluted	14,265,905	14,815,731	14,299,969	14,823,348

The computation of diluted earnings per share excludes stock options, warrants, and RSUs that are anti-dilutive. As of June 30, 2022 and 2021, common share equivalents of 8,321,473 shares and 654,231 shares were anti-dilutive, respectively.

Stock-based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions that are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. For stock options granted to the members of the Company’s board of directors (the “Board”), the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account for the extended range of time of 12 to 18 months vested stock options granted to Board members may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

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

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of June 30, 2022. The number of shares reserved for issuance under the 2020 Plan and ESPP was 3,095,131 and 24,077 shares, respectively, as of June 30, 2022.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$698	$1,344
Prepaid clinical	1,373	2,039
Prepaid other	225	96
Other current assets	32	34
Total prepaid expenses and other current assets	$2,328	$3,513

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued compensation and related expenses	$1,061	$1,411
Accrued severance	—	104
Accrued clinical	472	454
Accrued professional services	125	167
Accrued other	13	83
Total accrued expenses and other liabilities	$1,671	$2,219

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for the three months ended June 30, 2022 and 2021, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

The components of lease expense were as follows:

	For the Six Months Ended June 30,
	2022	2021
Operating lease cost(a)	$203	$98
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$193	$97
Remaining lease term
Operating lease	1.91 years	1.5 years
Discount rate
Operating lease	3.00%	3.18%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

June 30,
2022
2022 (remainder of)	$194
2023	212
2024	200
Total minimum lease payments	606
Less imputed interest	(20)
Present value of lease liabilities	586
Less current portion of operating lease liability	(287)
Non-current operating lease liability	$299

Grants and Licenses

ALS Therapy Development Foundation, Inc. License Agreement

In May 2015, Anelixis executed a License Agreement (the “ALS Agreement”), which is an exclusive patent rights agreement with ALS Therapy Development Foundation, Inc. (“ALS TDI”) for certain patents and “know-how” of ALS TDI. This ALS Agreement continues until the licensee terminates the agreement with ninety days written notice. The ALS Agreement requires license fees payable to ALS TDI, subject to the achievement of certain milestones and other conditions.

The first and second milestones of the ALS Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. No milestones were achieved during either the six months ended June 30, 2022 or the year ended December 31, 2021.

The ALS Agreement was amended and restated in February 2020, and a first amendment to the restated license agreement was executed in September 2020. As amended in September 2020, the remaining milestone payments for a first licensed product total $6.0 million. In the event that the Company develops a second licensed product, the Company is obligated to pay up to $2.5 million in additional milestone payments.

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the ALS Agreement.

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

Lonza Sales AG Inc. License Agreement

In September 2018, Anelixis executed a License Agreement (the “Lonza Agreement”), which is a manufacturing know-how rights agreement with Lonza Sales AG Inc. (“Lonza”) for the use of certain processes and know-how related to the manufacture of tegoprubart. The Lonza Agreement continues until the later of the last Valid Claim (as defined therein) or ten years from the First Commercial Sale of tegoprubart, as defined and subject to the conditions therein. A royalty in the low single digits will be due on aggregate net sales of tegoprubart that is manufactured by Lonza or any other third-party or licensee.

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of June 30, 2022; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2022.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of June 30, 2022, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $14.5 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through June 30, 2022, no shares of common stock have been sold under the ATM program.

Common Stock Warrants

As of June 30, 2022, there were 1,145,631 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership blockers).

	Roll Forward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2021	$9,581	$319,064	$9,177	$509,117	$298,692	$1,145,631
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—
Balance as of June 30, 2022	9,581	319,064	9,177	509,117	298,692	1,145,631

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

Preferred Stock Warrants

As of June 30, 2022, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2021	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	—
Balance as of June 30, 2022	50,207.419

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$924	$785	$1,804	$1,470
General and administrative	1,384	1,249	2,690	2,338
Total stock-based compensation	$2,308	$2,034	$4,494	$3,808

Note 7. Subsequent Events

The Company has evaluated events subsequent to June 30, 2022 through the filing date of this Quarterly Report on Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 24, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc. References to the term “Tokai” refer to Tokai Pharmaceuticals, Inc., the legal predecessor of the Company.

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

Tegoprubart is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The CD40L/CD40 pathway is recognized for its prominent role in immune regulation. CD40L is primarily expressed on activated CD4+ T cells, platelets and endothelial cells while the CD40 receptor is constitutively expressed on antigen presenting cells such as macrophages and dendritic cells, as well as B cells. By blocking CD40L and not the CD40 receptor, tegoprubart inhibits both the CD40 and CD11 costimulatory signaling pathways, providing the potential for improved efficacy compared to anti-CD40 receptor approaches. Blocking CD40L also increases polarization of CD4+ lymphocytes to Tregs, a specialized subpopulation of T cells that act to suppress an immune response, thus creating a more tolerogenic environment, which may play a therapeutic role for autoimmune diseases and in the transplant setting.

Tegoprubart is designed to negate the risk of thrombolytic events seen in the first generation of anti-CD40L antibodies by introducing structural modifications that have been shown in preclinical models to eliminate binding to the Fcγ receptors associated with platelet activation without altering the binding of tegoprubart to CD40L. In non-human primate studies, dosing of Tegoprubart up to 200 mg/kg per week for 26 weeks, demonstrated no adverse events regarding coagulation, platelet activation or thromboembolism.

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

Amyotrophic Lateral Sclerosis

ALS is a progressive, paralytic disorder characterized by degeneration of motor neurons in the brain and spinal cord. In the U.S., the incidence is estimated at approximately 5,000 cases per year with a prevalence of approximately 30,000 cases overall. Despite 2 approved drugs, in most cases, death from respiratory failure occurs between 3 to 5 years from diagnosis, with 50% of patients living at least 3 years from diagnosis and only 20% of patients living at least 5 years from diagnosis.

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

In 2019, we completed a single ascending dose Phase 1 study of tegoprubart in healthy volunteers and people with ALS. In this study, the doses of tegoprubart studied were well tolerated in healthy subjects and adults with ALS. Tegoprubart demonstrated low anti-drug antibody responses that were not dose related, linear dose proportionality across the dose ranges, and a half-life of up to 26 days.

In October 2020, we initiated a Phase 2a, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of tegoprubart in adult subjects with ALS. Fifty-four subjects with ALS were enrolled into the study in the United States and Canada at 13 ALS treatment sites. Ascending doses of tegoprubart were administered as IV infusions to four sequentially enrolling cohorts. The first two cohorts consisted of nine participants, and the last two cohorts of 18 participants each. All enrolled subjects received six bi-weekly infusions of tegoprubart over the study period. Blood samples for target engagement, and exploratory biomarkers for inflammation and neurodegeneration were taken and analyzed. Participant-focused clinical outcomes were also assessed. In May 2022, we completed the Phase 2a study and released positive topline results. Tegoprubart successfully met the primary endpoints of safety and tolerability. Fifty of the fifty-four subjects completed all six study infusions, and adverse events were typical of an ALS patient population. Tegoprubart was well-tolerated, and no drug-related serious adverse events were observed. No new safety signals emerged. Anti-drug antibodies (ADAs) were present in less than 5 percent of samples. All ADAs were of low titer and did not impact tegoprubart drug levels. Tegoprubart target engagement was demonstrated in all dose cohorts with increasing target engagement in a dose-dependent manner, plateauing at the 4 and 8 mg / kg dosing levels using CD40L and CXCL13 biomarkers related to T cell and B cell function, respectively. 32 different inflammatory biomarkers were detectable in the study population, including TNF-α, MCP1, EN-RAGE, C-Reactive Protein (CRP), and IL-6. IL-1b was not detected in the study patient population. Statistically significant dose-dependent reductions were observed in 23 of these biomarkers, including TNF-α, MCP1, EN-RAGE, and CRP. Pro-inflammatory biomarkers significantly reduced included biomarkers also associated with IgA nephropathy and kidney transplant rejection, such as IgA, IgE, IgM, C3, CXCL9, and CXCL10. While the study was neither primarily designed nor powered to assess the effect of tegoprubart on ALS Functional Rating Scale (“ALSFRS”), both target engagement and level of pro-inflammatory biomarker reduction were associated with a trend in the slowing of disease progression as measured by ALSFRS slope. The Company is committed to further progressing ALS clinical development, and plans to work with key opinion leaders, our patient community, and regulators on potential next steps to do so. However, we will be unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

In July 2021, the Company received a No Objection Letter (NOL) from Health Canada for a Phase 1b clinical trial of tegoprubart, in up to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. In December 2021, the Company received regulatory approval from the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom to add additional sites to the Phase 1b clinical trial. No subjects have been enrolled in the Phase 1b study as of June 30, 2022.

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

In November 2020, the Company received clearance from Health Canada to proceed with the initiation of a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation. In November 2021, the Company received investigational new drug (“IND”) clearance from the FDA for a Phase 2a clinical trial of tegoprubart for up to six people with type 1 diabetes undergoing islet cell transplantation in the United States. No subjects have been enrolled in the Phase 2a study as of June 30, 2022.

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

The pathophysiology of IgAN has been well characterized, and based on its mechanism of action, tegoprubart has the potential to impact the disease process both upstream, at the source of the immune complexes, and downstream in the kidney itself, where it may reduce inflammation in the glomeruli. By disrupting multiple steps in the IgAN’s pathophysiology, tegoprubart has the potential to affect the clinical course of the disease and improve outcomes for patients. The inhibition of CD40L has been shown to be effective in models of multiple glomerulonephritides, as measured by a reduction in proteinuria and were associated with a decrease in immune cell infiltrate into the glomeruli

Through June 30, 2022, the Company received regulatory clearances to initiate a phase 2a study in IgAN in Australia, Malaysia, New Zealand, Philippines, Spain, Sri Lanka and the United Kingdom, and plans to expand the study in up to 5 additional countries. The global study is a 96-week open-label, dose ranging trial, and will include up to 42 subjects in high dose and a low dose cohorts. The primary endpoint is change in urinary protein:creatinine ratio (UPCR) at week twenty-four. Secondary endpoints include change in estimated Glomerular Filtration Rate (eGFR) at week 96 as well as safety and tolerability. The first subject was dosed in May 2022.

Market Trends and Uncertainties

We may face future business disruption and related risks resulting from the ongoing outbreak of COVID-19 or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business or delay the development of our product candidates or completion of our current and proposed clinical trials. Although the impacts of COVID-19 have not been material to-date, we have experienced delays in certain clinical studies and resulting delays in data collection and have also experienced inefficiencies in planning and executing trials due to our limited ability to conduct meetings with key third parties and we could experience further delays and inefficiencies in the future. We will continue to monitor the impact of COVID-19 on our operations, including enrollment and execution of our clinical trials.

In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding or increase the cost of funding. If we are unable to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all, then our ability to continue clinical development of our product candidates or fund additional clinical studies will be adversely impacted.

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Item 1A, “Risk Factors” for additional information.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2022, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company with the SEC on March 24, 2022.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table provides comparative unaudited results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Variance
Operating expenses:
Research and development	$5,743	$4,242	$1,501
General and administrative	3,540	3,729	(189)
Total operating expenses	9,283	7,971	1,312
Loss from operations	(9,283)	(7,971)	(1,312)
Other income/(expense), net	36	(1)	37
Loss before income tax benefit	(9,247)	(7,972)	(1,275)
Income tax benefit	—	588	(588)
Net loss	$(9,247)	$(7,384)	$(1,863)

Research and Development Expenses

Research and development expenses increased $1.5 million, to $5.7 million for the three months ended June 30, 2022, as compared to $4.2 million for the three months ended June 30, 2021. The increase was primarily due to an increase in clinical development costs of $0.6 million, primarily with external CROs, as we advance our tegoprubart program, an increase in consulting expenses of $0.8 million as well as increases in personnel costs of $0.2 million, due to increased headcount and stock-based compensation costs of $0.1 million. The increase was partially offset by a decrease of $0.2 million in external costs related to the production of clinical trial materials.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million to $3.5 million for the three months ended June 30, 2022, as compared to $3.7 million for the three months ended June 30, 2021. The decrease was primarily related to decline in personnel related costs of $0.5 million, due to lower headcount, and general operating costs of $0.1 million. The decrease was partially offset by an increase in professional services of $0.3 million and stock-based compensation costs of $0.1 million.

Other Income (Expense), Net

The increase in other income (expense), net was primarily due to an increase in interest income and a decrease in realized losses on foreign currency translation for the three months ended June 30, 2022.

Income Tax Benefit

The Company recognized an income tax benefit of $0.6 million for the three months ended June 30, 2021 due to the change in deferred tax liabilities for acquired in-process research and development ("IPR&D") related to the Anelixis acquisition.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table provides comparative unaudited results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Variance
Operating expenses:
Research and development	$12,378	$9,895	$2,483
General and administrative	6,764	7,081	(317)
Total operating expenses	19,142	16,976	2,166
Loss from operations	(19,142)	(16,976)	(2,166)
Other income, net	31	4	27
Loss before income tax benefit	(19,111)	(16,972)	(2,139)
Income tax benefit	—	1,089	(1,089)
Net loss	$(19,111)	$(15,883)	$(3,228)

Research and Development Expenses

Research and development expenses increased $2.5 million, to $12.4 million for the six months ended June 30, 2022, as compared to $9.9 million for the six months ended June 30, 2021. The increase was primarily due to an increase in clinical development costs of $1.7 million, primarily with external CROs, as we advance our tegoprubart program, an increase in consulting services of $0.9 million as well as increases in personnel costs of $0.4 million, due to increased headcount, and stock-based compensation costs of $0.3 million. The increase was partially offset by a decrease of $0.8 million in external costs related to the production of clinical trial materials.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million to $6.8 million for the six months ended June 30, 2022, as compared to $7.1 million for the six months ended June 30, 2021. The decrease was primarily related to declines in personnel costs of $0.6 million, due to lower headcount, and general operating costs of $0.1 million. The decrease was partially offset by an increase in stock-based compensation costs of $0.4 million.

Other Income (Expense), Net

The increase in other income, net, was primarily due to an increase in interest income and a decrease in realized losses on foreign currency translation for the six months ended June 30, 2022.

Income Tax Benefit

The Company recognized an income tax benefit of $1.1 million for the six months ended June 30, 2021 due to the change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2022, we had cash and cash equivalents of $70.5 million, consisting of readily available cash in bank accounts. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

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

We believe our cash balance at June 30, 2022, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS announced in May 2022. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our ALS clinical development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of June 30, 2022, there have been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of tegoprubart, including as such activities may be adversely impacted by global events, including the COVID-19 pandemic, the ongoing conflict in Ukraine;
•
the impact of global macroeconomic trends and uncertainties, which have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability;
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

Current conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may result in a prolonged suspension of our ALS clinical development or cause us to delay the scope of or suspend one or more of our other clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of June 30, 2022, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $14.5 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through June 30, 2022, no shares of common stock have been sold under the ATM program.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(14,373)	$(12,612)
Net cash used in financing activities	—	(450)
Net change in cash and cash equivalents	$(14,373)	$(13,062)

Comparison of the Six Months Ended June 30, 2022 and 2021

Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of our net loss of $19.1 million, partially offset by non-cash items consisting of stock-based compensation and amortization of operating lease assets totaling $4.7 million. There was no impact to net cash as a result of changes in operating assets and liabilities for the six months ended June 30, 2022.

Net cash used in operating activities for the six months ended June 30, 2021 consisted primarily of our net loss of $15.9 million, partially offset by non-cash items consisting primarily of stock-based compensation and amortization of operating lease assets totaling $3.9 million, as well as deferred income taxes of $1.1 million. Additionally, cash used in operating activities for the six months ended June 30, 2021 reflected a net increase in cash from changes in operating assets and liabilities of $0.5 million, primarily due to an increase in our prepaid expenses and other current assets of $0.1 million, an increase in our accounts payable and other accrued expenses of $0.6 million, and a decrease in operating lease liability of $0.1 million.

There was no cash provided by or used in the Company’s investing activities for the six months ended June 30, 2022 and 2021.

Net cash used in financing activities for the six months ended June 30, 2021 was comprised of $0.5 million of offering costs accrued as of December 31, 2020 in connection with the sale of shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance levels, as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the quarter ended June 30, 2022 is $9.2 million. As of June 30, 2022, the Company had cash and cash equivalents of $70.5 million, working capital of $69.5 million and an accumulated deficit of $134.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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
•
operate as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we obtain marketing approval. We may never succeed in these activities, including if we do not have available financial resources to allow us to pursue clinical trials and other clinical development activities, and, even if we are successful, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company, could impair our ability to raise capital, maintain our nonclinical and clinical development efforts, and expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

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

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•
obtain additional financing in order to advance our drug product through clinical development, and to manufacture, obtain regulatory approval for and commercialize our product candidates;
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

Our clinical trials have also been affected by, and may continue to be affected by, the COVID-19 pandemic. Clinical site initiation and patient enrollment have been, and may continue to be, delayed due to the prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able to, and others may not be able to, comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

Our business may experience additional disruptions as a result of the COVID-19 pandemic or from another pandemic, epidemic or infectious disease outbreak that could severely impact our operations and development activities, including, but not limited to:

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

The further spread of COVID-19 and its effects, including actions to limit the spread of the illness, or other pandemics, epidemics or infectious disease outbreaks could impact our ability to carry out our business and may materially adversely impact global economic conditions. Any of the foregoing factors, or other effects of the COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak, could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may result in a prolonged suspension of our ALS clinical development or cause us to delay the scope of or suspend one or more of our other clinical trials, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business.

In addition, inflation has recently increased throughout the U.S. economy. As a result of inflation, we have experienced and may continue to experience cost increases, including costs of clinical trials and research and development of our product candidates, production costs, the price of labor, administration and other costs of doing business. Although we may continue to take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Further, in an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise more capital to fund our operations than expected, and such capital may not be available in sufficient amounts or on reasonable terms, if at all.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we incur expenses relating to the exploration of strategic options intended to maximize stockholder value, seek to identify new clinical candidates and potentially seek to partner, out-license or otherwise monetize our drug candidates. If we are unable to raise capital when needed or on attractive terms, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all. Our funding needs may fluctuate significantly based on a number of factors, such as:

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

10.1#	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020

10.2	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020

10.3#	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain portions of this exhibit have been redacted from the publicly filed document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: August 11, 2022	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)