Form 10-Q
period 2022-09-30
Eledon Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 13,756,788 shares of the Registrant’s common stock outstanding.

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$65,889	$84,833
Prepaid expenses and other current assets	1,676	3,513
Total current assets	67,565	88,346
Operating lease asset, net	832	768
Goodwill	48,648	48,648
In-process research and development	32,386	32,386
Other assets	155	400
Total assets	$149,586	$170,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,859	$1,813
Current operating lease liability	378	369
Accrued expenses and other liabilities	2,043	2,219
Total current liabilities	6,280	4,401
Deferred tax liability	1,752	1,752
Non-current operating lease liability	461	400
Total liabilities	8,493	6,553

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares authorized; 117,970 and 108,070 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares authorized; 6,204 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 13,756,788 and 14,306,788 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	285,560	278,880
Accumulated deficit	(144,481)	(114,899)
Total stockholders’ equity	141,093	163,995
Total liabilities and stockholders’ equity	$149,586	$170,548

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$7,452	$7,658	$19,830	$17,553
General and administrative	3,146	2,848	9,910	9,929
Total operating expenses	10,598	10,506	29,740	27,482
Loss from operations	(10,598)	(10,506)	(29,740)	(27,482)
Other income, net	127	3	158	7
Loss before income tax benefit	(10,471)	(10,503)	(29,582)	(27,475)
Income tax benefit	—	686	—	1,775
Net loss and comprehensive loss	$(10,471)	$(9,817)	$(29,582)	$(25,700)
Net loss per share, basic and diluted	$(0.73)	$(0.66)	$(2.07)	$(1.73)
Weighted-average common shares outstanding, basic and diluted	14,265,905	14,815,852	14,289,729	14,820,822

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	6,679	—	6,679
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(29,582)	(29,582)
Balance as of September 30, 2022	117,970	$—	6,204	$—	13,756,788	$14	$285,560	$(144,481)	$141,093

Balance as of June 30, 2022	117,970	$—	6,204	$—	13,756,788	$14	$283,375	$(134,010)	$149,379
Stock-based compensation	—	—	—	—	—	—	2,185	—	2,185
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,471)	(10,471)
Balance as of September 30, 2022	117,970	$—	6,204	$—	13,756,788	$14	$285,560	$(144,481)	$141,093

Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for X non-voting convertible preferred stock	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	5,851	—	5,851
Stock options exercised	—	—	—	—	174	—	1	—	1
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(25,700)	(25,700)
Balance as of September 30, 2021	108,070	$—	6,204	$—	14,306,788	$14	$276,827	$(106,093)	$170,748

Balance as of June 30, 2021	108,070	$—	6,204	$—	14,306,614	$14	$274,783	$(96,276)	$178,521
Stock-based compensation	—	—	—	—	—	—	2,043	—	2,043
Stock options exercised	—	—	—	—	174	—	1	—	1
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,817)	(9,817)
Balance as of September 30, 2021	108,070	$—	6,204	$—	14,306,788	$14	$276,827	$(106,093)	$170,748

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(29,582)	$(25,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	280	134
Stock-based compensation	6,679	5,851
Deferred tax liabilities	—	(1,775)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,082	(55)
Accounts payable and accrued expenses	1,871	1,980
Operating lease liability	(274)	(140)
Net cash used in operating activities	(18,944)	(19,705)
Financing activities
Proceeds from exercise of stock options	—	1
Offering costs in connection with PIPE transaction	—	(450)
Net cash used in financing activities	—	(449)
Net change in cash and cash equivalents	(18,944)	(20,154)
Cash and cash equivalents at beginning of period	84,833	114,195
Cash and cash equivalents at end of period	$65,889	$94,041
Supplemental disclosure of non-cash investing and financing activities
Common stock exchanged for X1 non-voting convertible preferred stock	$1	$—
Common stock exchanged for warrants	$—	$1
Increase in operating lease asset and liability due to lease modification	$344	$219

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

On September 14, 2020, Eledon acquired Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and neurodegenerative diseases. The Company has continued to maintain its corporate headquarters in Southern California and has research and development facilities in Burlington, Massachusetts.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022. The results of operations and comprehensive loss for the three and nine months ended September 30, 2022 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $10.5 million and $29.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company had cash and cash equivalents of $65.9 million, working capital of $61.3 million and an accumulated deficit of $144.5 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.2 million of cash equivalents at September 30, 2022 and December 31, 2021.

Concentration of Credit Risk and Other Risks and Uncertainties

As of September 30, 2022 and December 31, 2021, all of the Company’s long-lived assets were located in the United States.

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

Our facilities and equipment, including those of our suppliers and vendors, may be affected by natural or man-made disasters. Our administrative office is based in Irvine, California and our research and development facility is based in Burlington, Massachusetts. We primarily manage our research and development activities through third parties that are located throughout the world. We have taken precautions to safeguard our facilities, equipment and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems, as well as those of our third-party suppliers and vendors, may be vulnerable to earthquakes, fire, storm, health emergencies, including the ongoing COVID-19 pandemic, or other future health crises, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses and delay research and development activities. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any circumstance and may not continue to be available to use on acceptable terms, or at all.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties, as well as reasonable shutdown costs. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities during the three and nine months ended September 30, 2022.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, convertible notes and accrued interest, stock options, warrants and restricted stock units (“RSUs”) are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three and nine months ended September 30, 2022 include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(10,471)	$(9,817)	$(29,582)	$(25,700)
Net loss per share, basic and diluted	$(0.73)	$(0.66)	$(2.07)	$(1.73)
Weighted-average number of common shares, basic and diluted	14,265,905	14,815,852	14,289,729	14,820,822

The computation of diluted earnings per share excludes stock options, warrants, and RSUs that are anti-dilutive. As of September 30, 2022 and 2021, common share equivalents of 8,223,206 shares and 674,295 shares were anti-dilutive, respectively.

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

In March 2020, the Board approved an increase of 28,816 shares issuable under the 2014 Stock Incentive Plan (the ”2014 Plan”) and 7,204 shares issuable under the 2014 Employee Stock Purchase Plan (the “ESPP”).

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

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of September 30, 2022. The number of shares reserved for issuance under the 2020 Plan and ESPP was 3,167,608 and 24,077 shares, respectively, as of September 30, 2022.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$299	$1,344
Prepaid clinical	1,141	2,039
Prepaid other	179	96
Other current assets	57	34
Total prepaid expenses and other current assets	$1,676	$3,513

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation and related expenses	$1,281	$1,411
Accrued severance	—	104
Accrued clinical	611	454
Accrued professional services	102	167
Accrued other	49	83
Total accrued expenses and other liabilities	$2,043	$2,219

Note 5. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rental expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, which was set to expire on December 31, 2022. On August 12, 2022, the Company extended the term of the lease through December 31, 2024, by amending the office lease effective January 1, 2023.

On November 4, 2021, the Company entered into an operating lease for approximately 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately twenty-seven months and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Operating lease cost(a)	$303	$145
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$290	$146
Remaining lease term
Operating lease	2.20 years	1.25 years
Discount rate
Operating lease	2.49%	3.18%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

September 30,
2022
2022 (remainder of)	$97
2023	378
2024	389
Total minimum lease payments	864
Less imputed interest	(25)
Present value of lease liabilities	839
Less current portion of operating lease liability	(378)
Non-current operating lease liability	$461

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

The first and second milestones of the ALS Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. No milestones were achieved during either the nine months ended September 30, 2022 or the year ended December 31, 2021.

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

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of September 30, 2022; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2022.

Note 6. Stockholders’ Equity

Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of September 30, 2022, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $14.8 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through September 30, 2022, no shares of common stock have been sold under the ATM program.

Common Stock Warrants

As of September 30, 2022, there were 1,145,631 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership blockers).

	Roll Forward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2021	9,581	319,064	9,177	509,117	298,692	1,145,631
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—
Balance as of September 30, 2022	9,581	319,064	9,177	509,117	298,692	1,145,631

Exchange Agreement

On January 11, 2022, the Company entered into an exchange agreement (the “Series X1 Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., MSI BVF SPV, L.L.C. (collectively, the “BVF Exchanging Stockholders”), pursuant to which the Series X1 Exchanging Stockholders exchanged (the “Series X1 Exchange”) 550,000 shares of the Company’s common stock for 9,899.99 shares of Series X1 Non-Voting Convertible Preferred Stock.

Preferred Stock Warrants

As of September 30, 2022, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2021	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	—
Balance as of September 30, 2022	50,207.419

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$873	$872	$2,677	$2,342
General and administrative	1,312	1,171	4,002	3,509
Total stock-based compensation	$2,185	$2,043	$6,679	$5,851

Note 7. Subsequent Events

The Company has evaluated events subsequent to September 30, 2022 through the filing date of this Quarterly Report on Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

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

Amyotrophic Lateral Sclerosis

ALS is a progressive, paralytic disorder characterized by degeneration of motor neurons in the brain and spinal cord. In the U.S., the incidence is estimated at approximately 5,000 cases per year with a prevalence of approximately 30,000 cases overall. Despite 3 approved drugs, in most cases, death from respiratory failure occurs between 3 to 5 years from diagnosis, with 50% of patients living at least 3 years from diagnosis and only 20% of patients living at least 5 years from diagnosis.

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

Tegoprubart is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that tegoprubart binds to CD40L in human cells and blocks CD40L binding on APCs and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody, MR1, prolonged survival and delayed the onset of neurological disease progression. These pathophysiological manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models.

In 2018, the FDA granted orphan drug designation to tegoprubart for ALS. In 2019, we completed a single ascending dose Phase 1 study of tegoprubart in healthy volunteers and people with ALS. In this study, the doses of tegoprubart studied were well tolerated in healthy subjects and adults with ALS. Tegoprubart demonstrated low anti-drug antibody responses that were not dose related, linear dose proportionality across the dose ranges, and a half-life of up to 26 days.

In October 2020, we initiated a Phase 2a, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of tegoprubart in adult subjects with ALS. Fifty-four subjects with ALS were enrolled into the study in the United States and Canada at 13 ALS treatment sites. Ascending doses of tegoprubart were administered as IV infusions to four sequentially enrolling cohorts. The first two cohorts consisted of nine participants, and the last two cohorts of 18 participants each. All enrolled subjects received six infusions of tegoprubart over a 12 week period. Blood samples for target engagement, and exploratory biomarkers for inflammation and neurodegeneration were taken and analyzed. Participant-focused clinical outcomes were also assessed. In May 2022, we completed the Phase 2a study and released positive topline results. Tegoprubart successfully met the primary endpoints of safety and tolerability. Fifty of the fifty-four subjects completed all six study infusions, and adverse events were typical of an ALS patient population. Tegoprubart was well-tolerated, and no drug-related serious adverse events were observed. No new safety signals emerged. Anti-drug antibodies (ADAs) were present in less than 5 percent of samples. All ADAs were of low titer and did not impact tegoprubart drug levels. Tegoprubart target engagement was demonstrated in all dose cohorts with increasing target engagement in a dose-dependent manner, plateauing at the 4 and 8 mg / kg dosing levels using CD40L and CXCL13 biomarkers related to T cell and B cell function, respectively. Tegoprubart exposure decreased inflammatory biomarker levels, in a dose dependent manner, in 20 of 32 pro-inflammatory proteins. Pro-inflammatory biomarkers reduced included biomarkers also associated with IgA nephropathy and kidney transplant rejection, such as IgA, IgE, IgM, C3, CXCL9, and CXCL10. While the study was neither primarily designed nor powered to assess the effect of tegoprubart on ALS Functional Rating Scale (“ALSFRS”), both target engagement and level of pro-inflammatory biomarker reduction were associated with a trend in the slowing of disease progression as measured by ALSFRS slope. The Company is committed to further progressing ALS clinical development, and plans to work with key opinion leaders, our patient community, and regulators on potential next steps to do so. However, we will be unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

Calcineurin inhibitors (“CNI”s) are a critical component of many immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to certain CNIs including tacrolimus is associated with nephrotoxicity, cardiotoxicity and new onset diabetes due to pancreatic Beta cell toxicity. Over time, these CNI side effects may significantly damage transplanted kidneys or result in a requirement for reduced exposures to CNIs and a resulting potential decrease in the ability to prevent long-term rejection.

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

Through September 2022, the Company received regulatory approvals in Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart, in up to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. The first subject in the Phase 1b study was dosed in July 2022.

In July 2022, the Company received Investigational New Drug ("IND") clearance from the FDA for a Phase 2 trial evaluating tegoprubart for the prevention of organ rejection in kidney transplant recipients.

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

A number of issues are believed to continue to hamper the overall success of islet cell transplantation and to need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function often leads to the need for multiple transplant procedures in order for BTID patients to have optimal response to blood glucose levels and possibly achieve insulin independence. We believe that tegoprubart has the potential to ameliorate islet cell transplant therapy outcomes by improving graft survival and function while also reducing side effects associated with CNIs. CD40L blockade may abolish many effector mechanisms of inflammation, prevent, and intervene in the progression of autoimmunity, and instill transplant tolerance without causing harm to islet cells.

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

In November 2020, the Company received clearance from Health Canada to proceed with the initiation of a Phase 2a clinical trial of tegoprubart for people with type 1 diabetes undergoing islet cell transplantation. In November 2021, the Company received IND clearance from the FDA for a Phase 2a clinical trial of tegoprubart for up to six people with type 1 diabetes undergoing islet cell transplantation at the University of Chicago. In June 2022, the FDA granted orphan drug designation to tegoprubart for the prevention of allograft rejection in pancreatic islet cell transplantation. In August 2022, the Company announced the closure of the clinical site in Canada in order to concentrate resources in the United States. No subjects have been enrolled in the Phase 2a study as of September 30, 2022.

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

The pathophysiology of IgAN has been well characterized, and based on its mechanism of action, tegoprubart has the potential to impact the disease process both upstream, at the source of the immune complexes, and downstream in the kidney itself, where it may reduce inflammation in the glomeruli. By disrupting multiple steps in the IgAN’s pathophysiology, tegoprubart has the potential to affect the clinical course of the disease and improve outcomes for patients. The inhibition of CD40L has been shown to be effective in models of multiple glomerulonephritides, as measured by a reduction in proteinuria and were associated with a decrease in immune cell infiltrate into the glomeruli

In September 2022, the Company received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. Including the United States, the Company has now received regulatory clearances to initiate a phase 2a study in ten countries and plans to expand the study into China. The global study is a 96-week open-label, dose ranging trial, and will include up to 42 subjects in high dose and a low dose cohorts. The primary endpoint is change in urinary protein:creatinine ratio (UPCR) at week twenty-four. Secondary endpoints include change in estimated Glomerular Filtration Rate (eGFR) at week 96 as well as safety and tolerability. The first subject was dosed in May 2022.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2022, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company with the SEC on March 24, 2022.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table provides comparative unaudited results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Variance
Operating expenses:
Research and development	$7,452	$7,658	$(206)
General and administrative	3,146	2,848	298
Total operating expenses	10,598	10,506	92
Loss from operations	(10,598)	(10,506)	(92)
Other income, net	127	3	124
Loss before income tax benefit	(10,471)	(10,503)	32
Income tax benefit	—	686	(686)
Net loss	$(10,471)	$(9,817)	$(654)

Research and Development Expenses

Research and development expenses decreased $0.2 million, to $7.5 million for the three months ended September 30, 2022, as compared to $7.7 million for the three months ended September 30, 2021. The decrease was primarily due to lower manufacturing costs related to the production of clinical trial materials of $0.5 million. The decrease was partially offset by an increase in clinical development costs of $0.1 million, primarily with external CROs, as we advance our tegoprubart program and personnel costs, due to increased headcount costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $3.1 million for the three months ended September 30, 2022, as compared to $2.8 million for the three months ended September 30, 2021. The increase was primarily related to an increase in professional services costs of $0.1 million, general operating costs of $0.1 million and stock-based compensation costs of $0.1 million.

Other Income, Net

The increase in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents for the three months ended September 30, 2022.

Income Tax Benefit

The Company recognized an income tax benefit of $0.7 million for the three months ended September 30, 2021 due to the change in deferred tax liabilities for acquired in-process research and development ("IPR&D") related to the Anelixis acquisition.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Variance
Operating expenses:
Research and development	$19,830	$17,553	$2,277
General and administrative	9,910	9,929	(19)
Total operating expenses	29,740	27,482	2,258
Loss from operations	(29,740)	(27,482)	(2,258)
Other income, net	158	7	151
Loss before income tax benefit	(29,582)	(27,475)	(2,107)
Income tax benefit	—	1,775	(1,775)
Net loss	$(29,582)	$(25,700)	$(3,882)

Research and Development Expenses

Research and development expenses increased $2.3 million, to $19.8 million for the nine months ended September 30, 2022, as compared to $17.6 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in clinical development costs of $1.7 million, primarily with external CROs, as we advance our tegoprubart program, an increase in consulting services costs of $0.9 million as well as increases in personnel costs of $0.5 million, due to increased headcount, stock-based compensation costs of $0.3 million and general operating costs of $0.2 million. The increase was partially offset by a decrease of $1.3 million in external costs related to the production of clinical trial materials.

General and Administrative Expenses

General and administrative expenses were $9.9 million for the nine months ended September 30, 2022 and 2021.

Other Income, Net

The increase in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents for the nine months ended September 30, 2022.

Income Tax Benefit

The Company recognized an income tax benefit of $1.8 million for the nine months ended September 30, 2021 due to the change in deferred tax liabilities for acquired IPR&D related to the Anelixis acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2022, we had cash and cash equivalents of $65.9 million, consisting of readily available cash in bank accounts. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

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

We believe our cash balance at September 30, 2022, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of September 30, 2022, there have been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of tegoprubart, including as such activities may be adversely impacted by global events, including the COVID-19 pandemic and the ongoing conflict in Ukraine;
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

Current conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of September 30, 2022, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $14.8 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through September 30, 2022, no shares of common stock have been sold under the ATM program.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(18,944)	$(19,705)
Net cash used in financing activities	—	(449)
Net change in cash and cash equivalents	$(18,944)	$(20,154)

Comparison of the Nine Months Ended September 30, 2022 and 2021

Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of our net loss of $29.6 million, partially offset by non-cash items consisting of stock-based compensation and amortization of operating lease assets totaling $7.0 million. Operating activities also include an increase of accounts payable and accrued expenses of $1.9 million, a decrease in prepaid expenses and other assets of $2.1 million, and a decrease in operating lease liability of $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of our net loss of $25.7 million, a decrease in the deferred tax liability of $1.8 million, partially offset by non-cash items consisting primarily of stock-based compensation and amortization of operating lease assets totaling $6.0 million. Operating activities also include an increase in our accounts payable and other accrued expenses of $2.0 million, partially offset by an increase in prepaid expenses and other assets as well as an increase in operating lease assets of $0.2 million.

There was no cash provided by or used in the Company’s investing activities for the nine months ended September 30, 2022 and 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the quarter ended September 30, 2022 is $10.5 million. As of September 30, 2022, the Company had cash and cash equivalents of $65.9 million, working capital of $61.3 million and an accumulated deficit of $144.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS.

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

We expect to open clinical trial sites in regions outside the United States during 2022, including Asia, the European Union and the United Kingdom, and we may conduct future clinical trials in markets outside the United States. Our ability to conduct clinical trials at sites located outside the United States is subject to numerous risks unique to conducting business in jurisdictions outside the United States, including:

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

For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. The Inflation Reduction Act requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies. The Inflation Reduction Act of 2022 or other similar legislation could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability.

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

We expect that tegoprubart will face competition from FDA-approved therapeutics for the treatment of ALS including RADICAVA®, RELYVRIO®, RILUZOLE, and numerous other branded and generic immunosuppressive agents. Multiple pharmaceutical and biotechnology companies, including but not limited to Biogen, Ionis Pharmaceuticals, Alexion Pharmaceuticals, Orion Pharma, Orphazyme, AZTherapies, Voyager Therapeutics, Apic Bio, Brainstorm Cell Therapeutics, and Cytokinetics are also working on competing ALS pharmaceutical, gene therapy and cell therapy approaches.

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

Eledon Pharmaceuticals, Inc.

Date: November 14, 2022	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)