Form 10-K
period 2022-12-31
Eledon Pharmaceuticals, Inc.
filed 2023-03-30
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $33,518,551, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 29, 2023, the registrant had 13,776,788 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2022, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, Annual Report, unless the context requires otherwise, “Eledon”, the "Company", "we", "our", and "us" means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all wholly owned subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Annual Report on Form 10-K are forward looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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
•
our review of strategic alternatives and the outcome of such review; and
•
our expectations about our future financial performance or condition.

Actual results may differ materially from those indicated by such forward-looking statements as a result of various factors, including the factors listed under “Risk Factor Summary” below. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

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
•
Our financial condition raises substantial doubt as to our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
•
We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.
•
We will require additional funding to be able to complete the development of our lead drug candidate. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.
•
Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.
•
The COVID-19 pandemic has adversely affected and it or other public health crises, pandemics or epidemics could in the future adversely affect our business operations, which could have a material adverse effect on our business.
•
Unfavorable global economic conditions could have a material adverse effect on our business.
•
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
•
Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA) or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development, formulation and commercialization of our product candidates.
•
The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and there is a risk that additional nonclinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States or that subsequent studies will not match results seen in prior studies.
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

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.eledon.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biopharmaceutical company focused on developing life-changing, targeted medicines for persons requiring an organ or cell based transplant, living with autoimmune disease, or living with amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for CD40 Ligand (“CD40L”, also called “CD154”), a well-validated biological target that we believe has broad therapeutic potential.

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart.

Tegoprubart is engineered to potentially both improve safety and provide pharmacokinetic, pharmacodynamic, and dosing advantages compared to other anti-CD40 approaches. The CD40L/CD40 pathway is recognized for its prominent role in immune regulation. CD40L is primarily expressed on activated CD4+ T cells, platelets and endothelial cells while the CD40 receptor is constitutively expressed on antigen presenting cells such as macrophages and dendritic cells, as well as B cells. By blocking CD40L and not the CD40 receptor, tegoprubart inhibits both the CD40 and CD11 costimulatory signaling pathways, providing the potential for improved efficacy compared to anti-CD40 receptor approaches. Blocking CD40L also increases polarization of CD4+ lymphocytes to Tregs, a specialized subpopulation of T cells that act to suppress an immune response, thus creating a more tolerogenic environment, which may play a therapeutic role in autoimmune diseases and in the prevention of allograft rejection after solid organ transplantation.

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

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biopharmaceutical company with a focused immunology franchise. Our original strategy was to develop tegoprubart in up to four indications: ALS, prevention of kidney allograft rejection, prevention of islet cell allograft rejection, and IgA Nephropathy (“IgAN”). We selected our indications based on preclinical and clinical data that was generated with either tegoprubart or historical anti-CD40L molecules. In January 2023, we announced our decision to prioritize resources on our kidney transplantation programs, discontinue the islet cell transplantation program, and deprioritize the IgAN program. We also remain committed to further progressing ALS clinical development and are working with key stakeholders on potential next steps to do so. However, as described below, we are unable to continue our clinical development of tegoprubart for people with ALS without additional financing.

In January 2023, we entered into a collaborative research agreement with eGenesis, Inc., ("eGenesis"), under which eGenesis will gain access to tegoprubart for preclinical xenotransplantation studies in support of eGenesis’ kidney, heart and islet cell xenotransplantation programs.

The following chart summarizes the status of our current clinical development programs.

Prior to our acquisition of Anelixis, we focused on developing medicines for patients with disorders of the ear, nose, and throat (“ENT”). In June 2020, we announced that our lead program did not achieve statistical significance for the primary efficacy endpoints in the treatment of acute otitis media. As a result of this failure to achieve the primary study endpoint, we suspended the clinical development of our legacy ENT assets while we assessed potential development strategies. Following the June 2020 announcement, we significantly curtailed development expenses as we sought to identify strategic alternatives that would maximize stockholder value. As a result of these activities, we acquired Anelixis and raised additional capital in September 2020, as described above. After acquiring Anelixis, we terminated our ENT activities and returned our product rights to the original license holders in July 2021.

Kidney transplantation: prevention of allograft rejection

In January 2023, the Company announced plans to prioritize and focus resources on its kidney transplantation programs. Kidney transplantation is the most common type of solid organ transplantation in the United States with an estimated 240,000 Americans living with a transplanted kidney. In 2019, an estimated 24,000 kidneys were transplanted, of which up to 15% were re-transplants in persons that had already received at least one other kidney. Over 90,000 people in the U.S. wait 3-5 years for a kidney transplant and in 2014, nearly 5,000 Americans died waiting for a kidney with another nearly 4,000 becoming too sick to receive a transplant.

Calcineurin inhibitors (“CNI”s) are a critical component of many immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to certain CNIs including tacrolimus is associated with new onset diabetes due to pancreatic beta cell toxicity, nephrotoxicity, and cardiotoxicity. Over time, these CNI side effects may significantly damage transplanted kidneys or result in a requirement for reduced exposures to CNIs and a resulting potential decrease in the ability to prevent long-term rejection.

Tegoprubart seeks to address challenges associated with current immunosuppressive transplantation regimens using CNI-based therapies. The ability to prevent acute and chronic transplant rejection without the need for CNIs has the potential to transform the clinical management of preventing graft rejection by mitigating the adverse events associated with CNIs and improving long-term graft survival, potentially decreasing the need for repeat kidney transplants.

In aggregated data from the published studies referenced in Figure 1 below, non-human primates undergoing allograft renal transplantation receiving anti-CD40L monotherapy (e.g., 5c8, AI794, IDEC-131) had longer average survival than both those receiving anti-CD40 monotherapy (e.g., 4D11, cH5D12, Chi220, ASKP1240), tacrolimus monotherapy or untreated controls (Figure 1).

Figure 1: Inhibition of CD40L improved survival vs. CD40 inhibition in non-human primate kidney transplantation monotherapy studies

Figure 1: Kaplan-Meir estimates of the probability of rejection free survival by treatment group from eleven published studies of allograft kidney transplant in non-human primates. Median survival of untreated animals is 6 days (red line), monotherapy anti CD40 treated animals 131 days (gray line), and monotherapy anti CD40L treated animals 352 days (blue line), log rank test P= 0.0001. (Kirk, 1999; Preston, 2005; Montgomery, 2002; Xu, 2001; Xu, 2002; Kanmaz, 2004; Kim 2017; Song, 2014; Aoyagi, 2009; Imai, 2007; Haanstra, 2003; Pearson, 2002; Cordoba 2015). Analysis is not based on head-to-head comparison. Differences between any individual programs may vary.

The Company received regulatory approvals in Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart, in up to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. The first subject in the Phase 1b study was dosed in July 2022.

In July 2022, the Company received Investigational New Drug (IND) application clearance from the FDA for a controlled, Phase 2 trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The Phase 2 study will be a multicenter, open-label, active control study to assess the safety and efficacy of tegoprubart compared with tacrolimus in the preservation of allograft function after kidney transplantation. The study will enroll approximately 120 participants (60/arm) undergoing kidney transplant and will run in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The Company plans to initiate patient enrollment in the third quarter of 2023, subject to financing.

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

Tegoprubart is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that tegoprubart binds to CD40L in human cells and blocks CD40L binding on antigen presenting cells and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody, MR1, prolonged survival and delayed the onset of neurological disease progression. These pathophysiological manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models (Figure 2).

Figure 2: Blocking CD40L Improves Survival and Pathophysiology Associated with ALS

Figure 2: Anti-CD40L (“MR1”) treatment decreases CD68+ macrophages, improves neuromuscular junction occupancy and improves motor neuron survival. (A) Quantification of reduction of CD68+ macrophages by anti-CD40L treatment at day 100. (White bar, control IgG); gray bar (anti-CD40L–treatment); black bar (untreated age-matched non-transgenic mice) (B) Quantification of neuromuscular occupancy in SOD1 mice prior to overt symptoms (day 70) versus after symptom onset (day 85) treated with an IgG control antibody (vehicle) or anti-CD40L antibody. (C) Quantitative comparison of lumbar spinal cord motor neuron counts per mm2 in IgG vehicle control (White bar) versus anti-CD40L treated mice (grey bar) at day 100 (Lincecum, 2010).

In 2018, the FDA granted orphan drug designation to tegoprubart for ALS. In 2019, we completed a single ascending dose Phase 1 study of tegoprubart in healthy volunteers and people living with ALS. In this study, the doses of tegoprubart studied were well tolerated in healthy adult subjects and adults with ALS. Tegoprubart demonstrated low anti-drug antibody responses that were not dose related, linear dose proportionality across the dose ranges, and a half-life of up to 26 days.

In October 2020, we initiated a Phase 2a, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of tegoprubart in adult subjects with ALS. Fifty-four subjects living with ALS were enrolled into the study in the United States and Canada at 13 ALS treatment sites. Ascending doses of tegoprubart were administered as IV infusions to four sequentially enrolling cohorts. The first two cohorts consisted of nine participants, and the last two cohorts of 18 participants each. All enrolled subjects received six infusions of tegoprubart over a 12-week period. Blood samples for target engagement, and exploratory biomarkers for inflammation and neurodegeneration were taken and analyzed. Participant-focused clinical outcomes were also assessed. In May 2022, we completed the Phase 2a study and reported positive topline results where tegoprubart successfully met the primary endpoints of safety and tolerability. Fifty of the fifty-four subjects completed all six study infusions, and adverse events were typical of an ALS patient population. Tegoprubart was well-tolerated, and no drug-related serious adverse events were observed. No new safety signals emerged. Anti-drug antibodies (ADAs) were present in less than 5 percent of samples. All ADAs were of low titer and did not impact tegoprubart drug levels. Tegoprubart target engagement was demonstrated in all dose cohorts with increasing target engagement in a dose-dependent manner, plateauing at the 4 and 8 mg / kg dosing levels using CD40L and CXCL13 biomarkers related to T cell and B cell function, respectively. Tegoprubart exposure decreased inflammatory biomarker levels, in a dose dependent manner, in over 20 of 32 pro-inflammatory proteins. Pro-inflammatory biomarkers reduced included biomarkers also associated with IgA nephropathy and kidney transplant rejection, such as IgA, IgE, IgM, C3, CXCL9, and CXCL10.

The Company is seeking to further progress ALS clinical development and plans to work with key stakeholders on potential next steps to do so. However, we will be unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

IgA Nephropathy

In January 2023, the Company announced the deprioritization of its IgAN program. IgAN is the leading cause of chronic glomerulonephritis, a state of inflammation producing damage to the filtering part of the kidney. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of persons living with IgAN ultimately reach end stage renal disease (ESRD). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 150,000 persons in the United States, IgAN is one of the most common autoimmune glomerulonephropathies. In the United States, oral budesonide Tarpeyo was approved for use in IgAN by the FDA in December 2021 and Kinpeygo received conditional approval by the European Medicines Agency (“EMA”) in July 2022.

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

Figure 3: Blocking CD40L Improves Survival and Pathophysiology Associated with Autoimmune Nephritis

Figure 3: Effect of anti-CD40L in the SNF1 rodent model of Lupus. (A) The survival curves of anti-CD40L treated and HIg controls differ significantly (p < 0.001 by Wilcoxon test). Control mice receiving HIgG control die rapidly with the onset of severe nephritis, and all but one are dead by age 12 months while all anti-CD40L treated mice are alive when the study is terminated at age 15.5 months (Kalled, 1998). (B) Urine was monitored weekly for proteinuria. Proteinuria was scored as follows: 0.5+ (15 to 30 mg/dl); 1+ (30 mg/dl); 2+ (100 mg/dl); 3+ (300 mg/dl) and 4+ (>20000 mg/dl). The proportion of mice with => +3 proteinuria differed significantly between anti-CD40L treated and HIg controls at all timepoints (p < 0.001 by x2 test). Controls that did not have => 3+ proteinuria at the start of treatment became 4+ soon after, as opposed to anti-CD40L treated mice where the proteinuria levels of six of seven mice declined and only one mouse developed 3+ proteinuria (Kalled, 1998). (C) MR1 treatment was associated with a significant reduction in the number of infiltrating macrophages. The number of infiltrating CD4+ and CD8+ cells was not statistically different from the Adriamycin alone group. Bars represent mean values + standard deviation. **P < 0.01 vs. Adriamycin alone group (Kairatis, 2003).

In August 2022, the Company received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. Including the United States, the Company has now received regulatory clearances to initiate a phase 2a study in twelve countries. The global study is a 96-week open-label, dose ranging trial, and will include up to 42 subjects in a high dose and a low dose cohort. The primary endpoint is change in urinary protein:creatinine ratio (UPCR) at week twenty-four. Secondary endpoints include change in estimated Glomerular Filtration Rate (eGFR) at week 96 as well as safety and tolerability. The first subject was dosed in May 2022. The Company does not plan to initiate the low dose cohort and only plans to report out safety data from the high dose cohort, in 2023.

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

In January 2023, the Company announced that all clinical development for tegoprubart in islet cell transplantation would be discontinued.

Collaboration Agreement with eGenesis for Xenotransplantation Studies

In January 2023, the Company entered into a collaborative research agreement with eGenesis, under which eGenesis will gain access to tegoprubart, for preclinical xenotransplantation studies in support of eGenesis’ kidney, heart and islet cell programs.

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

Our intellectual property portfolio includes issued patents and patent applications directed toward (i) isolated antibodies and (ii) methods of treatment using the isolated antibodies that block the interaction of CD40L and CD40 to treat CD-40L related diseases or disorders. We have exclusive rights to these patent families, of which two families are directed to tegoprubart and related antibodies. The first family is directed to methods for treating amyotrophic lateral sclerosis with antibodies and includes two issued United States patents and 14 issued foreign patents (Japan, Hong Kong, Belgium, Germany, Denmark, Spain, Finland, France, Great Britain, Ireland, Italy, the Netherlands, Sweden, and Switzerland). The second family is directed to tegoprubart. Tegoprubart is the current clinical candidate, with 13 pending applications, and issued/allowed patents including three issued United States patents, one allowed United States patent application, and 17 issued foreign patents (Australia, Belgium, Switzerland, China, Germany, Denmark, France, Great Britain, Ireland, Israel, Italy, Japan, Mexico, the Netherlands, Russia, Sweden, Singapore). The third family is directed to tegoprubart with 17 pending applications, including one pending United States patent application, and issued patents, including one issued United States patent and one issued Russian patent. In the first family, the patents are set to expire in December 2029, absent any term adjustments or extensions. In the second family, any issued patent would nominally expire in February 2036, absent any term adjustments or extensions. In the third family, any issued patent would nominally expire in May 2038, absent any term adjustments or extensions.

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

See Note 6. Commitments and Contingencies of the consolidated financial statements included elsewhere herein under the caption “Grants and Licenses” for further information about the Company’s intellectual property.

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

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g., completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees were paid for tegoprubart in calendar 2022.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. The Company received orphan drug designations for tegoprubart for the treatment of ALS and prevention of allograft rejection in pancreatic islet cell transplantation.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application. The content of the BLA or NDA filed in the United States is like that required in the EU, except, among other things, country-specific document requirements.

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

Employees

As of March 29, 2023, Eledon had seventeen employees, all of whom are full time. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks Related to Our Limited Operating History, Financial Condition, and Capital Requirements.

Our short operating history and the Anelixis acquisition may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage biopharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates and pursuing nonclinical and clinical trials. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis and our recent decision to discontinue our islet cell transplantation program and deprioritize the IgAN program, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or previously projected by our management.

In addition, as an early-stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To successfully market any of our current or future product candidates, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plans, we expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2022, an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2022 is $88.0 million. As of December 31, 2022, the Company had cash and cash equivalents of $56.4 million, working capital of $53.0 million and an accumulated deficit of $202.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through sales of equity, including approximately $108.1 million in total gross offering proceeds raised from our September and December 2020 financings, and we anticipate that we will require additional financing in the next twelve months. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We will require additional funding to be able to complete the development of our lead drug candidate. If we are unable to raise capital, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Based on our current operating plans, we expect our existing resources will fund our planned operating expenses into the first quarter of 2024, which is less than twelve months from the date of this Annual Report. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We will need substantial additional capital to operate our business and continue our development activities.

If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

Identifying potential product candidates and conducting formulation development, nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Even if we generate positive clinical data or are able to successfully commercialize one or more of our product candidates, additional financing may not be available to us on acceptable terms, or at all.

Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all our efforts and financial resources in the development of our lead drug candidate tegoprubart, including funding nonclinical studies, clinical trials, drug formulation and the manufacturing of clinical trial materials. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for one of our potential future additional product candidates.

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

The COVID-19 pandemic has adversely affected and it or other public health crises, pandemics or epidemics could in the future adversely affect our business operations, which could have a material adverse effect on our business.

Our business and operations, including but not limited to ongoing or planned research and development activities, have been and may continue to be adversely affected by the COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. Other future public health crises, pandemics or epidemics could have a similar impact on our business.

We have experienced, and may in the future experience disruptions as a result of the COVID-19 pandemic or from another public health crisis, pandemic or epidemic that could severely impact our operations and development activities, including, but not limited to:

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
•
delays in initiation of future clinical trials, including delays in receiving authorization from local regulatory authorities to initiate such clinical trials; and
•
delays or disturbances in enrollment and trial execution, for example, because clinical trial sites may be unable to operate normally, or patients may elect to forego visits to medical facilities or undertake voluntary medical procedures.

Any of the foregoing factors, or other effects of the COVID-19 pandemic or another public health crisis, pandemic or epidemic, could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. In addition, our existing capital resources will fund our planned operating expenses only into the first quarter of 2024 and if we are unable to raise capital, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. At this time, we maintained deposits amounting to approximately 78% of our total cash at Silicon Valley Bank. On March 13, 2023, the assets and operations of Silicon Valley Bank were acquired by Silicon Valley Bridge Bank, which is guaranteeing full access to deposits, including ours. In response to the failure of Silicon Valley Bank, we are in the process of diversifying our cash deposits, although we expect that our cash deposits will continue to exceed FDIC limits. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis.

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

Our ability to conduct clinical trials in some jurisdictions outside of the United States may be adversely affected.

We currently have clinical trial sites in regions outside the United States, including Asia, the European Union and the United Kingdom, and we will continue to conduct future clinical trials in these markets. Our ability to conduct clinical trials at sites located outside the United States is subject to numerous risks unique to conducting business in jurisdictions outside the United States, including:

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

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Our recent decision to discontinue the islet cell transplantation program and deprioritize the IgAN program and uncertainties regarding our financial condition may increase the likelihood that employees depart in the foreseeable future.

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

Specifically, there are a number of companies developing competing anti-CD40 and anti-CD40L therapeutics in clinical trials for transplant, autoimmune or central nervous system indications, including: Novartis, Sanofi, UCB, Amgen (post acquisition of Horizon Therapeutics), Bristol Myers Squibb, and Kiniksa. All of these companies are larger than Eledon and have significantly greater resources to develop their drug candidates.

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

We expect that tegoprubart will face competition from FDA-approved therapeutics for the treatment of ALS including RADICAVA®, RELYVRIO™, RILUZOLE, and numerous other branded and generic immunosuppressive agents. Multiple pharmaceutical and biotechnology companies, including but not limited to Biogen, Ionis Pharmaceuticals, Alexion Pharmaceuticals, Orion Pharma, Orphazyme, AZTherapies, Voyager Therapeutics, Apic Bio, Brainstorm Cell Therapeutics, and Cytokinetics, are also working on competing ALS pharmaceutical, gene therapy and cell therapy approaches.

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

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we rely on third parties for the manufacturing of drug substance and drug product for nonclinical and clinical activities. Our manufacturing vendors utilize proprietary cell culture media, cell lines, buffers, manufacturing equipment, manufacturing supplies, and storage buffers for the manufacturing of tegoprubart and other product candidates. These materials are custom-made and available from only a limited number of sources. Although we believe that our third-party suppliers maintain a significant supply of these materials and equipment on hand, any sustained disruption in this supply, could adversely affect our operations. We do not have any long-term agreements in place with our current suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining or in manufacturing, packaging or distributing approved product candidates could negatively impact our clinical trials.

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which our collaborators or we obtain marketing approval. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, these third parties experienced disruptions in their operations in conjunction with the COVID-19 pandemic. Any delay or performance failure on the part of our existing or future manufacturers of drug substance or drug products could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If suppliers cannot supply us with our requirements, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
uncertainties regarding our financial condition and our ability to raise sufficient capital to fund our ongoing operations;
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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located in Irvine, California. We lease approximately 5,197 square feet of office space under an operating lease that expires on December 31, 2024. Additionally, we have an operating lease for approximately 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

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

As of March 29, 2023, there were approximately 21 stockholders of record of our common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Special Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Strategic Updates

In January 2023, we announced our decision to prioritize resources on our kidney transplantation programs, discontinue the islet cell transplantation program, and deprioritize the IgAN program. We also remain committed to further progressing ALS clinical development and are working with key stakeholders on potential next steps to do so. However, we are unable to continue our clinical development of tegoprubart for people with ALS without additional financing.

Legacy Operations and Acquisition of Anelixis Therapeutics, Inc.

On September 14, 2020, the Company completed the acquisition of Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ transplantation, autoimmune diseases, and ALS.

Financing Activities

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

January 2022 Exchange Agreement

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

Common Stock Warrants

As of December 31, 2022, 1,145,631 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Forms S-1.

Series X1 Preferred Stock Warrants

As of December 31, 2022, 50,207.419 warrants were exercisable into Series X1 Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement (the "Prospectus") under which the Company may offer and sell up to $75 million in shares of our common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2022, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $10.5 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. During the years ended December 31, 2022 and 2021, no shares were sold under the Prospectus.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its annual evaluation for impairment as of December 31, 2022 using the quantitative assessment, utilizing the market approach and due to sustained decrease in our market capitalization, determined that the fair value of the reporting unit was below its carrying value. As a result, the Company recognized $48.6 million of goodwill impairment, reducing the goodwill balance to zero. No impairment was recorded for the year ended December 31, 2021.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2022.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022 and 2021

The following table provides comparative results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	$ Variance	% Variance
Operating expenses:
Research and development	$27,080	$23,735	$3,345	14%
General and administrative	12,700	13,132	(432)	-3%
Goodwill impairment	48,648	—	48,648	100%
Total operating expenses	88,428	36,867	51,561	140%
Loss from operations	(88,428)	(36,867)	(51,561)	-140%
Other income, net	462	7	455	6500%
Loss before income tax benefit	(87,966)	(36,860)	(51,106)	-139%
Income tax benefit	—	2,354	(2,354)	-100%
Net loss and comprehensive loss	$(87,966)	$(34,506)	$(53,460)	-155%

Research and Development Expenses

Research and development expenses increased $3.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to higher clinical development expenses, primarily with external CROs of $1.2 million, an increase in personnel costs, including stock-based compensation costs of $1.1 million, due to increased headcount, and an increase in manufacturing costs of $0.9 million, related to the increased production of clinical trial materials.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million for the year ended December 31, 2022, compared to December 31, 2021. The decrease was primarily due to a decrease in personnel costs of $0.6 million, associated with decreased headcount and $0.2 million from a decrease in professional and consulting fees. The decrease was partially offset by an increase in stock-based compensation of $0.2 million and general operating expenses of $0.2 million.

Goodwill Impairment

The Company performed its annual goodwill impairment assessment as of December 31, 2022 and determined that the fair value of the reporting unit was below its carrying value. As a result, the Company recognized $48.6 million of goodwill impairment. No impairment was recorded for the year ended December 31, 2021.

Other Income, Net

The increase in other income, net, was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents for the year ended December 31, 2022.

Income Tax Benefit

The Company recognized an income tax benefit of $2.4 million for the year ended December 31, 2021, due to the change in deferred tax liability for the acquired IPR&D related to the Anelixis acquisition in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

The Company had a net loss of $88.0 million during 2022 and an accumulated deficit of $202.9 million at December 31, 2022 as a result of incurring losses since our inception. As of December 31, 2022, we had cash and cash equivalents of approximately $56.4 million, consisting of readily available cash and cash equivalents in bank accounts. While we believe our cash and cash equivalents are not subject to excessive risk, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.”

To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock and warrants. In September 2020, we completed a $99.1 million financing and in December 2020, we sold 1,004,111 shares of common stock for gross proceeds of $9.0 million. On March 31, 2021, we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement (the "Prospectus") under which we may offer and sell up to $75 million in shares of our common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2022, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $10.5 million of shares of common stock pursuant to the ATM Program. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. During the year ended December 31, 2022, no shares were sold under the Prospectus.

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

Based on our available cash and cash equivalents, of $56.4 million as of December 31, 2022, we believe that we have sufficient resources to fund our operations into the first quarter of 2024. Based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements contained in this Annual Report. As a result, in order to continue to operate our business beyond that time, including to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies.

We will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of tegoprubart, including as such activities may be adversely impacted by the global events, including COVID-19 pandemic or other future public crises and the ongoing conflict in Ukraine;
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
•
the cost, timing and outcome of any regulatory review that may be required for tegoprubart;
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

We lease our office facilities in Irvine, California and Burlington, Massachusetts under non-cancelable operating leases that expire in December 2024 and November 2024, respectively. As of December 31, 2022, we expect to make total lease payments of $0.8 million through December 2024.

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

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(28,424)	$(28,913)
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	(449)
Net change in cash and cash equivalents	$(28,424)	$(29,362)

Comparison of the Years Ended December 31, 2022 and 2021

Net cash used in operating activities for the year ended December 31, 2022 consisted primarily of our net loss of $88.0 million, partially offset by non-cash items consisting of goodwill impairment of $48.6 million and stock-based compensation and amortization of operating lease assets totaling $8.5 million. Operating activities also included an increase of accounts payable and accrued expenses of $2.1 million and a decrease in prepaid expenses and other assets of $0.7 million, partially offset by a decrease in operating lease liability of $0.4 million.

Net cash used in operating activities for the year ended December 31, 2021 consisted primarily of our net loss of $34.5 million, partially offset by non-cash items consisting of stock-based compensation and amortization of operating lease assets totaling $8.1 million, partially offset by a decrease in deferred income taxes of $2.4 million. Operating activities also included a decrease in prepaid expenses and other assets of $2.1 million, a decrease in operating lease liability of $0.2 million, partially offset by an increase of accounts payable and accrued expenses of $2.1 million.

There was no cash provided by or used in investing activities for the years ended December 31, 2022 and 2021.

There was no cash provided by or used in financing activities for the year ended December 31, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2022.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) in its 2013 Internal Control—Integrated Framework. Management believes that the COSO Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on this assessment, our management has concluded that as of December 31, 2022, our internal control over financial reporting is effective.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022, including under headings “Board of Directors and Corporate Governance—Election of Directors,” “Executive Officers and Executive Compensation—Executive Officers,” “Board of Directors and Corporate Governance—Director Nomination Process” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2023 Proxy Statement, including under headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2023 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2023 Proxy Statement, including under headings “Board of Directors and Corporate Governance—Related Person Transactions,” “Board of Directors and Corporate Governance,” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2023 Proxy Statement, including under headings “Matters to be Voted—on Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)
Exhibits:

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

1.1	Open Market Sales Agreement by and between the Registrant and Jefferies, LLC dated March 30, 2021	10-K	001-36620	1.1	March 31, 2021

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.2	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities	10-K	001-36620	4.5	March 31, 2021

10.1*	Form of Indemnification Agreement	8-K	001-36620	10.1	September 15, 2020

10.2	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.3	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.4*	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.5*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.6*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.7*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.8*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.9*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

10.10*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.12	March 24, 2022

10.11	Second Amendment to Lease Agreement, dated May 3, 2021, by and between	10-K	001-36620	10.13	March 24, 2022

	Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.

10.12	Sublease Agreement, dated as of November 4, 2021, by and between Corporate Technologies, Inc. and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.14	March 24, 2022

10.13	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020	10-Q	001-36620	10.1	August 11, 2022

10.14	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020	10-Q	001-36620	10.2	August 11, 2022

10.15	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018	10-Q	001-36620	10.3	August 11, 2022

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive date file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Indicates a management contract or compensatory plan

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

Eledon Pharmaceuticals, Inc.
Date: March 30, 2023	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2023	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	March 30, 2023
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	March 30, 2023
Paul Little	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 30, 2023
Keith A. Katkin

/s/ Jan Hillson, M.D.	Director	March 30, 2023
Jan Hillson, M.D.

/s/ Gary A. Lyons	Director	March 30, 2023
Gary A. Lyons

/s/ John S. McBride	Director	March 30, 2023
John S. McBride

/s/ Walter Ogier	Director	March 30, 2023
Walter Ogier

/s/ June Lee, M.D.	Director	March 30, 2023
June Lee, M.D.

/s/ Steven Perrin	President, Director	March 30, 2023
Steven Perrin

ELEDON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eledon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and expects to continue to incur net losses into the foreseeable future. In addition, the Company has an accumulated deficit of $202.9 million as of December 31, 2022 and is dependent on its ability to raise capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Notes 3 and 5 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis on December 31 or if indicators of impairment exist that would, more likely than not, reduce the fair value from its carrying value. Due to a sustained decline in the Company’s market capitalization, the Company elected to perform a quantitative impairment analysis of goodwill for its single reporting unit on December 31, 2022. For the single reporting unit evaluated using a quantitative assessment, the fair value was estimated using a market approach utilizing a set of guideline public companies and enterprise to revenue multiples for those companies. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Based on the impairment test, the Company recorded an impairment charge of $48.6 million during the year ended December 31, 2022. As a result of the impairment charges recorded, the carrying value of goodwill was reduced to zero.

Auditing management’s impairment test for goodwill was complex and highly judgmental due to the significant assumptions used in determining the fair value of the Company’s single reporting unit. Significant assumptions used include (i) estimating the expected timing and amount of projected future revenues; (ii) the enterprise to revenue multiples; and (iii) the probabilities of technical success.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the single reporting unit, we performed audit procedures that included, among others, assessing the methodologies used by the Company, comparing the significant assumptions to current industry peers and economic trends and other relevant factors that would affect the significant assumptions. We involved a valuation specialist to assist with assessing the methodologies and evaluating certain significant assumptions described above, such as projected future revenues, the enterprise to revenue multiples and the probabilities of technical success. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2019.

Irvine, California
March 30, 2023

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$56,409	$84,833
Prepaid expenses and other current assets	3,109	3,513
Total current assets	59,518	88,346
Operating lease asset, net	739	768
Goodwill	—	48,648
In-process research and development	32,386	32,386
Other assets	150	400
Total assets	$92,793	$170,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,200	$1,813
Current operating lease liability	363	369
Accrued expenses and other liabilities	3,912	2,219
Total current liabilities	6,475	4,401
Deferred tax liability	1,752	1,752
Non-current operating lease liability	383	400
Total liabilities	8,610	6,553

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2022 and 2021:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 117,970 and 108,070 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 6,204 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2022 and 2021; 13,776,788 and 14,306,788 shares issued and outstanding at December 31, 2022 and 2021, respectively	14	14
Additional paid-in capital	287,034	278,880
Accumulated deficit	(202,865)	(114,899)
Total stockholders’ equity	84,183	163,995
Total liabilities and stockholders’ equity	$92,793	$170,548

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses
Research and development	$27,080	$23,735
General and administrative	12,700	13,132
Goodwill impairment	48,648	—
Total operating expenses	88,428	36,867
Loss from operations	(88,428)	(36,867)
Other income, net	462	7
Loss before income tax benefit	(87,966)	(36,860)
Income tax benefit	—	2,354
Net loss and comprehensive loss	$(87,966)	$(34,506)
Net loss per share, basic and diluted	$(6.16)	$(2.33)
Weighted-average common shares outstanding, basic and diluted	14,285,254	14,819,582

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	108,070	$—	—	$—	15,160,397	$15	$270,974	$(80,393)	$190,596
Cancellation of common stock in connection with exchange for preferred stock	—	—	6,204	—	(344,666)	—	—	—	—
Cancellation of common stock in connection with exchange for warrants	—	—	—	—	(509,117)	(1)	1	—	—
Stock-based compensation	—	—	—	—	—	—	7,904	—	7,904
Stock options exercised	—	—	—	—	174	—	1	—	1
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(34,506)	(34,506)
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	20,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,153	—	8,153
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(87,966)	(87,966)
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(87,966)	$(34,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	373	195
Goodwill impairment	48,648	—
Stock-based compensation	8,153	7,904
Deferred income taxes	—	(2,354)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	654	(2,095)
Accounts payable and accrued expenses	2,081	2,143
Operating lease liability	(367)	(200)
Net cash used in operating activities	(28,424)	(28,913)
Financing activities
Proceeds from exercise of stock options	—	1
Payment of offering costs in connection with PIPE transaction	—	(450)
Net cash used in financing activities	—	(449)
Net change in cash and cash equivalents	(28,424)	(29,362)
Cash and cash equivalents at beginning of year	84,833	114,195
Cash and cash equivalents at end of year	$56,409	$84,833
Supplemental disclosure of non-cash investing and financing activities
Increase in operating lease asset and liability due to new and modified operating leases	$344	$825
Common stock exchange for warrants	$—	$1
Common stock exchanged for X1 non-voting convertible preferred stock	$1	$—

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

On September 14, 2020, Eledon acquired Anelixis Therapeutics, Inc. (“Anelixis”), a privately held clinical stage biotechnology company developing a next generation anti-CD40L antibody as a potential treatment for organ and cellular transplantation, autoimmune diseases, and neurodegenerative diseases. The Company maintains its corporate headquarters in Irvine, California and has research and development facilities in Burlington, Massachusetts.

Note 2. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

The Company had a net loss of $88.0 million and an accumulated deficit of $202.9 million as of December 31, 2022, as a result of incurring losses since our inception. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

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

As of December 31, 2022, the Company had cash and cash equivalents of approximately $56.4 million, consisting of readily available cash and cash equivalents in bank accounts. Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. The Company plans to seek to address this condition by raising additional capital to finance its operations, although the availability of, and the Company’s access to such financing is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Eledon, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Anelixis Therapeutics, LLC, a Delaware limited liability company, and Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc. The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The activities of the Company’s foreign subsidiary are not significant to the consolidated financial statements.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.3 million in cash equivalents at December 31, 2022 and 2021.

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

The Company had no financial instruments, assets or liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

Concentration of Credit Risk and Other Risks and Uncertainties

As of December 31, 2022 and 2021, all of the Company’s long-lived assets were located in the United States.

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

Our facilities and equipment, including those of our suppliers and vendors, may be affected by natural or man-made disasters. Our administrative office is based in Irvine, California and we manage all our research and development activities through third parties that are located throughout the world. We have taken precautions to safeguard our facilities, equipment and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, our facilities and systems, as well as those of our third-party suppliers and vendors, may be vulnerable to earthquakes, fire, storm, public health or similar emergencies, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses and delay research and development activities. In addition, the insurance coverage we maintain may not be adequate to cover our losses in any circumstance and may not continue to be available to use on acceptable terms, or at all.

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

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing the reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for Company products to be commercialized. The Company’s market capitalization is also considered as a part of its analysis.

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its annual evaluation for impairment as of December 31, 2022 using the quantitative assessment, utilizing the market approach and due to declining market conditions, determined that the fair value of the reporting unit was below its carrying value. As a result, the Company recognized $48.6 million of goodwill impairment, reducing the goodwill balance to zero. No impairment was recorded for the year ended December 31, 2021.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2022.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, and stock options and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the years ended December 31, 2022 and 2021 include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	Year Ended December 31,
	2022	2021
	(In thousands, except share and per share data)
Net loss	$(87,966)	$(34,506)
Net loss per share, basic and diluted	$(6.16)	$(2.33)
Weighted-average number of common shares	14,285,254	14,819,582

The computation of diluted earnings per share excludes stock options, warrants, and restricted stock units that are anti-dilutive. For the year ended December 31, 2022, common share equivalents of 8,139,155 shares were anti-dilutive. For the year ended December 31, 2021, common share equivalents of 1,087,174 shares were anti-dilutive.

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

Restricted Stock Units (“RSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

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

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2022. The number of shares reserved for issuance under the 2020 Plan and ESPP was 3,126,608 and 24,077 shares, respectively, as of December 31, 2022.

Income Taxes

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a valuation allowance on our deferred tax assets as of December 31, 2022 and 2021 because we believe it is more likely than not that a majority of our deferred tax assets will not be realized as of this date.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2022 and 2021. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 7. Income Taxes.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Note 4. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$823	$1,344
Prepaid clinical	2,115	2,039
Prepaid other	143	96
Other current assets	28	34
Total prepaid expenses and other current assets	$3,109	$3,513

Accrued expenses and other liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accrued compensation and related expenses	$1,909	$1,411
Accrued severance	—	104
Accrued clinical	1,826	454
Accrued professional services	65	167
Accrued other	112	83
Total accrued expenses and other liabilities	$3,912	$2,219

Note 5. Goodwill

In 2022, the Company determined that the sustained decrease in our market capitalization constituted an indicator of impairment and as a result, a quantitative goodwill impairment test, utilizing the market approach, determined that the fair value of the reporting unit was below its carrying value and the goodwill was fully impaired.

The Company recorded an impairment of $48.6 million for the year ended December 31, 2022 for the full write-down of the goodwill recorded as part of the acquisition of Anelixis.

Total

Balance as of January 1, 2021	$48,648
Impairments	—
Balance as of December 31, 2021	$48,648
Impairments	(48,648)
Balance as of December 31, 2022	$—

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $0.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, which was set to expire on December 31, 2022. On August 12, 2022, the Company extended the term of the lease through December 31, 2024, by amending the office lease effective January 1, 2023.

On November 4, 2021, the Company entered into an operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have remaining term of approximately two years and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost(a)	$403	$283
(a) Includes variable operating lease expenses, which are immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$387	$208
Operating lease asset obtained in exchange for lease liability:
Operating lease	$344	$825
Remaining lease term
Operating lease	1.95 years	2.41 years
Discount rate
Operating lease	2.49%	3.00%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

Year Ended December 31,
2022
2023	378
2024	388
Total minimum lease payments	766
Less imputed interest	(20)
Present value of lease liabilities	746
Less current portion of operating lease liability	(363)
Non-current operating lease liability	$383

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during 2022 and 2021.

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

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement. The Company made the first $0.1 million annual license maintenance fee in 2022.

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

eGenesis, Inc. Collaboration Agreement

In September 2022, and subsequently amended in January 2023, Eledon executed a collaborative research agreement with eGenesis, Inc. (the “eGenesis Agreement”), under which eGenesis will gain access to tegoprubart for eGenesis’ ongoing preclinical research and development xenotransplant studies of human-compatible organs and cells for the treatment of organ failure. eGenesis will pay Eledon for supplies of tegoprubart based on the number of study days per animal needed for the eGenesis preclinical xenotransplant studies. The eGenesis agreement continues until September 2025, unless terminated earlier by either party.

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. dollar and bear annual interest of LIBOR. The grants are to be repaid as royalties from sales of the products developed by the Company from their investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2022; therefore, no liability was recorded for the repayment in the accompanying consolidated financial statements.

Legal Matters

The Company and its subsidiaries are not a party to or the subject of any claim or lawsuit that individually or in the aggregate is anticipated to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2022 and 2021.

Note 7. Income Taxes

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Losses before income taxes:
U.S.	$(88,159)	$(37,055)
Non-U.S.	193	195
Total	$(87,966)	$(36,860)

The provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	(2,746)
State	—	392
Foreign	—	—
	—	(2,354)
Provision (benefit) for income taxes	$—	$(2,354)

The Company is subject to income taxes under U.S. tax laws. The Company is subject to an Israeli corporate tax rate of 23% in 2020 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 21% in 2022 and 2021.

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of a portion of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company has a valuation allowance on its deferred tax assets as of December 31, 2022.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Statutory Federal income tax rate	$(18,473)	$(7,741)
State income taxes, net of Federal tax benefits	(2,678)	(445)
Tax credits	(1,046)	(651)
Stock-based compensation	986	651
Permanent items	3	2
State rate differential	274	235
NOL true-up	(337)	(991)
Other	114	146
Goodwill impairment	11,697	—
Change in valuation allowance	9,460	6,440
Total provision (benefit) for income taxes	$—	$(2,354)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Net operating loss carryforwards	$15,230	$12,531
Research and development tax credits	2,294	1,356
Accruals and reserves	452	296
Research expenditures	5,264	—
Stock-based compensation	2,874	1,867
Depreciation and amortization	1,595	1,713
Lease liability	179	171
Total deferred tax assets	27,888	17,934
Right-of-use asset	(178)	(171)
Acquired IPR&D	(7,787)	(7,192)
Total deferred tax liabilities	(7,965)	(7,363)
Less: valuation allowance	(21,675)	(12,323)
Net deferred tax liabilities	$(1,752)	$(1,752)

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$1,469	$764
Additions from tax positions taken in the current year	914	712
Additions from tax positions taken in prior years	281	—
Reductions from tax positions taken in prior years	—	(7)
Gross unrecognized tax benefits at the end of the year	$2,664	$1,469

The deferred income tax assets have been offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $9.4 million from December 31, 2021 to December 31, 2022. The net valuation allowance increased by $6.4 million from December 31, 2020 to December 31, 2021.

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

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $56.8 million and $46.9 million, respectively, available to reduce future taxable income. As of December 31, 2022 and 2021, the Company also has state net operating loss carryforwards of $25.0 million and $15.0 million, respectively. Both the federal and state net operating loss carryforwards incurred before 2018 begin expiring in 2035, if not utilized. The federal net operating losses incurred since 2018 of $56.0 million do not expire. The state net operating losses begin to expire in 2035. As of December 31, 2022 and 2021, the Company had Israeli net operating losses of $7.9, which carryforward indefinitely.

As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of approximately $2.4 million and $1.9 million, respectively. If not utilized, the carryforwards will begin expiring in 2036. As of December 31, 2022 and 2021, the Company has state research and development credit carryforwards or approximately $1.2 million and $1.1 million, respectively, which will begin expiring in 2030 if not utilized.

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

In the United States, the Company files income tax returns in the U.S. Federal jurisdiction, California and Massachusetts. The Company’s tax years for 2018 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2022 and 2021. The Company has not recorded any interest or penalties in 2022 or 2021.

Note 8. Stockholders’ Equity

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

January 2022 Exchange Agreement

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

Common Stock Warrants

As of December 31, 2022, 1,145,631 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s effective registration statements on Forms S-1.

The following table shows the warrants to purchase common stock activity:

	Rollforward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2021	9,581	319,064	9,177	509,117	298,692	1,145,631
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—
Balance as of December 31, 2022	9,581	319,064	9,177	509,117	298,692	1,145,631

Series X1 Preferred Stock Warrants

As of December 31, 2022, 50,207.419 warrants were exercisable into Series X1 Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

The following table shows the warrants to purchase Series X1 Convertible Preferred Stock activity:

	Rollforward of Warrant Activity
	Warrants assumed and replaced in acquisition	Total
Balance as of December 31, 2021	50,207.419	50,207.419
Assumed and replaced	—	—
Exercised	—	—
Cancelled/Expired	—	—
Balance as of December 31, 2022	50,207.419	50,207.419

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement (the "Prospectus") under which the Company may offer and sell up to $75 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2022, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $10.5 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. During the years ended December 31, 2022 and 2021, no shares were sold under the Prospectus.

Note 9. Stock-Based Compensation

Stock Option Plans

The Company has three stock compensation plans, the 2020 Stock Incentive Plan (the “2020 Plan”), the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The 2020 Plan permits the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors; however, incentive stock options may only be granted to the Company’s employees. The number of shares initially reserved for issuance under the 2020 Plan was 4,860,000 shares of common stock and may be increased by the number of shares under the 2014 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. Options remain outstanding under the 2007, 2014 and the 2020 Plan. As of December 31, 2022, there were 1,151 and 72,519 options outstanding under the 2007 Plan and 2014 Plan, respectively. Options granted under the 2007, 2014 and 2020 Plans generally expire ten years from the date of grant. The Company intends for the 2020 Plan to be its primary stock compensation plan in the future. As of December 31, 2022, there were 1,733,392 options outstanding and 3,126,608 shares available to issue under the 2020 Plan.

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2007 and 2014 Plan as of December 31, 2022.

The following table summarizes all option activity under the 2007 Plan, 2014 Plan, 2020 Plan and inducement grants:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of January 1, 2021	3,621,479	$10.63	8.9	$—
Granted	702,836	10.69	—	—
Options Assumed	(174)	4.73	—	—
Forfeited / Canceled	(110,164)	19.50	—	—
Outstanding as of December 31, 2021	4,213,977	$10.33	8.4	$—
Granted	1,267,700	3.81	—	—
Forfeited / Canceled	(263,644)	12.12	—	—
Outstanding as of December 31, 2022	5,218,033	$8.69	8.1	$—
Options vested and expected to vest as of December 31, 2022	5,218,033	$8.69	8.1	$—
Options exercisable as of December 31, 2022	3,076,338	$8.72	7.0	$—

As of December 31, 2022, the range of exercise prices was between $2.45 and $2,147 for options outstanding.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. There was no aggregate intrinsic value of options exercised during the year ended December 31, 2022.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted in the periods presented, as follows:

	Year Ended December 31,
	2022	2021
Expected stock price volatility	81% - 84%	105% - 110%
Risk-free interest rate	1.8% - 4.2%	1%
Expected life of option (in years)	6.25 - 6.50	6.25 - 6.75
Estimated dividend yield	0%	0%

Restricted Stock Units

The following table shows the RSU activity, as follows:

	Shares Issuable Under RSUs	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of January 1, 2021	—	$—	$—
Granted	20,000	5.07	—
RSUs Vested	—	—	—
Forfeited / Canceled	—	—	—
Outstanding as of December 31, 2021	20,000	$5.07	$—
Granted	15,000	2.47	—
RSUs Vested	(20,000)	5.07	—
Forfeited / Canceled	—	—	—
Outstanding as of December 31, 2022	15,000	$2.47	$—
RSUs vested and expected to vest as of December 31, 2022	15,000	$2.47	$—
RSUs exercisable as of December 31, 2022	—	$—	$—

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2022 and 2021 was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021
Stock-based compensation classified as:
Research and development expense	$3,230	$3,166
General and administrative expense	4,923	4,738
Total stock-based compensation expense	$8,153	$7,904

As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested equity awards was $10.5 million, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

Note 10. Subsequent Events

The Company has evaluated events subsequent to December 31, 2022 through the filing date of this Annual Report on Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.