Form 10-Q
period 2023-03-31
Eledon Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023 there were 22,506,956 shares of the Registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Quarterly Report on Form 10-Q are forward looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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
•
Issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities as well as shares and warrants issued in connection with our recent Private Placement, could result in significant dilution and could cause our stock price to fall.
•
Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.
•
Unfavorable global economic conditions could have a material adverse effect on our business.
•
Adverse conditions in the financial markets, including bank failures, could adversely affect our liquidity and financial performance.
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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$46,485	$56,409
Prepaid expenses and other current assets	2,419	3,109
Total current assets	48,904	59,518
Operating lease asset, net	647	739
In-process research and development	32,386	32,386
Other assets	369	150
Total assets	$82,306	$92,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,852	$2,200
Current operating lease liabilities	384	363
Accrued expenses and other liabilities	2,242	3,912
Total current liabilities	5,478	6,475
Deferred tax liabilities	1,752	1,752
Non-current operating lease liabilities	284	383
Total liabilities	7,514	8,610

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2023 and December 31, 2022:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 117,970 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 6,204 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2023 and December, 31, 2022; 13,776,788 shares issued and outstanding at March 31, 2023 and December 31, 2022	14	14
Additional paid-in capital	288,415	287,034
Accumulated deficit	(213,637)	(202,865)
Total stockholders’ equity	74,792	84,183
Total liabilities and stockholders’ equity	$82,306	$92,793

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$8,113	$6,635
General and administrative	2,997	3,224
Total operating expenses	11,110	9,859
Loss from operations	(11,110)	(9,859)
Other income (expense), net	338	(5)
Net loss and comprehensive loss	$(10,772)	$(9,864)
Net loss per share, basic and diluted	$(0.75)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	14,285,905	14,330,693

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Stock-based compensation	—	—	—	—	—	—	1,381	—	1,381
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,772)	(10,772)
Balance as of March 31, 2023	117,970	$—	6,204	$—	13,776,788	$14	$288,415	$(213,637)	$74,792

Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	2,186	—	2,186
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,864)	(9,864)
Balance as of March 31, 2022	117,970	$—	6,204	$—	13,756,788	$14	$281,067	$(124,763)	$156,318

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(10,772)	$(9,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	92	93
Stock-based compensation	1,381	2,186
Changes in operating assets and liabilities:
Prepaid expenses and other assets	471	921
Accounts payable, accrued expenses and other liabilities	(1,018)	(1,401)
Operating lease liabilities	(78)	(91)
Net cash used in operating activities	(9,924)	(8,156)
Net change in cash and cash equivalents	(9,924)	(8,156)
Cash and cash equivalents at beginning of period	56,409	84,833
Cash and cash equivalents at end of period	$46,485	$76,677
Supplemental disclosure of non-cash investing and financing activities
Common stock exchanged for X1 non-voting convertible preferred stock	$—	$1

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. is a clinical stage biotechnology company using its immunology expertise in targeting the CD40 Ligand (“CD40L”, also called “CD154”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we,” or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly owned subsidiaries, on a consolidated basis.

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

Note 2. Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

The Company had a net loss of $10.8 million for three months ended March 31, 2023 and an accumulated deficit of $213.6 million as of March 31, 2023, as a result of incurring losses since its inception. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) shares of common stock and warrants in a series of three potential closings. On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock, pre-funded warrants to purchase 6,421,350 shares of common stock and additional common stock warrants to purchase 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof). The Company may receive up to an additional $105.0 million in tranche financing in a second and a third closing, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. See Note 8. “Subsequent Events” for further information regarding the Private Placement. Due to the contingent nature of the Common Warrants and the second and third closings of the Private Placement, accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to exclude them from its going concern analysis. If these events do not occur or the Company is unable to secure additional capital or is unable to do so on acceptable terms, it will be forced to significantly alter its business strategy, substantially curtail its current operations, or liquidate and cease operations altogether.

As of March 31, 2023, the Company had cash and cash equivalents of approximately $46.5 million, excluding the net proceeds from the Private Placement. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and Article 8 of Regulation S-X requirements as set forth by the Securities and Exchange Commission (“SEC”) for interim financial information and reflect all adjustments and disclosures, which are, in the opinion of management, of a normal and recurring nature, and considered necessary for a fair presentation of the financial information contained herein. Pursuant to these rules and regulations, the unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of operations and comprehensive loss, financial position, and cash flows in conformity with GAAP.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2023. The results of operations and comprehensive loss for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, accruals for liabilities, impairment of long-lived assets, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions. The Company considers all liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. The carrying value of cash equivalents approximates their fair value due to the short-term maturities of these instruments. Cash equivalents are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company had $9.4 million and $9.3 million of cash equivalents at March 31, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

As of March 31, 2023 and December 31, 2022, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities during the three months ended March 31, 2023.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three months ended March 31, 2023 include 509,117 shares underlying warrants to purchase common shares. As the shares underlying these warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended March 31,
	2023	2022
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(10,772)	$(9,864)
Net loss per share, basic and diluted	$(0.75)	$(0.69)
Weighted-average number of common shares, basic and diluted	14,285,905	14,330,693

The computation of diluted earnings per share excludes incentive stock options, restricted stock units and warrants that are anti-dilutive. For the three months ended March 31, 2023 and 2022, common share equivalents of 10,238,198 shares and 8,316,473 shares, respectively, were excluded because their inclusion would have been anti-dilutive.

Stock-based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. For stock options granted to the Company’s board of directors (the “Board”), the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account for the extended range of time of 12 to 18 months vested stock options granted to Board members may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation

Restricted Stock Units ("RSUs") are measured and recognized based on the quoted market price of our common stock on the date of grant.

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

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of March 31, 2023. The number of shares reserved for issuance under the 2020 Plan and ESPP was 1,576,570 and 24,077 shares, respectively, as of March 31, 2023.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$534	$823
Prepaid clinical	1,580	2,115
Prepaid other	258	143
Other current assets	47	28
Total prepaid expenses and other current assets	$2,419	$3,109

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued compensation and related expenses	$845	$1,909
Accrued clinical	1,141	1,826
Accrued professional services	206	65
Accrued other	50	112
Total accrued expenses and other liabilities	$2,242	$3,912

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended March 31, 2023 and 2022.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California. Effective January 1, 2023, the office lease was amended to extend the term of the lease through December 31, 2024.

On November 4, 2021, the Company entered into an operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately twenty-one months and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost(a)	$100	$102
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$97
Remaining lease term
Operating leases	1.70 years	2.16 years
Discount rate
Operating leases	2.49%	3.00%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

March 31,
2023
2023 (remainder of)	295
2024	388
Total minimum lease payments	683
Less imputed interest	(15)
Present value of lease liabilities	668
Less current portion of operating lease liabilities	(384)
Non-current operating lease liabilities	$284

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. No milestones were achieved during either the three months ended March 31, 2023 or the year ended December 31, 2022.

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

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement. Beginning in 2022, the Company began paying the $0.1 million annual license maintenance fee to ALS TDI.

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

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of March 31, 2023; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

Legal Matters

The Company and its subsidiaries are not a party to or the subject of any claim or lawsuit that individually or in the aggregate is anticipated to have a material effect on the Company’s results of operations, financial condition or cash flows.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2023.

Note 7. Stockholders’ Equity

Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of March 31, 2023, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $13.2 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through March 31, 2023, no shares of common stock have been sold under the ATM program. Under the Securities Purchase Agreement described in Note 8, the Company is restricted from selling shares under the ATM Program until the later of (i) 4 months from April 28, 2023 and (ii) ninety days after the registration statement filed pursuant to the Securities Purchase Agreement has been declared effective.

Common Stock Warrants

As of March 31, 2023, there were 1,145,631 warrants exercisable into common stock (rounding for fractional shares and subject to beneficial ownership blockers).

	Roll Forward of Warrant Activity
	Registered direct warrants, placement agent	Private placement warrants	Private placement warrants, placement agent	Warrants exchanged for common stock	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2022	9,581	319,064	9,177	509,117	298,692	1,145,631
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—
Balance as of March 31, 2023	9,581	319,064	9,177	509,117	298,692	1,145,631

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

Preferred Stock Warrants

As of March 31, 2023, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock, which are convertible into 2,789,301 shares of common stock (rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2022	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	—
Balance as of March 31, 2023	50,207.419

Stock-Based Compensation

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Research and development	$397	$880
General and administrative	984	1,306
Total stock-based compensation	$1,381	$2,186

Note 8. Subsequent Events

On April 28, 2023, the Company entered into the Securities Purchase Agreement with Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in the Private Placement (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. The Company may receive an additional $105.0 million upon sale of the shares to be issued in the second and third closings, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon Pharmaceuticals, Inc. (“Eledon” or the “Company”) is a clinical stage biotechnology company using its immunology expertise in targeting the CD40 Ligand (“CD40L”, also called “CD154”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential.

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

Kidney transplantation: prevention of allograft rejection

In January 2023, we announced plans to prioritize and focus resources on its kidney transplantation programs. Kidney transplantation is the most common type of solid organ transplantation in the United States with an estimated 240,000 Americans living with a transplanted kidney. In 2019, an estimated 24,000 kidneys were transplanted, of which up to 15% were re-transplants in persons that had already received at least one other kidney. Over 90,000 people in the U.S. wait 3-5 years for a kidney transplant and in 2014, nearly 5,000 Americans died waiting for a kidney with another nearly 4,000 becoming too sick to receive a transplant.

Calcineurin inhibitors (“CNI”s) are a critical component of many immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to certain CNIs including tacrolimus is associated with new onset diabetes due to pancreatic beta cell toxicity, nephrotoxicity and cardiotoxicity. Over time, these CNI side effects may significantly damage transplanted kidneys or result in a requirement for reduced exposures to CNIs and a resulting potential decrease in the ability to prevent long-term rejection.

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

We have received regulatory approvals in Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart, in up to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. The first subject in the Phase 1b study was dosed in July 2022. We reported safety and efficacy results from the Phase 1b clinical trial in March 2023.

In July 2022, we received Investigational New Drug (IND) application clearance from the FDA for a controlled, Phase 2 trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The Phase 2 study will be a multicenter, open-label, active control study to assess the safety and efficacy of tegoprubart compared with tacrolimus in the preservation of allograft function after kidney transplantation. The study will enroll approximately 120 participants (60/arm) undergoing kidney transplant and will run in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. We plan to initiate patient enrollment in the third quarter of 2023.

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

We are seeking to further progress ALS clinical development and plan to work with key stakeholders on potential next steps to do so. However, we will be unable to continue our clinical development of tegoprubart for people with ALS without additional financing specific for our ALS program, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

IgA Nephropathy

In January 2023, we announced the deprioritization of our IgAN program. IgAN is the leading cause of chronic glomerulonephritis, a state of inflammation producing damage to the filtering part of the kidney. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of persons living with IgAN ultimately reach end stage renal disease (ESRD). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 150,000 persons in the United States, IgAN is one of the most common autoimmune glomerulonephropathies. In the United States, oral budesonide Tarpeyo was approved for use in IgAN by the FDA in December 2021 and Kinpeygo received conditional approval by the European Medicines Agency (“EMA”) in July 2022.

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

In August 2022, we received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. Including the United States, we have now received regulatory clearances to initiate a phase 2a study in twelve countries. The global study is a 96-week open-label, dose ranging trial, and will include up to 42 subjects in a high dose and a low dose cohort. The primary endpoint is change in urinary protein:creatinine ratio (UPCR) at week twenty-four. Secondary endpoints include change in estimated Glomerular Filtration Rate (eGFR) at week 96 as well as safety and tolerability. The first subject was dosed in May 2022. We reported safety data from the high dose cohort in March 2023. We do not plan to initiate the low dose cohort.

Collaboration Agreement with eGenesis for Xenotransplantation Studies

In January 2023, we entered into a collaborative research agreement with eGenesis, Inc. (“eGenesis”), under which eGenesis will gain access to tegoprubart, for preclinical xenotransplantation studies in support of eGenesis’ kidney, heart and islet cell programs.

Financing Activities

On April 28, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of our common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

On May 5, 2023, the initial closing occurred and we received $35.0 million, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. We may receive an additional $105.0 million upon sale of the shares to be issued in the second and third closings, subject to achieving specified milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement.

Market Trends and Uncertainties

We may face future business disruption and related risks resulting from the ongoing outbreak of COVID-19 or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business or delay the development of our product candidates or completion of our current and proposed clinical trials. Although the impacts of COVID-19 have not been material to-date, our business and operations, including but not limited to ongoing or planned research and development activities, have been and may continue to be adversely affected by the COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. Other future public health crises, pandemics or epidemics could have a similar impact on our business

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business.

For example, the second and third closings of the Securities Purchase Agreement are subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions. There can be no assurances that the milestones will be satisfied and if we are unable to raise capital, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Item 1A, “Risk Factors” for additional information.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2023, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on March 30, 2023.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table provides comparative unaudited results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Variance
Operating expenses:
Research and development	$8,113	$6,635	$1,478
General and administrative	2,997	3,224	(227)
Total operating expenses	11,110	9,859	1,251
Loss from operations	(11,110)	(9,859)	(1,251)
Other income (expense), net	338	(5)	343
Net loss	$(10,772)	$(9,864)	$(908)

Research and Development Expenses

Research and development expenses increased $1.5 million, to $8.1 million for the three months ended March 31, 2023, as compared to $6.6 million for the three months ended March 31, 2022. The increase was primarily due to higher clinical development expenses, primarily with payments to external contract research organizations of $2.1 million and an increase in personnel costs of $0.4 million, due to increased headcount. The increase was partially offset by decreases in stock-based compensation of $0.5 million, manufacturing costs of $0.3 million and consulting expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million to $3.0 million for the three months ended March 31, 2023, as compared to $3.2 million for the three months ended March 31, 2022. The decrease was primarily related to lower stock-based compensation costs of $0.3 million which was partially offset by an increase in personnel expenses of $0.1 million, due to increased headcount.

Other Income (expense), Net

The change in other income (expense), net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2023, we had cash and cash equivalents of $46.5 million, excluding the receipt of the $35.0 million in gross proceeds from initial funding of the Private Placement, consisting of readily available cash in bank accounts. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes.

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

As of March 31, 2023, the Company had cash and cash equivalents of approximately $46.5 million, excluding the net proceeds from the Private Placement. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. In addition, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. There is no assurance that the milestones required for the second and third closings will be satisfied or that the Common Warrants will be exercised. If these events do not occur or we are unable to secure additional capital or to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of March 31, 2023, there have been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of tegoprubart, including as such activities may be adversely impacted by global events or macroeconomic conditions;
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

•
the cost, timing and outcome of regulatory review of any biologics license application, or BLA, we may submit for tegoprubart;
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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. As a result of the shares of our common stock issued in the initial closing or that may be issuable in the second or third closings of the Private Placement or upon the exercise of the Pre-Funded Warrants or the Common Warrants, our stockholders’ ownership interests will be diluted. To the extent that we raise additional capital through the sale of additional equity or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

On March 31, 2021,we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of March 31, 2023, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $13.2 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through March 31, 2023, no shares of common stock have been sold under the ATM program. Under the Securities Purchase Agreement described in Note 8, the Company is restricted from selling shares under the ATM Program until the later of (i) 4 months from April 28, 2023 and (ii) ninety days after the registration statement filed pursuant to the Securities Purchase Agreement has been declared effective.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,924)	$(8,156)
Net change in cash and cash equivalents	$(9,924)	$(8,156)

Comparison of the Three Months Ended March 31, 2023 and 2022

Net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of our net loss of $10.8 million, partially offset by non-cash items consisting of stock-based compensation and amortization of operating lease assets totaling $1.5 million. Operating activities also include a decrease in accounts payable and accrued expenses of $1.0 million, a decrease in prepaid expenses and other assets of $0.5 million, and a decrease in operating lease liability of $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of our net loss of $9.9 million, partially offset by non-cash items consisting primarily of stock-based compensation and amortization of operating lease assets totaling $2.3 million. Operating activities also include a decrease in accounts payable and accrued expenses of $1.4 million, a decrease in prepaid expenses of $0.9 million and a decrease in operating lease liability of $0.1 million.

There was no cash provided by or used in the Company’s investing activities or financing activities for the three months ended March 31, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates and pursuing nonclinical and clinical trials. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis and our decision to discontinue our islet cell transplantation program and deprioritize the IgAN program, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or previously projected by our management.

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

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. Due to the contingent nature of the Common Warrants and the second and third closings of the Private Placement, GAAP requires the Company to exclude them from its going concern analysis. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2022, an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. There is no assurance that the milestones required to complete the second and third closings of the Private Placement will be satisfied, that the Common Warrants will be exercised or that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the quarter ended March 31, 2023 is $10.8 million. As of March 31, 2023, the Company had cash and cash equivalents of $46.5 million, working capital of $43.4 million and an accumulated deficit of $213.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As a result of the Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may also receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. There is no assurance that the milestones required to complete the second and third closings of the Private Placement will be satisfied or that the Common Warrants will be exercised. We can also provide no assurance that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

In addition to the dilution of our current stockholders’ ownership as a result of the Private Placement, we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

As of May 10, 2023 there were 22,506,956 shares of our common stock outstanding. As a result of the first closing of the of Private Placement on May 5, 2023, we issued 8,720,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the Purchasers therein. Additionally, up to 20,202,024 and 25,252,530 shares of common stock or Pre-Funded Warrants may be issued in a second and third closing of the Private Placement, respectively, subject to our achievement of certain milestones and conditions (which may be waived). The issuance of the common stock in the first closing of the Private Placement diluted the ownership interests of our existing stockholders, and the issuance of shares of common stock upon exercise of the Pre-Funded Warrants or the Common Warrants issued in the initial closing of the Private Placement or any additional shares of common stock that may be issued, including pursuant to the exercise of additional Pre-Funded Warrants, in the second or third closings of the Private Placement, would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in the development of our lead drug candidate tegoprubart, including funding nonclinical studies, clinical trials, drug formulation and the manufacturing of clinical trial materials. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially depending on our ability to successfully complete the development of and obtain approval for one of our potential future additional product candidates.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. In addition, if we are unable to raise capital, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

Adverse conditions in the financial markets, including bank failures, could adversely affect our liquidity and financial performance.

We currently maintain domestic cash deposits, for short term operating requirements, in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Our additional cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of primarily of cash invested in money market funds and government bonds. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 78% of our total cash at Silicon Valley Bank. On March 26, 2023, the assets, deposits and loans of Silicon Valley Bank were acquired by First-Citizens Bank & Trust Company. In response to the failure of Silicon Valley Bank, we diversified our cash deposits and, as of the date of this report, our total cash maintained in FDIC insured banking accounts is less than 5% of our total cash. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. Additionally, our cash investments outside of FDIC insured bank accounts are subject to general credit, liquidity, market, and interest rate risks. If the carrying value of an investment exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we are required to write down the value of the investment, which could materially harm our results of operations and financial condition and could limit our access to liquidity.

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

If approved, we expect tegoprubart will face competition from other FDA-approved therapeutics for the treatment of lupus nephritis, focal segmental glomerulosclerosis or IgAN, including TARPEYO™, LUPKYNIS™ and BENLYSTA®, SPARSENTAN, and numerous other branded and generic medicines are already being used “off-label” to treat them.

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
•
period-to-period fluctuations in our financial results; and
•
future issuances of shares of common stock.

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

4.2	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants (filed with the SEC as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.1	Securities Purchase Agreement, dated April 28, 2023 (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.2	Registration Rights Agreement, dated April 28, 2023 (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.3	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023 (filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.4	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023 (filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: May 11, 2023	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)