Form 10-Q
period 2023-06-30
Eledon Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023 there were 23,545,130 shares of the Registrant’s common stock outstanding.

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
•
The COVID-19 pandemic has adversely affected and it or other public health crises, including any future pandemics or epidemics, could in the future adversely affect our business operations, which could have a material adverse effect on our business.
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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$40,947	$56,409
Short-term investments	30,431	—
Prepaid expenses and other current assets	2,244	3,109
Total current assets	73,622	59,518
Operating lease asset, net	553	739
In-process research and development	32,386	32,386
Other assets	224	150
Total assets	$106,785	$92,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,197	$2,200
Current operating lease liabilities	390	363
Accrued expenses and other liabilities	2,313	3,912
Total current liabilities	4,900	6,475
Deferred tax liabilities	1,752	1,752
Non-current operating lease liabilities	184	383
Total liabilities	6,836	8,610

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2023 and December 31, 2022:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 and 117,970 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 and 6,204 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 23,043,933 and 13,776,788 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	23	14
Additional paid-in capital	323,142	287,034
Accumulated deficit	(223,216)	(202,865)
Total stockholders’ equity	99,949	84,183
Total liabilities and stockholders’ equity	$106,785	$92,793

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$7,201	$5,743	$15,314	$12,378
General and administrative	3,153	3,540	6,150	6,764
Total operating expenses	10,354	9,283	21,464	19,142
Loss from operations	(10,354)	(9,283)	(21,464)	(19,142)
Other income, net	775	36	1,113	31
Net loss and comprehensive loss	$(9,579)	$(9,247)	$(20,351)	$(19,111)
Net loss per share, basic and diluted	$(0.40)	$(0.65)	$(1.06)	$(1.34)
Weighted-average common shares outstanding, basic and diluted	24,006,549	14,265,905	19,173,080	14,299,969

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Stock-based compensation	—	—	—	—	—	—	1,381	—	1,381
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,772)	(10,772)
Balance as of March 31, 2023	117,970	—	6,204	—	13,776,788	14	288,415	(213,637)	74,792
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	—	99,000	—	—	—	—
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	—	—	—	437,977	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	—	—	1,720	—	1,720
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,579)	(9,579)
Balance as of June 30, 2023	110,086	$—	4,422	$—	23,043,933	$23	$323,142	$(223,216)	$99,949

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	2,186	—	2,186
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,864)	(9,864)
Balance as of March 31, 2022	117,970	—	6,204	—	13,756,788	14	281,067	(124,763)	156,318
Stock-based compensation	-	—	—	—	—	—	2,308	—	2,308
Net loss and other comprehensive loss	-	—	—	—	—	—	—	(9,247)	(9,247)
Balance as of June 30, 2022	117,970	$—	6,204	$—	13,756,788	$14	283,375	$(134,010)	$149,379

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(20,351)	$(19,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	186	187
Accretion on investment discounts	(97)	—
Stock-based compensation	3,101	4,494
Changes in operating assets and liabilities:
Prepaid expenses and other assets	791	1,282
Accounts payable, accrued expenses and other liabilities	(1,603)	(1,042)
Operating lease liabilities	(172)	(183)
Net cash used in operating activities	(18,145)	(14,373)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(30,334)	—
Net cash used in investing activities	(30,334)	—
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	33,017	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	(15,462)	(14,373)
Cash and cash equivalents at beginning of period	56,409	84,833
Cash and cash equivalents at end of period	$40,947	$70,460
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Common stock exchanged for X and X1 non-voting convertible preferred stock	$1	$1

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

The Company had a net loss of $20.4 million for the six months ended June 30, 2023 and an accumulated deficit of $223.2 million as of June 30, 2023, as a result of incurring losses since its inception. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) shares of common stock and warrants in a series of three potential closings. On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock, pre-funded warrants to purchase 6,421,350 shares of common stock and additional common stock warrants to purchase 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof). The Company may receive up to an additional $105.0 million in tranche financing in a second and a third closing, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all common stock warrants issued in the initial closing of the Private Placement. See Note 9. “Stockholders’ Equity” for further information regarding the Private Placement. Due to the contingent nature of the exercise of the common stock warrants and the second and third closings of the Private Placement, accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to exclude them from its going concern analysis. If these events do not occur or the Company is unable to secure additional capital or is unable to do so on acceptable terms, it will be forced to significantly alter its business strategy, substantially curtail its current operations, or liquidate and cease operations altogether.

As of June 30, 2023, the Company had cash and cash equivalents and short-term investments of approximately $71.4 million. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future, the Company will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2023. The results of operations and comprehensive loss for the three and six months ended June 30, 2023 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consists of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured institutions in excess of federally insured limits and invests in short-term investments with the primary objective of seeking to preserve principal, achieve liquidity requirements and safeguard invested funds. We believe that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held and the nature, including the credit ratings, of our cash equivalents and short-term investments, but we have not eliminated all credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market funds, U.S. government securities and U.S. government agency securities. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value due to the short-term maturities of these investments.

Risks and Uncertainties

As of June 30, 2023 and December 31, 2022, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities during the three and six months ended June 30, 2023.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 4. Short-Term Investments

The objectives of the Company’s investment policy are to preserve principal, achieve liquidity requirements and safeguard invested funds. Short-term investments consist of U.S. government securities and U.S. government agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

The following is a summary of short-term investments, which were classified as available-for-sale securities as of June 30, 2023:

	June 30, 2023
	Amortized Cost	Fair Value
U.S. government securities	$17,642	$17,642
U.S. government agency securities	12,789	$12,789
Total short-term investments	$30,431	$30,431

There were no short-term investments as of December 31, 2022. All of the Company's available-for-sale securities have a stated maturity of less than one year.

Note 5. Fair Value Measurements

Financial assets and liabilities are recorded at fair value.

The Company classifies fair value measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•
Level 1—Quoted market prices (unadjusted) in active markets for identical assets and liabilities.
•
Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. These fair values are obtained from independent pricing services which utilize Level 1 and Level 2 inputs.

The following summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. Included within cash and cash equivalents on the balance sheet, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,143	$—	$—	$5,143
U.S. government securities	—	32,843	—	32,843
U.S. government agency securities	—	993	—	993
Total cash equivalents	$5,143	$33,836	$—	$38,979

Short-term investments:
U.S. government securities	$—	$17,642	$—	$17,642
U.S. government agency securities	—	12,789	—	12,789
Total short-term investments	$—	$30,431	$—	$30,431

Total financial assets	$5,143	$64,267	$—	$69,410

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,296	$—	$—	$9,296
U.S. government securities	—	—	—	—
U.S. government agency securities	—	—	—	—
Total cash equivalents	$9,296	$—	$—	$9,296

Short-term investments:
U.S. government securities	$—	$—	$—	$—
U.S. government agency securities	—	—	—	—
Total short-term investments	$—	$—	$—	$—

Total financial assets	$9,296	$—	$—	$9,296

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$315	$823
Prepaid clinical	1,445	2,115
Prepaid other	246	143
Other current assets	238	28
Total prepaid expenses and other current assets	$2,244	$3,109

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation and related expenses	$1,416	$1,909
Accrued clinical	826	1,826
Accrued professional services	33	65
Accrued other	38	112
Total accrued expenses and other liabilities	$2,313	$3,912

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended June 30, 2023 and 2022 and $0.2 million for each of the six months ended June 30, 2023 and 2022.

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

The components of lease expense were as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Operating lease cost(a)	$199	$203
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181	$193
Remaining lease term
Operating leases	1.45 years	1.91 years
Discount rate
Operating leases	2.49%	3.00%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

June 30,
2023
2023 (remainder of)	$197
2024	388
Total minimum lease payments	585
Less imputed interest	(11)
Present value of lease liabilities	574
Less current portion of operating lease liabilities	(390)
Non-current operating lease liabilities	$184

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. No milestones were achieved during either the six months ended June 30, 2023 or the year ended December 31, 2022.

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

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of June 30, 2023; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2023.

Note 9. Stockholders’ Equity

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of June 30, 2023, the Company was permitted to sell up to $17.8 million of shares of common stock pursuant to the ATM Program under the SEC’s “baby shelf” rules. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through June 30, 2023, no shares of common stock have been sold under the ATM program. Under the Securities Purchase Agreement described below in this Note 9, the Company is restricted from selling shares under the ATM Program until the later of (i) 4 months from April 28, 2023 and (ii) ninety days after the registration statement filed pursuant to the Securities Purchase Agreement has been declared effective. The registration statement filed pursuant to the Securities Purchase Agreement was declared effective on June 2, 2023.

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

2023 Securities Purchase Agreement

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

On May 5, 2023, the initial closing occurred and the Company received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. The Company may receive an additional $105.0 million upon sale of the shares to be issued in the second and third closings, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement.

In connection with the Private Placement, the Company filed on May 18, 2023, a registration statement on Form S-3 (“Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The Registration Statement became effective on June 2, 2023.

2023 Conversion Agreement of Non-Voting Convertible Preferred Stock

On May 16, 2023, Cormorant Global Healthcare Master Fund LP provided notice to convert (i) 1,782 shares of Series X Non-Voting Convertible Preferred Stock for 99,000 shares of common stock in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X Non-Voting Convertible Preferred Stock, and (ii) 7,883.586 shares of Series X1 Non-Voting Convertible Preferred Stock for 437,977 shares of common stock in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 Non-Voting Convertible Preferred Stock. The conversion was completed on May 23, 2023.

Common Stock Warrants

As of June 30, 2023, there were 22,718,499 warrants exercisable into common stock (rounding for fractional shares and subject to beneficial ownership blockers).

	Roll Forward of Warrant Activity
	Private placement warrants	Pre-funded warrants	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2022	337,822	509,117	298,692	1,145,631
Issued	15,151,518	6,421,350	—	21,572,868
Exercised	—	—	—	—
Cancelled/Expired	—	—	—	—
Balance as of June 30, 2023	15,489,340	6,930,467	298,692	22,718,499

Preferred Stock Warrants

As of June 30, 2023, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock, which are convertible into 2,789,301 shares of common stock (rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2022	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	—
Balance as of June 30, 2023	50,207.419

Note 10. Stock-based Compensation

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

Restricted Stock Units (“RSUs”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

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

On June 21, 2023, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the 2020 Plan. The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company’s common stock that may be delivered pursuant to all awards granted under the 2020 Incentive Plan by an additional 9,600,000 shares so that the new aggregate share limit under the 2020 Plan is 14,460,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from November 15, 2030 to April 26, 2033.

On May 1, 2023, the Company issued stock option awards to its employees with both time-based and performance-based vesting requirements, with 1,292,172 of the granted stock options subject to the Company’s customary time-based vesting schedule. The remaining 5,168,685 stock options granted are subject to both customary time-based vesting requirements and performance-based vesting requirements that are based on the same clinical development milestones applicable to the second and third closings of the Private Placement as specified in the Securities Purchase Agreement. No specified clinical development milestones were achieved during the six months ended June 30, 2023.

The 2014 Plan was closed to new grants following the initial approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of June 30, 2023. The number of shares reserved for issuance under the 2020 Plan and ESPP was 2,995,096 and 24,077 shares, respectively, as of June 30, 2023.

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$455	$924	$852	$1,804
General and administrative	1,265	1,384	2,249	2,690
Total stock-based compensation	$1,720	$2,308	$3,101	$4,494

Note 11. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three and six months ended June 30, 2023 include 6,930,467 shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(9,579)	$(9,247)	$(20,351)	$(19,111)
Net loss per share, basic and diluted	$(0.40)	$(0.65)	$(1.06)	$(1.34)
Weighted-average number of common shares, basic and diluted	24,006,549	14,265,905	19,173,080	14,299,969

The computation of diluted earnings per share excludes incentive stock options, restricted stock units and warrants that are anti-dilutive. The following table provides a summary as of June 30, 2023 and 2022 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2023	2022

Stock options outstanding	6,686,360	5,194,353
Common and preferred warrants outstanding	18,577,332	3,127,121
Total	25,263,692	8,321,474

Note 12. Subsequent Events

On July 10, 2023, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 501,197 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the Securities Purchase Agreement. On July 14, 2023, the Company issued 501,197 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

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

Tegoprubart seeks to address challenges associated with current immunosuppressive transplantation regimens using CNI-based therapies. The ability to prevent acute and chronic transplant rejection without the need for CNIs has the potential to transform the clinical management of preventing graft rejection by mitigating the adverse events associated with CNIs and improving long-term graft survival, thus potentially decreasing the need for repeat kidney transplants and making those organs available for use by other patients on the wait list.

We have received regulatory approvals in Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart, in up to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. The first subject in the Phase 1b study was dosed in July 2022. We reported interim safety and efficacy results from the Phase 1b clinical trial in March 2023.

In July 2022, we received Investigational New Drug (IND) application clearance from the FDA for a controlled, Phase 2 trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The Phase 2 study will be a multi-center, two-arm, active comparator clinical study, and will enroll 120 participants undergoing kidney transplantation in the United States and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated glomerular filtration rate (eGFR) at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Better graft function as assessed by eGFR has been associated with improved long-term patient and graft survival. Secondary objectives will include graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The Phase 2 study will run in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. We expect to initiate patient enrollment in the third quarter of 2023.

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

In August 2022, we received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. The global study was a 96-week open-label, dose ranging trial, and included both a high dose and a low dose cohort. The primary endpoint was change in urinary protein:creatinine ratio at week twenty-four. Secondary endpoints included change in estimated Glomerular Filtration Rate (eGFR) at week 96 as well as safety and tolerability. The first subject was dosed in May 2022. We reported safety data from the high dose cohort in March 2023. All IgAN clinical activities and related spend will be discontinued in the third quarter 2023.

Collaboration Agreement with eGenesis for Xenotransplantation Studies

In January 2023, we entered into a collaborative research agreement with eGenesis, Inc. (“eGenesis”), under which eGenesis gained access to tegoprubart, for preclinical xenotransplantation studies in support of eGenesis’ kidney, heart and islet cell programs.

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

On May 5, 2023, the initial closing occurred and we received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. We may receive an additional $105.0 million upon sale of the shares to be issued in the second and third closings, subject to achieving specified milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement.

In connection with the Private Placement, the Company filed on May 18, 2023, a registration statement on Form S-3 (“Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The Registration Statement became effective on June 2, 2023.

Market Trends and Uncertainties

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2023, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on March 30, 2023.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Variance
Operating expenses:
Research and development	$7,201	$5,743	$1,458
General and administrative	3,153	3,540	(387)
Total operating expenses	10,354	9,283	1,071
Loss from operations	(10,354)	(9,283)	(1,071)
Other income, net	775	36	739
Net loss	$(9,579)	$(9,247)	$(332)

Research and Development Expenses

Research and development expenses increased $1.5 million, to $7.2 million for the three months ended June 30, 2023, as compared to $5.7 million for the three months ended June 30, 2022. The increase was primarily due to higher clinical development expenses, primarily with payments to external contract research organizations of $1.5 million, manufacturing costs of $0.2 million and an increase in personnel costs of $0.4 million, due to increased headcount. The increase was partially offset by decreases in consulting expenses of $0.2 million and stock-based compensation expenses of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million to $3.2 million for the three months ended June 30, 2023, as compared to $3.5 million for the three months ended June 30, 2022. The decrease was primarily related to lower professional service costs.

Other Income, Net

The change in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents and short-term investments for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Variance
Operating expenses:
Research and development	$15,314	$12,378	$2,936
General and administrative	6,150	6,764	(614)
Total operating expenses	21,464	19,142	2,322
Loss from operations	(21,464)	(19,142)	(2,322)
Other income, net	1,113	31	1,082
Net loss	$(20,351)	$(19,111)	$(1,240)

Research and Development Expenses

Research and development expenses increased $2.9 million, to $15.3 million for the six months ended June 30, 2023, as compared to $12.4 million for the six months ended June 30, 2022. The increase was primarily due to higher clinical development expenses, primarily with payments to external contract research organizations of $3.6 million, an increase in personnel costs of $0.6 million, due to increased headcount, and general operating costs of $0.2 million. The increase was partially offset by decreases in stock-based compensation of $0.9 million, in consulting expenses of $0.5 million and manufacturing costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million to $6.2 million for the six months ended June 30, 2023, as compared to $6.8 million for the six months ended June 30, 2022. The decrease was primarily related to lower professional service costs and stock-based compensation expenses of $0.4 million. The decrease was partially offset by an increase in personnel costs.

Other Income, Net

The change in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents and short-term investments for the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

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

As of June 30, 2023, the Company had cash and cash equivalents and short-term investments of approximately $71.4 million. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. In addition, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. There is no assurance that the milestones required for the second and third closings will be satisfied or that the Common Warrants will be exercised. If these events do not occur or we are unable to secure additional capital or to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of June 30, 2023, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

On March 31, 2021,we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jeffries LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of June 30, 2023, the Company was permitted to sell up to $17.8 million of shares of common stock pursuant to the ATM Program under the SEC's “baby shelf" rules. The Company will remain subject to the “baby shelf ” rules under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through June 30, 2023, no shares of common stock have been sold under the ATM program. Under the Securities Purchase Agreement described in Note 9, the Company is restricted from selling shares under the ATM Program until the later of (i) 4 months from April 28, 2023 and (ii) ninety days after the registration statement filed pursuant to the Securities Purchase Agreement has been declared effective. The registration statement filed pursuant to the Securities Purchase Agreement was declared effective on June 2, 2023.

Cash Flows

The following table provides a summary of our net cash flow activity for six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(18,145)	$(14,373)
Net cash used in investing activities	(30,334)	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	$(15,462)	$(14,373)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of our net loss of $20.4 million, partially offset by non-cash items consisting of stock-based compensation and amortization of operating lease assets totaling $3.3 million, partially offset by accretion of investment discounts of $0.1 million. Operating activities also include a decrease in accounts payable and accrued expenses of $1.6 million, a decrease in operating lease liability of $0.2 million, partially offset by a decrease in prepaid expenses and other assets of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of our net loss of $19.1 million, partially offset by non-cash items consisting primarily of stock-based compensation and amortization of operating lease assets totaling $4.7 million. There was no impact to net cash as a result of changes in operating assets and liabilities for the six months ended June 30, 2022.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $30.3 million, consisting primarily of purchases of available-for-sale short-term investments. There was no cash provided by or used in the investing activities for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of the Private Placement, totaling $33.0 million in net proceeds from the sale of 8.7 million shares of common stock and 6.4 million pre-funded warrants to purchase common stock. There was no cash provided by or used in financing activities for the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the six months ended June 30, 2023 is $20.4 million. As of June 30, 2023, the Company had cash and cash equivalents and short-term investments of $71.4 million, working capital of $68.7 million and an accumulated deficit of $223.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2023, there were 23,043,933 shares of our common stock outstanding. As a result of the first closing of the of Private Placement on May 5, 2023, we issued 8,720,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the Purchasers therein. Additionally, up to 20,202,024 and 25,252,530 shares of common stock or Pre-Funded Warrants may be issued in a second and third closing of the Private Placement, respectively, subject to our achievement of certain milestones and conditions (which may be waived). The issuance of the common stock in the first closing of the Private Placement diluted the ownership interests of our existing stockholders, and the issuance of shares of common stock upon exercise of the Pre-Funded Warrants or the Common Warrants issued in the initial closing of the Private Placement or any additional shares of common stock that may be issued, including pursuant to the exercise of additional Pre-Funded Warrants, in the second or third closings of the Private Placement, would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

The COVID-19 pandemic has adversely affected and it or other public health crises, including and future pandemics or epidemics could in the future adversely affect our business operations, which could have a material adverse effect on our business.

Our business and operations, including but not limited to ongoing or planned research and development activities, have been and may continue to be adversely affected by the COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. Other future public health crises, including any future pandemics or epidemics could have a similar impact on our business.

We have experienced, and may in the future experience disruptions as a result of the COVID-19 pandemic or from another public health crisis, including any future pandemic or epidemic, that could severely impact our operations and development activities, including, but not limited to:

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

Any of the foregoing factors, or other effects of the COVID-19 pandemic or another public health crisis, including any future pandemic or epidemic, could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

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

We currently maintain domestic cash deposits, for short term operating requirements, in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Our additional cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of primarily of cash invested in money market funds and government bonds. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 78% of our total cash at Silicon Valley Bank. On March 26, 2023, the assets, deposits and loans of Silicon Valley Bank were acquired by First-Citizens Bank & Trust Company. In response to the failure of Silicon Valley Bank, we diversified our cash deposits into money market funds, U.S. treasuries and U.S. government agency securities and, as of the date of this report, our total cash maintained in FDIC insured banking accounts is less than 3% of our total cash and cash equivalents and short-term investments. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. Additionally, our cash investments outside of FDIC insured bank accounts are subject to general credit, liquidity, market, and interest rate risks. If the carrying value of an investment exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we are required to write down the value of the investment, which could materially harm our results of operations and financial condition and could limit our access to liquidity.

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

Specifically, there are a number of companies developing competing anti-CD40 and anti-CD40L therapeutics in clinical trials for transplant, autoimmune or central nervous system indications, including: Novartis, Sanofi, UCB, Amgen (post-acquisition of Horizon Therapeutics), Bristol Myers Squibb, and Kiniksa. All of these companies are larger than Eledon and have significantly greater resources to develop their drug candidates.

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

4.2	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants (filed with the SEC as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.1	Securities Purchase Agreement, dated April 28, 2023 (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.2	Registration Rights Agreement, dated April 28, 2023 (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.3	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023 (filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.4	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023 (filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 1, 2023).

10.5†	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: August 10, 2023	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)