Form 10-Q
period 2023-09-30
Eledon Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023 there were 24,198,130 shares of the Registrant’s common stock outstanding.

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,667	$56,409
Short-term investments	55,942	—
Prepaid expenses and other current assets	3,382	3,109
Total current assets	62,991	59,518
Operating lease asset, net	459	739
In-process research and development	32,386	32,386
Other assets	233	150
Total assets	$96,069	$92,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465	$2,200
Current operating lease liabilities	396	363
Accrued expenses and other liabilities	2,038	3,912
Total current liabilities	2,899	6,475
Deferred tax liabilities	1,752	1,752
Non-current operating lease liabilities	83	383
Total liabilities	4,734	8,610

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2023 and December 31, 2022:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 and 117,970 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 and 6,204 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 23,545,130 and 13,776,788 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	24	14
Additional paid-in capital	324,876	287,034
Accumulated deficit	(233,565)	(202,865)
Total stockholders’ equity	91,335	84,183
Total liabilities and stockholders’ equity	$96,069	$92,793

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$7,931	$7,452	$23,245	$19,830
General and administrative	3,267	3,146	9,417	9,910
Total operating expenses	11,198	10,598	32,662	29,740
Loss from operations	(11,198)	(10,598)	(32,662)	(29,740)
Other income, net	849	127	1,962	158
Net loss and comprehensive loss	$(10,349)	$(10,471)	$(30,700)	$(29,582)
Net loss per share, basic and diluted	$(0.35)	$(0.73)	$(1.35)	$(2.07)
Weighted-average common shares outstanding, basic and diluted	29,974,400	14,265,905	22,813,085	14,289,729

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Stock-based compensation	—	—	—	—	—	—	1,381	—	1,381
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,772)	(10,772)
Balance as of March 31, 2023	117,970	—	6,204	—	13,776,788	14	288,415	(213,637)	74,792
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	—	99,000	—	—	—	—
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	—	—	—	437,977	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	—	—	1,720	—	1,720
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,579)	(9,579)
Balance as of June 30, 2023	110,086	—	4,422	—	23,043,933	23	323,142	(223,216)	99,949
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	501,197	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,734	—	1,734
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,349)	(10,349)
Balance as of September 30, 2023	110,086	$—	4,422	$—	23,545,130	$24	$324,876	$(233,565)	$91,335

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	2,186	—	2,186
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(9,864)	(9,864)
Balance as of March 31, 2022	117,970	—	6,204	—	13,756,788	14	281,067	(124,763)	156,318
Stock-based compensation	-	—	—	—	—	—	2,308	—	2,308
Net loss and other comprehensive loss	-	—	—	—	—	—	—	(9,247)	(9,247)
Balance as of June 30, 2022	117,970	—	6,204	—	13,756,788	14	283,375	(134,010)	149,379
Stock-based compensation	-	—	—	—	—	—	2,185	—	2,185
Net loss and other comprehensive loss	-	—	—	—	—	—	—	(10,471)	(10,471)
Balance as of September 30, 2022	117,970	$—	6,204	$—	13,756,788	$14	$285,560	$(144,481)	$141,093

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(30,700)	$(29,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	280	280
Accretion on investment discounts	(579)	—
Stock-based compensation	4,835	6,679
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(356)	2,082
Accounts payable, accrued expenses and other liabilities	(3,609)	1,871
Operating lease liabilities	(267)	(274)
Net cash used in operating activities	(30,396)	(18,944)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(60,363)	—
Proceeds from maturities of available-for-sale short-term investments	5,000	—
Net cash used in investing activities	(55,363)	—
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	33,017	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	(52,742)	(18,944)
Cash and cash equivalents at beginning of period	56,409	84,833
Cash and cash equivalents at end of period	$3,667	$65,889
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Common stock exchanged for X and X1 non-voting convertible preferred stock	$1	$1
Increase in operating lease asset and liability due to lease modification	$—	$344

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

The Company had a net loss of $30.7 million for the nine months ended September 30, 2023 and an accumulated deficit of $233.6 million as of September 30, 2023, as a result of incurring losses since its inception. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

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

As of September 30, 2023, the Company had cash and cash equivalents and short-term investments of approximately $59.6 million. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future, the Company will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2023. The results of operations and comprehensive loss for the three and nine months ended September 30, 2023 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Risks and Uncertainties

As of September 30, 2023 and December 31, 2022, all of the Company’s long-lived assets were located in the United States.

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

The Company's facilities and equipment, including those of the Company's suppliers and vendors, may be affected by natural or man-made disasters. The Company's administrative office is based in Irvine, California and the Company manages all its research and development activities through third parties that are located throughout the world. The Company has taken precautions to safeguard its facilities, equipment and systems, including insurance, health and safety protocols, and off-site storage of computer data. However, the Company's facilities and systems, as well as those of its third-party suppliers and vendors, may be vulnerable to earthquakes, fire, storm, public health or similar emergencies, power loss, telecommunications failures, physical and software break-ins, software viruses and similar events which could cause substantial delays in its operations, damage or destroy its equipment or inventory, and cause the Company to incur additional expenses and delay research and development activities. In addition, the insurance coverage the Company maintains may not be adequate to cover its losses in any circumstance and may not continue to be available to use on acceptable terms, or at all.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities during the three and nine months ended September 30, 2023.

Recently Adopted Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal period had or is expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 4. Short-Term Investments

The objectives of the Company’s investment policy are to preserve principal, achieve liquidity requirements and safeguard invested funds. Short-term investments consist of U.S. government securities and U.S. government agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

The following is a summary of short-term investments, which were classified as available-for-sale securities as of September 30, 2023:

	September 30, 2023
	Amortized Cost	Fair Value
U.S. government securities	$39,871	$39,871
U.S. government agency securities	16,071	16,071
Total short-term investments	$55,942	$55,942

All of the Company's available-for-sale securities have a stated maturity of less than one year. There were no short-term investments as of December 31, 2022.

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

The following summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. Included within cash and cash equivalents on the condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$89	$—	$—	$89
U.S. government securities	—	1,997	—	1,997
Total cash equivalents	$89	$1,997	$—	$2,086

Short-term investments:
U.S. government securities	$—	$39,871	$—	$39,871
U.S. government agency securities	—	16,071	—	16,071
Total short-term investments	$—	$55,942	$—	$55,942

Total financial assets	$89	$57,939	$—	$58,028

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,296	$—	$—	$9,296
Total cash equivalents	$9,296	$—	$—	$9,296

Total financial assets	$9,296	$—	$—	$9,296

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$95	$823
Prepaid clinical	3,022	2,115
Prepaid other	175	143
Other current assets	90	28
Total prepaid expenses and other current assets	$3,382	$3,109

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued compensation and related expenses	$1,544	$1,909
Accrued clinical	366	1,826
Accrued professional services	61	65
Accrued other	67	112
Total accrued expenses and other liabilities	$2,038	$3,912

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended September 30, 2023 and 2022 and $0.3 million for each of the nine months ended September 30, 2023 and 2022.

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

The components of lease expense were as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Operating lease cost(a)	$300	$303
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$279	$290
Remaining lease term
Operating leases	1.20 years	2.20 years
Discount rate
Operating leases	2.48%	2.49%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

September 30,
2023
2023 (remainder of)	$99
2024	388
Total minimum lease payments	487
Less imputed interest	(8)
Present value of lease liabilities	479
Less current portion of operating lease liabilities	(396)
Non-current operating lease liabilities	$83

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. No milestones were achieved during either the nine months ended September 30, 2023 or the year ended December 31, 2022.

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

Israeli Innovation Authority Grant

From 2012 through 2015, the Company received grants in the amount of approximately $0.5 million from the Israeli Innovation Authority (previously the Office of Chief Scientist) of the Israeli Ministry of Economy and Industry designated for investments in research and development. The grants are linked to the U.S. Dollar and bear annual interest of LIBOR. The grants are to be repaid out of royalties from sales of the products developed by the Company from its investments in research and development. Because the Company has not yet earned revenues related to these investments and cannot estimate potential royalties, no liabilities related to these grants have been recorded as of each period presented. Repayment of the grant is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants if the research and development program fails, is unsuccessful or aborted or if no sales are generated. The Company has not yet generated sales as of September 30, 2023; therefore, no liability was recorded for the repayment in the accompanying condensed consolidated financial statements.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2023.

Note 9. Stockholders’ Equity

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of September 30, 2023, the Company was permitted to sell up to $10.6 million of shares of common stock pursuant to the ATM Program under the SEC’s “baby shelf” rules. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through September 30, 2023, no shares of common stock have been sold under the ATM program. Under the Securities Purchase Agreement described below in this Note 9, the Company is restricted from selling shares under the ATM Program until the later of (i) 4 months from April 28, 2023 and (ii) ninety days after the registration statement filed pursuant to the Securities Purchase Agreement has been declared effective. The registration statement filed pursuant to the Securities Purchase Agreement was declared effective on June 2, 2023.

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

2023 Exercise of Pre-Funded Warrants

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

Common Stock Warrants

As of September 30, 2023, there were 22,217,302 warrants exercisable into common stock (rounding for fractional shares and subject to beneficial ownership blockers).

	Roll Forward of Warrant Activity
	Private placement warrants	Pre-funded warrants	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2022	337,822	509,117	298,692	1,145,631
Issued	15,151,518	6,421,350	—	21,572,868
Exercised	—	(501,197)	—	(501,197)
Cancelled/Expired	—	—	—	—
Balance as of September 30, 2023	15,489,340	6,429,270	298,692	22,217,302

Preferred Stock Warrants

As of September 30, 2023, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock, which are convertible into 2,789,301 shares of common stock (rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2022	50,207.419
Issued	—
Exercised	—
Cancelled/Expired	—
Balance as of September 30, 2023	50,207.419

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

On May 1, 2023, the Company issued stock option awards to its employees with both time-based and performance-based vesting requirements, with 1,292,172 of the granted stock options subject to the Company’s customary time-based vesting schedule. The remaining 5,168,685 stock options granted are subject to both customary time-based vesting requirements and performance-based vesting requirements that are based on the same clinical development milestones applicable to the second and third closings of the Private Placement as specified in the Securities Purchase Agreement. No specified clinical development milestones were achieved during the nine months ended September 30, 2023.

The 2014 Plan was closed to new grants following the initial approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of September 30, 2023. The number of shares reserved for issuance under the 2020 Plan and ESPP was 3,281,333 and 24,077 shares, respectively, as of September 30, 2023.

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$321	$873	$1,173	$2,677
General and administrative	1,413	1,312	3,662	4,002
Total stock-based compensation	$1,734	$2,185	$4,835	$6,679

Note 11. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three and nine months ended September 30, 2023 include 6,429,270 shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(10,349)	$(10,471)	$(30,700)	$(29,582)
Net loss per share, basic and diluted	$(0.35)	$(0.73)	$(1.35)	$(2.07)
Weighted-average number of common shares, basic and diluted	29,974,400	14,265,905	22,813,085	14,289,729

The computation of diluted earnings per share excludes incentive stock options, restricted stock units and warrants that are anti-dilutive. The following table provides a summary as of September 30, 2023 and 2022 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2023	2022

Stock options outstanding and other equity awards	15,119,434	5,096,085
Common and preferred warrants outstanding	18,577,332	3,127,121
Total	33,696,766	8,223,206

Note 12. Subsequent Events

On November 3, 2023, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 653,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the Securities Purchase Agreement. On November 6, 2023, the Company issued 653,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

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

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon Pharmaceuticals, Inc. (“we”, “us”, “our” “Eledon” or the “Company”) is a clinical stage biotechnology company using its immunology expertise in targeting the CD40 Ligand (“CD40L”, also called “CD154”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). Our lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential.

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

Kidney transplantation: prevention of allograft rejection

In January 2023, we announced plans to prioritize and focus resources on its kidney transplantation programs. Kidney transplantation is the most common type of solid organ transplantation in the United States with an estimated 240,000 Americans living with a transplanted kidney. In 2019, an estimated 24,000 kidneys were transplanted, of which up to 15% were re-transplants in persons that had already received at least one other kidney. Over 90,000 people in the U.S. typically wait 3-5 years for a kidney transplant and in 2014, nearly 5,000 Americans died waiting for a kidney with another nearly 4,000 becoming too sick to receive a transplant.

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

We have received regulatory approvals in Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart, in up to 12 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. Each participant will receive rabbit antithymocyte globulin (ATG) induction and a maintenance regimen consisting of tegoprubart, mycophenolate mofetil, and corticosteroids. The primary endpoint of the study is safety. Other endpoints include characterizing the pharmacokinetic profile of tegoprubart, the incidence of biopsy proven rejection, and eGFR. The first subject in the Phase 1b study was dosed in July 2022. We reported interim safety and efficacy results from the Phase 1b clinical trial in March 2023, and provided updated data in November 2023. At the time of the November 2023 update, results from 11 participants in the Phase 1b trial demonstrated that tegoprubart was generally safe and well-tolerated in patients undergoing kidney transplantation. There were no cases of hyperglycemia, new onset diabetes, tremor, or cytomegalovirus infection commonly seen with tacrolimus. One participant experienced a mild T cell mediated rejection (Banff score 1a) on day 99. This patient was treated for the rejection and remains in the study. There were no cases of graft loss or death. Aggregate mean estimated glomerular filtration rate (eGFR) – a measure of kidney function – was above 70 mL/min/1.73m2 at all reported time points after day 90. Historical studies have reported average eGFRs generally in the low 50 mL/min/1.73m2 range during the first year after kidney transplant using standard of care. One participant completed the study with an eGFR of 91 at one year (day 374) and is now enrolled in our Phase 2 open-label extension (OLE) study, which will evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in either the ongoing Phase 1b or Phase 2 BESTOW study.

In July 2022, we received Investigational New Drug (IND) application clearance from the FDA for a controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The Phase 2 BESTOW study is a multi-center, two-arm, active comparator clinical study, and will enroll 120 participants undergoing kidney transplantation in the United States and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated glomerular filtration rate (eGFR) at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Better graft function as assessed by eGFR has been associated with improved long-term patient and graft survival. Secondary objectives will include graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The Phase 2 BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the Phase 2 BESTOW study was dosed in August 2023.

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

In August 2022, we received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. The global study was a 96-week open-label, dose ranging trial, and included both a high dose and a low dose cohort. The primary endpoint was change in urinary protein:creatinine ratio at week twenty-four. Secondary endpoints included change in estimated Glomerular Filtration Rate (eGFR) at week 96 as well as safety and tolerability. The first subject was dosed in May

2022. We reported safety data from the high dose cohort in March 2023. All IgAN clinical activities and related spend will be discontinued in the fourth quarter 2023.

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

Market Trends and Uncertainties

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2023, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on March 30, 2023.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Variance
Operating expenses:
Research and development	$7,931	$7,452	$479
General and administrative	3,267	3,146	121
Total operating expenses	11,198	10,598	600
Loss from operations	(11,198)	(10,598)	(600)
Other income, net	849	127	722
Net loss	$(10,349)	$(10,471)	$122

Research and Development Expenses

Research and development expenses increased $0.5 million, to $7.9 million for the three months ended September 30, 2023, as compared to $7.5 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily driven by an increase in expenses related to the production of clinical trial materials of $0.8 million. The increase was partially offset by a decrease in employee compensation and benefits primarily driven by lower non-cash stock-based compensation expenses of $0.2 million and a decrease in clinical development expenses with external contract research organizations of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $3.3 million for the three months ended September 30, 2023, as compared to $3.1 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily driven by an increase in employee compensation and benefits primarily driven by higher non-cash stock-based compensation expenses of $0.1 million.

Other Income, Net

The change in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents and short-term investments for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Variance
Operating expenses:
Research and development	$23,245	$19,830	$3,415
General and administrative	9,417	9,910	(493)
Total operating expenses	32,662	29,740	2,922
Loss from operations	(32,662)	(29,740)	(2,922)
Other income, net	1,962	158	1,804
Net loss	$(30,700)	$(29,582)	$(1,118)

Research and Development Expenses

Research and development expenses increased $3.4 million, to $23.2 million for the nine months ended September 30, 2023, as compared to $19.8 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily driven by an increase in clinical development expenses with external contract research organizations of $3.1 million and an increase in expenses related to the production of clinical trial materials of $1.1 million. The increase was partially offset by a decrease in consulting expenses of $0.4 million and a decrease in employee compensation and benefits primarily driven by lower non-cash stock-based compensation expenses of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million to $9.4 million for the nine months ended September 30, 2023, as compared to $9.9 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses was primarily driven by a decrease in professional service expenses of $0.4 million and by a decrease in employee compensation and benefits primarily driven by lower non-cash stock-based compensation expenses of $0.1 million.

Other Income, Net

The change in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents and short-term investments for the nine months ended September 30, 2023.

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

As of September 30, 2023, the Company had cash and cash equivalents and short-term investments of approximately $59.6 million. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. In addition, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. There is no assurance that the milestones required for the second and third closings will be satisfied or that the Common Warrants will be exercised. If these events do not occur or we are unable to secure additional capital or to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of September 30, 2023, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

On March 31, 2021,we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of September 30, 2023, the Company was permitted to sell up to $10.6 million of shares of common stock pursuant to the ATM Program under the SEC's “baby shelf" rules. The Company will remain subject to the “baby shelf ” rules under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through September 30, 2023, no shares of common stock have been sold under the ATM program. Under the Securities Purchase Agreement described in Note 9, the Company is restricted from selling shares under the ATM Program until the later of (i) 4 months from April 28, 2023 and (ii) ninety days after the registration statement filed pursuant to the Securities Purchase Agreement has been declared effective. The registration statement filed pursuant to the Securities Purchase Agreement was declared effective on June 2, 2023.

Cash Flows

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(30,396)	$(18,944)
Net cash used in investing activities	(55,363)	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	$(52,742)	$(18,944)

Operating Activities

For the nine months ended September 30, 2023, operating activities used $30.4 million of cash, which primarily consisted of our net loss of $30.7 million. Operating activities include adjustments for certain non-cash charges including $4.8 million of stock-based compensation, $0.3 million of operating lease amortization, partially offset by accretion of investment discounts of $0.6 million. Net operating assets and liabilities changed by $4.2 million, primarily driven by a decrease in accounts payable and accrued expenses of $3.6 million, a decrease in operating lease liability of $0.3 million and an increase in prepaid expenses and other assets of $0.3 million.

For the nine months ended September 30, 2022, operating activities used $18.9 million of cash, which primarily consisted of our net loss of $29.6 million. Operating activities include adjustments for certain non-cash charges including $6.7 million of stock-based compensation and $0.3 million of operating lease amortization. Net operating assets and liabilities changed by $3.7 million, primarily driven by a decrease in prepaid expenses and other assets of $2.1 million, a decrease in operating lease liability of $0.3 million and an increase in accounts payable and accrued expenses of $1.9 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $55.4 million. We purchased $60.4 million of short-term investments, which was partially offset by the maturing of $5.0 million of our short-term investments during the period. There was no cash provided by or used in the investing activities for the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of the Private Placement, totaling $33.0 million in net proceeds from the sale of 8.7 million shares of common stock and 6.4 million pre-funded warrants to purchase common stock. There was no cash provided by or used in financing activities for the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the nine months ended September 30, 2023 is $30.7 million. As of September 30, 2023, the Company had cash and cash equivalents and short-term investments of $59.6 million, working capital of $60.1 million and an accumulated deficit of $233.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, the sale of warrants, and the issuance of convertible promissory notes and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2023, there were 23,545,130 shares of our common stock outstanding. As a result of the first closing of the of Private Placement on May 5, 2023, we issued 8,730,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the Purchasers therein. Additionally, up to 20,202,024 and 25,252,530 shares of common stock or Pre-Funded Warrants may be issued in a second and third closing of the Private Placement, respectively, subject to our achievement of certain milestones and conditions (which may be waived). The issuance of the common stock in the first closing of the Private Placement diluted the ownership interests of our existing stockholders, and the issuance of shares of common stock upon exercise of the Pre-Funded Warrants or the Common Warrants issued in the initial closing of the Private Placement or any additional shares of common stock that may be issued, including pursuant to the exercise of additional Pre-Funded Warrants, in the second or third closings of the Private Placement, would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. In addition, if we are unable to raise capital, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

The ongoing conflict in Ukraine and the resulting imposition of economic and other sanctions by the United States, European Union and many other nations on Russia, individuals in Russia, Russian businesses and the Russian central bank, or any escalation of tensions in the region, could have a broader impact that expands into other countries. The ongoing conflict in the Middle East could have similar impacts. Although the length and impact of any military action and expansion of the conflict into other countries are highly unpredictable, if either conflict spreads or has effects on additional countries, we may experience disruptions or delays in our plans to conduct clinical trial activities in affected regions outside the United States.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

10.1†

Form of Indemnification Agreement to be entered into with each of the directors and officers of Eledon (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2023).

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

Eledon Pharmaceuticals, Inc.

Date: November 9, 2023	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)