Form 10-K
period 2023-12-31
Eledon Pharmaceuticals, Inc.
filed 2024-03-28
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $25,607,310, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 25, 2024, the registrant had 24,813,130, shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end December 31, 2023, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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
•
our strategies with respect to our preclinical and clinical development programs, including our expectations regarding the production of clinical quantities of our product candidates;
•
our plans, strategy and timing to obtain and maintain regulatory approvals of our product candidates;
•
our expectations regarding competitive conditions for our product candidates;
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

Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof and not as of any future date, and the Company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•
Our short operating history and shifts in our business strategy may make it difficult to evaluate the success of our business to date and to assess our future viability.
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
•
The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
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
•
Public health crises, including pandemics or epidemics, could adversely affect our business.
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

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company using our immunology expertise in targeting the CD40 Ligand (“CD40L” or “CD154”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). Our lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential.

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

Figure 1: Mechanism overview of CD40L inflammatory signaling and tegoprubart site of action

Antigen Presenting Cell
CD40
CD40L
tegoprubart
Mycophenolate mofetil
Cyclophosphamide
DNA synthesis
tegoprubart
Nucleotide synthesis
G1
S
Cell cycle
M
G2
Azathioprine
T cell
NFAT
NFKB
Calcineurin
CD40L
CD40
B cell
CD20
Rituximab, Obintuzumab
Corticosteroids
Calcineurin inhibitors
Corticosteroids

Figure 1: Interaction of CD40 with CD40L on immune cells mediates activation of the co-stimulatory immune pathway, controlling "cross talk” between the adaptive and innate immune systems. Blocking CD40L shifts polarization away from pro-inflammatory signaling to T-cell anergy, apoptosis, and polarization to a “T-reg” environment. (Source: Adapted from Kant et al., Principles of Immunosuppression in the Management of Kidney Disease: Core Curriculum 2022, AJKD.)

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

Strategy

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biopharmaceutical company with a focused immunology franchise. Our strategy is to develop tegoprubart for the prevention of allograft and xenograft rejection, and for the treatment of autoimmune diseases such as ALS. We selected our indications based on preclinical and clinical data that was generated with either tegoprubart or historical anti-CD40L molecules. In January 2023, we announced our decision to prioritize resources on our kidney transplantation programs, and discontinue the Company funding of the islet cell transplantation program and the IgAN program. We remain committed to further progressing ALS clinical development and are working with key stakeholders on potential next steps to do so. However, as described below, we are unable to continue our clinical development of tegoprubart for people with ALS without additional financing.

The following chart summarizes the status of our current clinical development programs. Details for each program are outlined below.

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 8 of the Notes to Financial Statements included in this Annual Report on Form 10-K, for further details of grants and licenses related to this acquisition.

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

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Kidney Transplantation

In January 2023, we announced plans to prioritize and focus resources on our kidney transplantation programs. We are first focusing on kidney transplantation as this is the most common type of solid organ transplantation in the U.S. with an estimated 255,000 Americans living with a transplanted kidney. In 2022, an estimated 25,000 kidneys were transplanted in the U.S., of which up to 15% were re-transplants in persons that had already received at least one other kidney. Over 90,000 people in the U.S. wait 3-5 years on average for a kidney transplant and about 5,000 people in need of a kidney transplant die each year while waiting for a suitable kidney. There remains a critical shortage of kidneys and other organs available for transplantation.

There has been little innovation in immunosuppression therapy for organ transplant patients over the past 30 years. The standard of care immunosuppressive drugs used post-transplant have been shown to reduce the risk of organ rejection, but they are also associated with potentially toxic side effects. Organ transplant recipients require immunosuppression on a lifelong basis, and any disruption in the immunosuppression therapy can trigger transplant rejection. Calcineurin inhibitors

(“CNI”s) are a critical component of most immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to CNIs (tacrolimus is the drug most commonly used) is associated with nephrotoxicity, hypertension, new onset diabetes due to pancreatic beta cell toxicity, as well as central nervous system (“CNS”) side effects, like tremor. Over time, these CNI side effects may significantly damage the transplanted kidneys or result in a requirement for reduced exposures to CNIs which can lead to an increased risk of rejection. Moreover, other side effects, including CNS side effects like tremors, may result in patients decreasing their adherence to their medicines. Today, an implanted kidney is expected to fail within 10-15 years on average using currently available immunosuppression options. The fact that American transplant patients are on average in their 50s means that many of them will ultimately need a second or even third transplant procedure during their lifetime or a return to dialysis.

The central role of CD40L signaling in generating pro-inflammatory responses makes it a highly attractive candidate for therapeutic intervention in the protection of transplanted organs and prevention of transplant rejection. Results from prior studies demonstrate that targeting and blocking CD40L has the potential for better efficacy and improved safety, including reduced risk of lymphopenia, diabetes, hypertension, and other side effects associated with standard-of-care CNIs such as tacrolimus.

Tegoprubart seeks to address challenges associated with current immunosuppressive transplantation regimens using CNI-based therapies. The ability to prevent acute and chronic transplant rejection without the need for CNIs has the potential to transform the clinical management of preventing graft rejection by mitigating the adverse events associated with CNIs and improving long-term graft survival, thus potentially decreasing the need for repeat kidney transplants and increasing organ availability for other patients on the wait list. By identifying and advancing novel strategies in immunosuppression including targeting the CD40L pathway, we may be able to help organs remain functional for longer and potentially throughout the natural lifespan of each recipient.

In aggregated data from the published studies referenced in Figure 1 below, non-human primates undergoing allograft renal transplantation receiving anti-CD40L monotherapy (e.g., 5c8, AI794, IDEC-131) had longer average survival than both those receiving anti-CD40 monotherapy (e.g., 4D11, cH5D12, Chi220, ASKP1240), tacrolimus monotherapy or untreated controls (Figure 2).

Figure 2: Inhibition of CD40L improved survival vs. CD40 inhibition in non-human primate kidney transplantation monotherapy studies

Figure 2: Kaplan-Meir estimates of the probability of rejection free survival by treatment group from eleven published studies of allograft kidney transplant in non-human primates. Sources: Perrin, 2022; Song, 2014; Song, 2016; Duan, 2017. Note: In aggregated data from published studies, NHPs receiving anti-CD40L (e.g., 5c8, AI794, IDEC-131) immunomodulation monotherapy post kidney transplantation had longer average survival than those receiving anti-CD40 monotherapy (e.g., 4D11, cH5D12, Chi220, ASKP1240), tacrolimus monotherapy or untreated controls. Tac = tacrolimus. Meta-analysis is not based on head-to-head studies. Differences between any individual programs may vary.

We have received regulatory approvals in Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart in up to 24 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. Each participant will receive rabbit antithymocyte globulin (ATG) induction and a maintenance regimen consisting of tegoprubart, mycophenolate mofetil, and corticosteroids. The primary endpoint of the study is safety. Other endpoints include glomerular filtration rate (eGFR), characterizing the pharmacokinetic profile of tegoprubart, and the incidence of biopsy proven rejection. The first subject in the Phase 1b study was dosed in July 2022.

Better graft function as assessed by eGFR, has been associated with improved long-term patient and graft survival and is an early predictor of future graft failure. Historical studies have reported average eGFRs generally in the low 50 mL/min/1.73m2 range during the first year after kidney transplant using current standard of care immunosuppression. An eGFR of 50 indicates chronic kidney disease.

We reported interim safety and efficacy results from the Phase 1b clinical trial in March 2023, and provided updated data in November 2023. At the time of the November 2023 update, results from 11 participants in the Phase 1b trial demonstrated that tegoprubart was generally safe and well-tolerated in patients undergoing kidney transplantation. There were no cases of hyperglycemia, new onset diabetes, tremor, or cytomegalovirus infection commonly seen with tacrolimus. One participant experienced a mild T cell mediated rejection (Banff score 1a) on day 99. This patient was treated for the rejection and remains in the study. There were no cases of graft loss or death. Aggregate mean eGFR was above 70 mL/min/1.73m2 at all reported time points after day 90.

In July 2022, we received Investigational New Drug (IND) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, and will enroll 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives will include assessment of graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023.

In October 2023, the Company enrolled the first participant in a Phase 2 open-label extension (OLE) study which is designed to evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in the ongoing Phase 1b study, or BESTOW study.

Clinical Development of tegoprubart for the Prevention of Allograft Rejection in Xenotransplantation

While inhibition of CD40L has shown it may play an important role in immunosuppression in allograft kidney transplantation, this mechanism of action has also demonstrated that it may be a promising option in xenotransplantation (i.e., transplanting an organ from an animal to a human).

In January 2023, we entered into a non-exclusive collaborative research agreement with eGenesis, Inc., ("eGenesis"), under which eGenesis gained access to tegoprubart for preclinical and clinical xenotransplantation studies in support of eGenesis’ kidney, heart and islet cell xenotransplantation programs.

Clinical Development of tegoprubart for the Prevention of Allograft Rejection in Islet cell transplantation ("ICT")

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

A number of issues are believed to continue to hamper the overall success of ICT and to need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function often leads to the need for multiple donors in order for BTID patients to have optimal response to blood glucose levels and possibly achieve insulin independence. Tegoprubart seeks to address the challenges associated with current ICT immunosuppressive regimens using CNI-based therapies, by replacing the CNIs with tegoprubart. CD40L blockade may abolish many effector mechanisms of inflammation, prevent and intervene in the progression of autoimmunity, and instill transplant tolerance.

Historical studies in nonhuman primate models of ICT have demonstrated that treatment with anti-CD40L antibodies induces long term islet cell function and graft survival, even as a monotherapy. Tegoprubart has shown pre-clinical, proof-of-concept efficacy in a non-human primate model of type 1 diabetes, where animals undergoing ICT maintained glucose control and sustained levels of C-peptide with chronic tegoprubart treatment for up to a year. Compared to combination immunosuppressive therapy including CNIs, tegoprubart monotherapy was more effective in preventing long term islet cell rejection, associated with better graft function, and showed an improved safety profile.

In January 2024, we announced that tegoprubart will be utilized in an investigator-initiated trial, at the University of Chicago for pancreatic ICT in patients with type 1 diabetes. This is a pilot study assessing the safety of using a monoclonal antibody against CD40 ligand to achieve a calcineurin inhibitor-free immunosuppression regimen in patients with type 1 diabetes mellitus and problematic hypoglycemia undergoing islet cell transplantation. The Company is not funding this trial but is supplying tegoprubart.

Clinical Development of tegoprubart for ALS

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

Tegoprubart is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that tegoprubart binds to CD40L in human cells and blocks CD40L binding on antigen presenting cells and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody, MR1, prolonged survival and delayed the onset of neurological disease progression. These pathophysiological manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models (Figure 3).

Figure 3: Blocking CD40L Improves Survival and Pathophysiology Associated with ALS

Figure 3: Anti-CD40L (“MR1”) treatment decreases CD68+ macrophages, improves neuromuscular junction occupancy and improves motor neuron survival. (A) Quantification of reduction of CD68+ macrophages by anti-CD40L treatment at day 100. (White bar, control IgG); gray bar (anti-CD40L–treatment); black bar (untreated age-matched non-transgenic mice) (B) Quantification of neuromuscular occupancy in SOD1 mice prior to overt symptoms (day 70) versus after symptom onset (day 85) treated with an IgG control antibody (vehicle) or anti-CD40L antibody. (C) Quantitative comparison of lumbar spinal cord motor neuron counts per mm2 in IgG vehicle control (White bar) versus anti-CD40L treated mice (grey bar) at day 100 (Lincecum, 2010).

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

Clinical Development of tegoprubart for IgA Nephropathy

In January 2023, the Company announced the deprioritization of its IgAN program and all IgAN clinical development activities were discontinued in 2023. IgAN is the leading cause of chronic glomerulonephritis, a state of inflammation producing damage to the filtering part of the kidney. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of persons living with IgAN ultimately reach end stage renal disease (ESRD). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 150,000 persons in the United States, IgAN is one of the most common autoimmune glomerulonephropathies. In the United States, oral budesonide Tarpeyo was approved for use in IgAN by the FDA in December 2021 and Kinpeygo received conditional approval by the European Medicines Agency (“EMA”) in July 2022.

In August 2022, we received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. The Phase 2 global study was a 96-week open-label, dose ranging trial, and included both a high dose and a low dose cohort. The primary endpoint was change in urinary protein:creatinine ratio at week twenty-four. Secondary endpoints included change in estimated Glomerular Filtration Rate (eGFR) at week 96 as well as safety and tolerability. The first subject was dosed in May 2022.

In January 2023, we announced the deprioritization of our IgAN program to focus resources on our kidney transplantation programs. We reported interim safety data from the Phase 2 high dose cohort in March 2023. All IgAN clinical development activities were discontinued in 2023.

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

See Note 8. Commitments and Contingencies of the consolidated financial statements included elsewhere herein under the caption “Grants and Licenses” for further information about the Company’s intellectual property.

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

The competitive conditions faced by the Company are also described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.”

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

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g., completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees were paid for tegoprubart in calendar 2023.

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

Employees

As of March 25, 2024, Eledon had twenty employees, all of whom are full time. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2023 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to Our Operations

Our short operating history and shifts in our business strategy may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical stage biopharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates and pursuing nonclinical and clinical trials. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis and our decision to discontinue our Company funding of the islet cell transplantation program and the IgAN program, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or previously projected by our management.

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

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. Due to the contingent nature of the Common Warrants and the second and third closings of the Private Placement, the Company has excluded them from its going concern analysis. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2023, an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. There is no assurance that the milestones required to complete the second and third closings of the Private Placement will be satisfied, that the Common Warrants will be exercised or that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2023 is $40.3 million. As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of $51.1 million, working capital of $52.2 million and an accumulated deficit of $243.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As a result of the Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may also receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. There is no assurance that the milestones required to complete the second and third closings of the Private Placement will be satisfied or that the Common Warrants will be exercised. We can also provide no assurance that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

As of December 31, 2023, there were 24,213,130 shares of our common stock outstanding. As a result of the first closing of the of Private Placement on May 5, 2023, we issued 8,730,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the Purchasers therein. Additionally, up to 20,202,024 and 25,252,530 shares of common stock or Pre-Funded Warrants may be issued in a second and third closing of the Private Placement, respectively, subject to our achievement of certain milestones and conditions (which may be waived). The issuance of the common stock in the first closing of the Private Placement diluted the ownership interests of our existing stockholders, and the issuance of shares of common stock upon exercise of the Pre-Funded Warrants or the Common Warrants issued in the initial closing of the Private Placement or any additional shares of common stock that may be issued, including pursuant to the exercise of additional Pre-Funded Warrants, in the second or third closings of the Private Placement, would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Public health crises, including pandemics or epidemics could adversely affect our business.

Our business and operations, including but not limited to ongoing or planned research and development activities may be impacted by public health crises. For example, our business was adversely affected by the COVID-19 pandemic, which also caused significant disruption in the operations of third parties upon whom we rely. Other future public health crises, including any future pandemics or epidemics could have a similar impact on our business.

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

Any of the foregoing factors, or other effects of any public health crisis, including any future pandemic or epidemic, could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations

The global economy, including the financial and credit markets, continues to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. In addition, if we are unable to raise capital, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Our recent decision to discontinue the islet cell transplantation program and IgAN program and uncertainties regarding our financial condition may increase the likelihood that employees depart in the foreseeable future.

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

We depend on our information systems and those of our third-party collaborators, service providers, contractors or consultants. Our information systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations.

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our information systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from cybersecurity incidents, including computer viruses, denial-of-service attacks, hacking, phishing and other social engineering attacks, unauthorized access or use resulting from malware, as well as disruptions due to natural disasters, terrorism, war and telecommunication and electrical failures. We may also experience cybersecurity incidents stemming from persons inside our organizations (including employees or contractors), or other persons with access to information systems inside our organization. Attacks on information systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized foreign governments, groups and individuals with a wide range of motives and expertise. In addition to extracting or accessing sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the security, confidentiality, integrity and availability of information. The prevalent use of mobile devices that access sensitive information also increases the risk of data security incidents which could lead to the loss of confidential information or other intellectual property. While to our knowledge we have not experienced any material information system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.

For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any real or perceived security breach affects our information systems (or those of our third-party collaborators, service providers, contractors or consultants), or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could be found to have violated applicable U.S. and international privacy, data protection and other laws, which could subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. and the further development of our product candidates could be delayed. Such a breach may require notification to governmental agencies, the media or individuals pursuant to various foreign, domestic (federal and state) privacy and security laws, if applicable, including HIPAA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations, or any data security incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, processing of, or transfer of sensitive information, including personally identifiable information, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including those that assert that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. To the extent we maintain individually identifiable health information, we could be subject to fines and penalties (including civil and criminal) under HIPAA for any failure by us or our business associates to comply with HIPAA’s requirements. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information, data, information systems, applications and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or cybersecurity incidents.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Strategy and Oversight

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical studies and employees, or our information systems and the data contained therein.

We retain a Chief Information Consultant to collaborate with the company, including the Chief Financial Officer, and Executive Leadership Team, to help identify, assess and manage the company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, and evaluating threats reported to us. We also use a third-party security management vendor to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems, including, for example, incident detection and response policy, route risk assessments, data encryption, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, penetration testing, and cybersecurity insurance. As part of our information security program, we provide mandatory periodic training for all employees on how to identify potential cybersecurity risks and protect our resources and information. This training is supplemented by firmwide testing initiatives, including periodic phishing tests.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the Chief Information Consultant works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. In addition, our Chief Financial Officer evaluates material risks from cybersecurity threats and, as appropriate, reports to the Audit Committee of the Board of Directors, which evaluates our overall enterprise risk.

To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled “We depend on our information systems and those of our third-party collaborators, service providers, contractors or consultants. Our information systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations.”

Governance

Our Board addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our cybersecurity risk assessment and management processes are implemented and maintained by our Chief Financial Officer who oversees the work performed by our Chief Information Consultant.

Our Chief Financial Officer is responsible for hiring appropriate consultants, helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel. Our Chief Financial Officer, with support from our Chief Information Consultant, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

The Audit Committee receives periodic reports from our Chief Financial Officer concerning our significant cybersecurity threats and risks and the processes we have implemented to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation. The Chief Financial Officer also promptly informs and updates the Board about any information security incidents that may pose significant risk to our Company.

The Chief Financial Officer has over 20 years of operations and leadership experience, including experience in information technology strategy and execution. The Chief Information Consultant has over 20 years of experience managing and securing technology infrastructure.

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

As of March 25, 2024, there were approximately 44 stockholders of record of our common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Special Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Strategic Updates

In January 2023, we announced our decision to prioritize resources on our kidney transplantation programs, discontinue the Company funded islet cell transplantation program and the IgAN program. We also remain committed to further progressing ALS clinical development and are working with key stakeholders on potential next steps to do so. However, we are unable to continue our clinical development of tegoprubart for people with ALS without additional financing.

Financing Activities

2021 Equity Distribution Agreement

On March 31, 2021, we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which we may offer and sell up to $75.0 million in shares of our common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2023, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $12.3 million of shares of common stock pursuant to the ATM Program. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. During the years ended December 31, 2023 and 2022, no shares were sold under the Prospectus. This Form S-3 registration statement pursuant to which the ATM Program is registered will expire in May 2024, and no shares of common stock may be sold under the ATM Program after that date.

September 2021 Exchange Agreement

On September 21, 2021, we issued warrants exercisable for 298,692 shares of common stock in exchange for warrants exercisable for 5,376.456 shares of Series X1 Non-Voting Convertible Preferred Stock previously issued as part of the Anelixis merger. We replaced these Series X1 Non-Voting Convertible Preferred Stock warrants for the outstanding warrants issued by Anelixis that were not settled upon completion of the merger. For information regarding the terms of our Series X1 Non-Voting Convertible Preferred Stock, see Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

2022 Exchange Agreement

On January 11, 2022, we entered into an exchange agreement (the “Series X1 Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., MSI BVF SPV, L.L.C. (collectively, the “BVF Exchanging Stockholders”), pursuant to which the Series X1 Exchanging Stockholders exchanged (the “Series X1 Exchange”) 550,000 shares of our common stock for 9,899.99 shares of Series X1 Non-Voting

Convertible Preferred Stock. For information regarding the terms of our Series X1 Non-Voting Convertible Preferred Stock, see Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

2023 Securities Purchase Agreement

On April 28, 2023, we entered into an agreement (the :Securities Purchase Agreement") with certain institutional and accredited investors (the "Purchasers"), pursuant to which we agreed to issue and sell to the Purchasers in a Private Placement (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of our common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the Securities Purchase Agreement, Pre-Funded Warrant agreement or Common Warrant agreement, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

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

In connection with the Private Placement, we filed on May 18, 2023, a registration statement on Form S-3 (the “Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The Registration Statement became effective on June 2, 2023.

2023 Conversion Agreement of Non-Voting Convertible Preferred Stock

On May 16, 2023, Cormorant Global Healthcare Master Fund LP provided us notice of its intention to convert (i) 1,782 shares of Series X Non-Voting Convertible Preferred Stock for 99,000 shares of common stock in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X Non-Voting Convertible Preferred Stock, and (ii) 7,883.586 shares of Series X1 Non-Voting Convertible Preferred Stock for 437,977 shares of common stock in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 Non-Voting Convertible Preferred Stock. The conversion was completed on May 23, 2023. For information regarding the terms of our Series X and Series X1 Non-Voting Convertible Preferred Stock, see Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

2023 Exercise of Pre-Funded Warrants

On July 10, 2023, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 501,197 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the Securities Purchase Agreement. On July 14, 2023, we issued 501,197 shares of common stock to the Exercising Stockholder in accordance with such exercise.

On November 2, 2023, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 653,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the Securities Purchase Agreement. On November 6, 2023,we issued 653,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Common Stock Warrants

As of December 31, 2023, 21,564,302 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our effective registration statements on Forms S-1.

Series X1 Preferred Stock Warrants

As of December 31, 2023, 50,207.419 warrants were exercisable into Series X1 Non-Voting Convertible Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). For information regarding the terms of our Series X1 Non-Voting Convertible Preferred Stock, see Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2023.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2023 and 2022

The following table provides comparative results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Variance	% Variance
Operating expenses:
Research and development	$30,312	$27,080	$3,232	12%
General and administrative	12,688	12,700	(12)	0%
Goodwill impairment	—	48,648	(48,648)	-100%
Total operating expenses	43,000	88,428	(45,428)	-51%
Loss from operations	(43,000)	(88,428)	45,428	51%
Other income, net	2,674	462	2,212	479%
Net loss and comprehensive loss	$(40,326)	$(87,966)	$47,640	54%

Research and Development Expenses

Research and development expenses increased $3.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to higher clinical development expenses, primarily with external CROs of $5.0 million, and an increase in personnel related costs of $1.2 million, due to increased headcount. The increase was partially offset by a decrease in stock-based compensation of $1.7 million, lower manufacturing costs of $1.0 million, related to the production of clinical trial materials, and a decrease in consulting expenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses were consistent for the years ended December 31, 2023 and 2022.

Goodwill Impairment

The Company recognized $48.6 million of goodwill impairment for the year ended December 31, 2022. No impairment was recorded for the year ended December 31, 2023.

Other Income, Net

The $2.2 million increase in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents and short-term investments for the year ended December 31, 2023.

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

As of December 31, 2023, we had cash and cash equivalents and short-term investments of approximately $51.1 million. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, and the sale of warrants. Additionally, in view of our expectation to incur significant losses for the foreseeable future we will be required to raise additional capital resources in order to fund our operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding our ability to continue operating as a going concern. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. In addition, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. There is no assurance that the milestones required for the second and third closings will be satisfied or that the Common Warrants will be exercised. If these events do not occur or we are unable to secure additional capital or to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all.

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
•
the impact of global macroeconomic trends and uncertainties, which continue to experience volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability;
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

On March 31, 2021,we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2023, the Company was permitted to sell up to $12.3 million of shares of common stock pursuant to the ATM Program under the SEC's “baby shelf" rules. The Company will remain subject to the “baby shelf ” rules under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through December 31, 2023, no shares of common stock have been sold under the ATM Program. This Form S-3 registration statement pursuant to which the ATM Program is registered will expire in May 2024, and no shares of common stock may be sold under the ATM Program after that date.

We lease our office facilities in Irvine, California and Burlington, Massachusetts under non-cancelable operating leases that expire in December 2024 and November 2024, respectively. As of December 31, 2023, we expect to make total lease payments of $0.4 million through December 2024.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. Contracts for preclinical and clinical studies and other services generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We do not have any long-term manufacturing and supply agreements with our third-party contract manufacturers but enter into specific contracts on an as needed basis for individual batch production runs.

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(39,527)	$(28,424)
Net cash used in investing activities	(45,287)	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	$(51,797)	$(28,424)

Operating Activities

For the year ended December 31, 2023, operating activities used $39.5 million of cash, which primarily consisted of our net loss of $40.3 million. Operating activities include adjustments for certain non-cash charges including $6.5 million of stock-based compensation, $0.4 million of operating lease amortization, partially offset by accretion of investment discounts of $1.2 million. Net operating assets and liabilities changed by $4.9 million, primarily driven by a decrease in accounts payable and accrued expenses of $2.6 million, a decrease in operating lease liability of $0.4 million and an increase in prepaid expenses and other assets of $2.0 million.

For the year ended December 31, 2022, operating activities used $28.4 million of cash, which primarily consisted of our net loss of $88.0 million. Operating activities include adjustments for certain non-cash charges including $48.6 million of goodwill impairment, $8.1 million of stock-based compensation, $0.4 million of operating lease amortization. Net operating assets and liabilities changed $2.4 million, primarily driven by an increase in accounts payable and accrued expenses of $2.1 million and a decrease in prepaid expenses and other assets of $0.7 million and a decrease in operating lease liability of $0.4 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $45.3 million. We purchased $78.3 million of short-term investments, which was partially offset by the maturing of $33.0 million of our short-term investments during the year. There was no cash provided by or used in the investing activities for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 consisted of the Private Placement, totaling $33.0 million in net proceeds from the sale of 8.7 million shares of common stock and 6.4 million pre-funded warrants to purchase common stock. There was no cash provided by or used in financing activities for the year ended December 31, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2023.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) in its 2013 Internal Control—Integrated Framework. Management believes that the COSO Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on this assessment, our management has concluded that as of December 31, 2023, our internal control over financial reporting is effective.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2023, including under headings “Board of Directors and Corporate Governance—Election of Directors,” “Executive Officers and Executive Compensation—Executive Officers,” “Board of Directors and Corporate Governance—Director Nomination Process” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Board of Directors and Corporate Governance—Related Person Transactions,” “Board of Directors and Corporate Governance,” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Matters to be Voted—on Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)
Exhibits:

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.4	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities	10-K	001-36620	4.5	March 31, 2021

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 1, 2023

4.7	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	001-36620	4.2	May 1, 2023

10.1	Open Market Sales Agreement by and between the Registrant and Jefferies, LLC dated March 30, 2021	10-K	001-36620	1.1	March 31, 2021

10.2	Securities Purchase Agreement, dated April 28, 2023	8-K	001-36620	10.1	May 1, 2023

10.3	Registration Rights Agreement, dated April 28, 2023	8-K	001-36620	10.2	May 1, 2023

10.4*	Form of Indemnification Agreement to be entered into with each of the directors and officers of Eledon	8-K	001-36620	10.1	September 21, 2023

10.5	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.6	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.7	Second Amendment to Lease Agreement, dated May 3, 2021, by and between Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.13	March 24, 2022

10.8	Sublease Agreement, dated as of November 4, 2021, by and between Corporate Technologies, Inc. and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.14	March 24, 2022

10.9*	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.10*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.11*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.12*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.13*	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.3	May 1, 2023

10.14*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.15*	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.4	May 1, 2023

10.16*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

10.17*	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended	8-K	001-36620	10.1	June 22, 2023

10.18*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.12	March 24, 2022

10.19	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020	10-Q	001-36620	10.1	August 11, 2022

10.20	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020	10-Q	001-36620	10.2	August 11, 2022

10.21	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018	10-Q	001-36620	10.3	August 11, 2022

10.22*	Form of Stock Option Agreement, dated May 1, 2023, between Eledon Pharmaceuticals, Inc. and each of David-Alexandre C. Gros, M.D., Steve Perrin, Ph D. and Paul Little					X

10.23*	Form of Amendment to Stock Option Agreement, dated December 30, 2023, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D. and Paul Little					X

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Incentive Compensation Recoupment Policy	X

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as INLINE XBRL and contained in Exhibit 101	X

*	Indicates a management contract or compensatory plan

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

Eledon Pharmaceuticals, Inc.
Date: March 28, 2024	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	March 28, 2024
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	March 28, 2024
Paul Little	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 28, 2024
Keith A. Katkin

/s/ Jan Hillson, M.D.	Director	March 28, 2024
Jan Hillson, M.D.

/s/ James Robinson	Director	March 28, 2024
James Robinson

/s/ Allan Kirk, M.D.	Director	March 28, 2024
Allan Kirk, M.D.

/s/ John S. McBride	Director	March 28, 2024
John S. McBride

/s/ Walter Ogier	Director	March 28, 2024
Walter Ogier

/s/ June Lee, M.D.	Director	March 28, 2024
June Lee, M.D.

/s/ Steven Perrin	President, Director	March 28, 2024
Steven Perrin

ELEDON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eledon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and expects to continue to incur net losses into the foreseeable future. In addition, the Company has an accumulated deficit of $243.2 million as of December 31, 2023 and is dependent on its ability to raise capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In-Process Research and Development Intangible Asset Impairment Assessment

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the in-process research and development (“IPR&D”) intangible asset is tested for impairment at least annually and more frequently when indicators of impairment exist. Management considers various factors for potential impairment, including the current legal and regulatory environment and the competitive landscape. Certain indicators of impairment could relate to adverse clinical trials, a decrease in the projected market size, changes in anticipated pricing of the product once approved or increases in cost factors, among others. Management performed a qualitative assessment as of December 31, 2023, in which it assessed significant factors, including those mentioned above, to determine whether it is more likely than not that the IPR&D intangible asset was impaired. Based on the qualitative assessment, management determined that it was not more likely than not the IPR&D intangible asset was impaired.

Auditing management’s impairment test for the IPR&D intangible asset was complex and required a high degree of auditor judgment when performing procedures due to the significant assumptions used in determining if it was more likely than not that the IPR&D intangible asset was impaired. Significant judgments made by management were related to: (i) cost factors such as increases in materials, labor and other costs; (ii) regulatory factors affecting the Company’s product development; (iii) industry and market considerations; and (iii) macroeconomic conditions, including the Company’s ability to access capital to continue product development.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the significant judgments made by management described above included, among others, comparing to observable industry data and external market data, evaluating the most relevant drivers of fair value used to record the IPR&D intangible asset when initially acquired and the impact of those drivers since the IPR&D asset was acquired through December 31, 2023, and determining if the available information corroborated or contradicted management’s conclusions.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2019.

Irvine, California
March 28, 2024

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$4,612	$56,409
Short-term investments	46,490	—
Prepaid expenses and other current assets	5,027	3,109
Total current assets	56,129	59,518
Operating lease asset, net	365	739
In-process research and development	32,386	32,386
Other assets	186	150
Total assets	$89,066	$92,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967	$2,200
Current operating lease liability	383	363
Accrued expenses and other liabilities	2,545	3,912
Total current liabilities	3,895	6,475
Deferred tax liability	1,752	1,752
Non-current operating lease liability	—	383
Total liabilities	5,647	8,610

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2023 and 2022:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 and 117,970 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 and 6,204 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2023 and 2022; 24,213,130 and 13,776,788 shares issued and outstanding at December 31, 2023 and 2022, respectively	24	14
Additional paid-in capital	326,586	287,034
Accumulated deficit	(243,191)	(202,865)
Total stockholders’ equity	83,419	84,183
Total liabilities and stockholders’ equity	$89,066	$92,793

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$30,312	$27,080
General and administrative	12,688	12,700
Goodwill impairment	—	48,648
Total operating expenses	43,000	88,428
Loss from operations	(43,000)	(88,428)
Other income, net	2,674	462
Loss before income taxes	(40,326)	(87,966)
Income taxes	—	—
Net loss and comprehensive loss	$(40,326)	$(87,966)
Net loss per share, basic and diluted	$(1.64)	$(6.16)
Weighted-average common shares outstanding, basic and diluted	24,619,197	14,285,254

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	20,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,153	—	8,153
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(87,966)	(87,966)
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	—	99,000	—	—	—	—
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	—	—	—	437,977	—	(1)	—	(1)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	1,154,197	1	—	—	1
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	15,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,545	—	6,545
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(40,326)	(40,326)
Balance as of December 31, 2023	110,086	$—	4,422	$—	24,213,130	$24	$326,586	$(243,191)	$83,419

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(40,326)	$(87,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	374	373
Accretion on investment discounts	(1,203)	—
Goodwill impairment	—	48,648
Stock-based compensation	6,545	8,153
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,954)	654
Accounts payable, accrued expenses and other liabilities	(2,600)	2,081
Operating lease liabilities	(363)	(367)
Net cash used in operating activities	(39,527)	(28,424)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(78,287)	—
Proceeds from maturities of available-for-sale short-term investments	33,000	—
Net cash used in investing activities	(45,287)	—
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	33,017	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	(51,797)	(28,424)
Cash and cash equivalents at beginning of year	56,409	84,833
Cash and cash equivalents at end of year	$4,612	$56,409
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Common stock exchanged for X and X1 non-voting convertible preferred stock	$1	$1
Increase in operating lease asset and liability due to lease modification	$—	$344

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. is a clinical stage biotechnology company using its immunology expertise in targeting the CD40 Ligand (“CD40L” or “CD154”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we,” or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly owned subsidiaries, on a consolidated basis.

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

The Company had a net loss of $40.3 million for the year ended December 31, 2023 and an accumulated deficit of $243.2 million as of December 31, 2023, as a result of incurring losses since our inception. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) shares of common stock and warrants in a series of three potential closings. On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock, pre-funded warrants to purchase 6,421,350 shares of common stock and additional common stock warrants to purchase 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof). The Company may receive up to an additional $105.0 million in tranche financing in a second and a third closing, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all common stock warrants issued in the initial closing of the Private Placement. See Note 10. “Stockholders’ Equity” for further information regarding the Private Placement. Due to the contingent nature of the exercise of the common stock warrants and the second and third closings of the Private Placement, accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to exclude them from its going concern analysis. If these events do not occur or the Company is unable to secure additional capital or is unable to do so on acceptable terms, it will be forced to significantly alter its business strategy, substantially curtail its current operations, or liquidate and cease operations altogether.

As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of approximately $51.1 million. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future, the Company will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. Eledon, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Anelixis Therapeutics, LLC, a Delaware limited liability company, and Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc. The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The activities of the Company’s foreign subsidiary are not significant to the consolidated financial statements.

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

Risks and Uncertainties

As of December 31, 2023 and 2022, all of the Company’s long-lived assets were located in the United States.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its annual evaluation for impairment using the quantitative assessment, utilizing the market approach and due to declining market conditions, determined that the fair value of the reporting unit was below its carrying value. As a result, the Company recognized $48.6 million of goodwill impairment, reducing the goodwill balance to zero for the year ended December 31, 2022, and accordingly, no goodwill impairment was recorded for the year ended December 31, 2023.

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

In-Process Research and Development

The fair values of in-process research and development (“IPR&D”) projects acquired in a business combination that are not complete are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development (“R&D”) efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Major risks and uncertainties are often associated with IPR&D projects because we are required to obtain regulatory approvals before marketing the resulting products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods.

Capitalized IPR&D projects are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider various factors for potential impairment, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays in obtaining marketing approval, the inability to bring a product to market and the introduction or advancement of competitors’ products could result in partial or full impairment of the related intangible assets.

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

The Company’s contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2023.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the years ended December 31, 2023 and 2022 include 5,776,270 and 509,117, respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	Year Ended December 31,
	2023	2022
	(In thousands, except share and per share data)
Net loss	$(40,326)	$(87,966)
Net loss per share, basic and diluted	$(1.64)	$(6.16)
Weighted-average number of common shares	24,619,197	14,285,254

The computation of diluted earnings per share excludes incentive stock options, restricted stock units, and warrants that are anti-dilutive. The following table provides a summary as of December 31, 2023 and 2022 common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2023	2022

Stock options outstanding and other equity awards	14,909,155	5,012,035
Common and preferred warrants outstanding	18,577,332	3,127,121
Total	33,486,487	8,139,156

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

Income Taxes

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a valuation allowance on our deferred tax assets as of December 31, 2023 and 2022 because we believe it is more likely than not that a majority of our deferred tax assets will not be realized as of this date.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2023 and 2022. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 9. Income Taxes.

Recent Accounting Pronouncements Issued But Not Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, with early adoptions permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

Note 4. Short-Term Investments

The objectives of the Company’s investment policy are to preserve principal, meet the Company's liquidity requirements and safeguard invested funds. Short-term investments consist of U.S. government securities and U.S. government agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

The following is a summary of short-term investments, which were classified as available-for-sale securities as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Fair Value
U.S. government securities	$33,213	$33,213
U.S. government agency securities	13,277	13,277
Total short-term investments	$46,490	$46,490

All of the Company's available-for-sale securities have a stated maturity of less than one year. The Company did not hold any short-term investments as of December 31, 2022.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022. Included within cash and cash equivalents on the consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,246	$—	$—	$4,246
Total cash equivalents	4,246	—	—	4,246

Short-term investments:
U.S. government securities	—	33,213	—	33,213
U.S. government agency securities	—	13,277	—	13,277
Total short-term investments	—	46,490	—	46,490

Total financial assets	$4,246	$46,490	$—	$50,736

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,296	$—	$—	$9,296
Total cash equivalents	9,296	—	—	9,296

Total financial assets	$9,296	$—	$—	$9,296

Note 6. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Prepaid insurance	$624	$823
Prepaid clinical	4,128	2,115
Prepaid other	185	143
Other current assets	90	28
Total prepaid expenses and other current assets	$5,027	$3,109

Accrued expenses and other liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Accrued compensation and related expenses	$2,003	$1,909
Accrued clinical	451	1,826
Accrued professional services	47	65
Accrued other	44	112
Total accrued expenses and other liabilities	$2,545	$3,912

Note 7. Goodwill

In 2022, the Company determined that the sustained decrease in our market capitalization constituted an indicator of impairment and as a result, a quantitative goodwill impairment test, utilizing the market approach, determined that the fair value of the reporting unit was below its carrying value and the goodwill was fully impaired.

The Company recorded an impairment of $48.6 million for the year ended December 31, 2022 for the full write-down of the goodwill recorded as part of the acquisition of Anelixis. No impairment was recorded for the year ended December 31, 2023.

Total

Balance as of December 31, 2021	$48,648
Impairments	(48,648)
Balance as of December 31, 2022	$—
Impairments	—
Balance as of December 31, 2023	$—

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $0.4 million for each of the years ended December 31, 2023 and 2022.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, that expires on December 31, 2024, as amended.

On November 4, 2021, the Company entered into an operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have remaining terms of approximately 12 months and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost(a)	$400	$403
(a) Includes variable operating lease expenses, which are immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$378	$387
Operating lease asset obtained in exchange for lease liability:
Operating lease	$—	$344
Remaining lease term
Operating lease	0.95 years	1.95 years
Discount rate
Operating lease	2.49%	2.49%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter (in thousands):

Year Ended December 31,
2023
2024	388
Total minimum lease payments	388
Less imputed interest	(5)
Present value of lease liabilities	383
Less current portion of operating lease liability	(383)
Non-current operating lease liability	$—

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during 2023 or 2022.

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

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement. The Company made a $0.1 million annual license maintenance fee in each of 2023 and 2022.

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

eGenesis, Inc. Collaboration Agreement

In September 2022, and subsequently amended in January 2023, Eledon executed a non-exclusive collaborative research agreement with eGenesis, Inc. (the “eGenesis Agreement”), under which eGenesis will gain access to tegoprubart for eGenesis’ ongoing preclinical research and development xenotransplant studies of human-compatible organs and cells for the treatment of organ failure. eGenesis will pay Eledon for supplies of tegoprubart based on the number of study days per animal needed for the eGenesis preclinical xenotransplant studies. The eGenesis agreement continues until September 2025, unless terminated earlier by either party.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2023 and 2022.

Note 9. Income Taxes

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Losses before income taxes:
U.S.	$(40,525)	$(88,159)
Non-U.S.	199	193
Total	$(40,326)	$(87,966)

The provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision (benefit) for income taxes	$—	$—

The Company is subject to income taxes under U.S. tax laws. The Company is subject to an Israeli corporate tax rate of 23% in 2020 and thereafter. The Company was subject to a blended U.S. tax rate (federal as well as state corporate tax) of 21% in 2023 and 2022.

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of a portion of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company has a valuation allowance on its deferred tax assets as of December 31, 2023.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	$(8,468)	$(18,473)
State income taxes, net of federal tax benefits	(1,097)	(2,678)
Tax credits	(972)	(1,046)
Stock-based compensation	728	986
Permanent items	9	3
State rate differential	32	274
NOL true-up	2	(337)
Other	566	114
Goodwill impairment	—	11,697
Change in valuation allowance	9,200	9,460
Total provision for income taxes	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Net operating loss carryforwards	$18,089	$15,230
Research and development tax credits	3,202	2,294
Accruals and reserves	475	452
Research expenditures	10,567	5,264
Stock-based compensation	3,085	2,874
Depreciation and amortization	1,319	1,595
Lease liability	91	179
Total deferred tax assets	36,828	27,888
Right-of-use asset	(87)	(178)
Acquired IPR&D	(7,682)	(7,787)
Total deferred tax liabilities	(7,769)	(7,965)
Less: valuation allowance	(30,811)	(21,675)
Net deferred tax liabilities	$(1,752)	$(1,752)

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$2,664	$1,469
Additions from tax positions taken in the current year	972	914
Additions from tax positions taken in prior years	—	281
Gross unrecognized tax benefits at the end of the year	$3,636	$2,664

The deferred income tax assets have been offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $9.1 million from December 31, 2022 to December 31, 2023. The net valuation allowance increased by $9.4 million from December 31, 2021 to December 31, 2022.

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

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $68.9 million and $56.8 million, respectively, available to reduce future taxable income. As of December 31, 2023 and 2022, the Company also has state net operating loss carryforwards of $30.1 million and $25.0 million, respectively. Both the federal and state net operating loss carryforwards incurred before 2018 begin expiring in 2035, if not utilized. The federal net operating losses incurred since 2018 of $68.0 million do not expire. The state net operating losses begin to expire in 2035. As of December 31, 2023 and 2022, the Company had Israeli net operating losses of $7.9 million, which carryforward indefinitely.

As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of approximately $4.0 million and $2.4 million, respectively. If not utilized, the carryforwards will begin expiring in 2036. As of December 31, 2023 and 2022, the Company has state research and development credit carryforwards or approximately $1.5 million and $1.2 million, respectively, which will begin expiring in 2030 if not utilized.

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

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022. The Company has not recorded any interest or penalties in 2023 or 2022.

Note 10. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares and 117,970 shares issued and outstanding at December 31, 2023 and 2022, respectively; and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares and 6,204 shares issued and outstanding at December 31, 2023 and 2022, respectively.

Each share of the Series X1 or X non-voting convertible preferred stock (the “Preferred Stock”) is convertible into 55.5556 shares of common stock, at the option of the holder at any time, subject to certain limitations, including, that the holder will be prohibited from converting the Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% or 9.9% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock or Series X1 Preferred Stock, respectively. The holder of the Preferred Stock is entitled to receive dividends on shares of the Preferred Stock equal (on an as-if-converted-to-common-stock basis and without regard to any beneficial ownership limitations) to and in the same form as dividends actually paid on shares of the common stock. No other dividends will be paid on shares of the Preferred Stock. In the event of any liquidation, dissolution or winding up, the holder of the Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Preferred Stock were fully converted to common stock, which amounts shall be paid pari passu with all holders of common stock. Shares of the Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of either series of outstanding Preferred Stock will be required to amend the terms of the such series.

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement (the "Prospectus") under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2023, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $12.3 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. During the years ended December 31, 2023 and 2022, no shares were sold under the Prospectus. This Form S-3 registration statement pursuant to which the ATM Program is registered will expire in May 2024, and no shares of common stock may be sold under the ATM Program after that date.

2021 Warrant Exchange Agreement

On September 21, 2021, the Company issued warrants exercisable for 298,692 shares of common stock in exchange for warrants exercisable for 5,376.456 shares of Series X1 Non-Voting Convertible Preferred Stock previously issued as part of the Anelixis merger. These Series X1 Non-Voting Convertible Preferred Stock warrants were replaced by Eledon for the outstanding warrants issued by Anelixis that were not settled upon completion of the merger.

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

On November 2, 2023, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 653,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the Securities Purchase Agreement. On November 6, 2023, the Company issued 653,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Common Stock Warrants

As of December 31, 2023, 21,564,302 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

The following table shows the warrants to purchase common stock activity:

	Roll Forward of Warrant Activity
	Private placement warrants	Pre-funded warrants	Warrants exchanged for Series X1 preferred stock	Total
Balance as of December 31, 2022	337,822	509,117	298,692	1,145,631
Issued	15,151,518	6,421,350	—	21,572,868
Exercised	—	(1,154,197)	—	(1,154,197)
Cancelled/Expired	—	—	—	—
Balance as of December 31, 2023	15,489,340	5,776,270	298,692	21,564,302

Preferred Stock Warrants

As of December 31, 2023, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2022	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	—
Balance as of December 31, 2023	50,207.419

Note 11. Stock-Based Compensation

Stock Option Plans

On June 21, 2023, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company’s common stock that may be delivered pursuant to all awards granted under the 2020 Incentive Plan by an additional 9,600,000 shares so that the new aggregate share limit under the 2020 Plan is 14,460,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from November 15, 2030 to April 26, 2033.

In 2023, the Company issued stock option awards to its employees with both time-based and performance-based vesting requirements totaling 7,381,857 stock options, with 1,476,372 of the granted stock options subject to the Company’s customary time-based vesting schedule. The remaining 5,905,485 stock options granted are subject to both customary time-based vesting requirements and performance-based vesting requirements that are based on the same clinical development milestones applicable to the second and third closings of the Private Placement as specified in the Securities Purchase Agreement. Further, for the performance-based stock options granted to senior management, upon such second and third closing, a full or prorated amount of each closing shall vest based on the percentage of funding received relative to the total funding opportunity represented by the purchasers' second and third closing subscription amounts. No specified clinical development milestones were achieved during the year ended December 31, 2023.

The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2023. The number of shares reserved for issuance under the 2020 Plan and ESPP was 3,093,742 and 24,077 shares, respectively, as of December 31, 2023.

The following table summarizes all option activity under the 2007 Plan, 2014 Plan, 2020 Plan and inducement grants:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
			(In years)
Outstanding as of January 1, 2022	4,213,977	$10.33	8.4	$—
Granted	1,267,700	3.81	—	—
Forfeited / Canceled	(263,644)	12.12	—	—
Outstanding as of December 31, 2022	5,218,033	$8.69	8.1	$—
Granted	11,026,451	2.10	—	—
Forfeited / Canceled	(862,631)	8.07	—	—
Outstanding as of December 31, 2023	15,381,853	$4.21	8.9	$235
Options vested and expected to vest as of December 31, 2023	9,476,369	$5.40	8.2	$235
Options exercisable as of December 31, 2023	4,065,023	$8.54	7.0	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. There was no aggregate intrinsic value of options exercised during the year ended December 31, 2023.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected stock price volatility	90.5%	83.9%
Risk-free interest rate	3.7%	2.0%
Expected life of options	6.08 years	6.27 years
Estimated dividend yield	0%	0%

The per share weighted average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $1.60 and $2.76, respectively.

Restricted Stock Units

The following table shows the RSU activity, as follows:

	Shares Issuable Under RSUs	Weighted Average Grant Date Fair Value
		(In years)
Outstanding as of January 1, 2022	20,000	$5.07
Granted	15,000	2.47
RSUs Vested	(20,000)	5.07
Forfeited / Canceled	—	—
Outstanding as of December 31, 2022	15,000	$2.47
Granted	—	—
RSUs Vested	(15,000)	2.47
Forfeited / Canceled	—	—
Outstanding as of December 31, 2023	—	$—

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2023 and 2022 was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022
Stock-based compensation classified as:
Research and development expense	$1,491	$3,230
General and administrative expense	5,054	4,923
Total stock-based compensation expense	$6,545	$8,153

As of December 31, 2023, total unrecognized stock-based compensation expense related to non-vested equity awards was $12.4 million, which is expected to be recognized over an estimated weighted-average period of 2.4 years.

Note 12. Subsequent Events

On January 30, 2024, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 600,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the Securities Purchase Agreement. On January 30, 2024, the Company issued 600,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.