Form 10-K/A
period 2023-12-31
Eledon Pharmaceuticals, Inc.
filed 2024-04-26
CIK 1404281

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”), unless the context requires otherwise, “Eledon”, the "Company", "we", "our", and "us" means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all of its wholly-owned subsidiaries.

This Amendment No. 1 amends the Annual Report on Form 10-K of Eledon Pharmaceuticals, Inc. for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original Report”). The Company is filing Amendment No. 1 to present the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2023. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Report is being amended and restated solely to include as exhibits the certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend, modify or update any other information set forth in the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our board of directors ("Board") currently consists of nine directors and is divided into three classes, with members of each class holding office for staggered three-year terms. As described in the biographical information below, a number of the members of our Board were associated with Anelixis Therapeutics, Inc. (“Anelixis”) prior to the combination of Eledon and Anelixis in September 2020 (the “Anelixis Transaction”).

The following table and biographical descriptions provide information regarding our directors as of the date of this Amendment No. 1.

Name	Age	Position(s)
Class I Director – term expiring at 2024 annual meeting of stockholders
Steven Perrin, Ph.D.	59	President, Chief Scientific Officer, Director
June Lee, M.D.	58	Director
Walter Ogier	67	Director
Class II Director – term expiring at 2025 annual meeting of stockholders
Keith A. Katkin	52	Chair of the Board
Allan D. Kirk, M.D., Ph.D., FACS	62	Director
John S. McBride	72	Director
Class III Director – term expiring at 2026 annual meeting of stockholders
David-Alexandre C. Gros, M.D.	51	Chief Executive Officer, Director
Jan Hillson, M.D.	71	Director
James Robinson	54	Director

Selected biographical information for each of our directors, including their principal occupation and employment and period of service as a director of Eledon, as well as information regarding the specific experience, qualifications, attributes or skills that led to the conclusion that each director listed below should serve as a member of the Board, are set forth below.

Class I Directors

Steven Perrin, Ph.D. has served as a member of our Board since September 2020, when he joined the Board in connection with the Anelixis Transaction. Dr. Perrin currently serves as our President and Chief Scientific Officer, a position he has held since September 2020. From January 2013 until joining Eledon, Dr. Perrin served as Chief Executive Officer of Anelixis. Dr. Perrin has been Executive Chairman of the ALS Therapy Development Institute since June 2010. Dr. Perrin also served as Chief Scientific Officer for the ALS Therapy Development Institute from January 2007 to August 2018. From November 2001 to December 2006, he served as Associate Director of Molecular Profiling for Biogen Idec. Dr. Perrin received his Bachelor of Science in Biology from Boston College in 1987 and his PhD in Biochemistry from Boston University School of Medicine in 1994. We believe Dr. Perrin is qualified to serve on our Board due to his strong scientific background, his extensive knowledge of the Company and experience in our industry.

June Lee, M.D. has served as a member of our Board since December 2020 and currently serves on our compensation committee, nomination and corporate governance committee and Chair of our science and technology committee. Dr. Lee currently is a venture partner at 5AM Ventures. From February 2021 to November 2021, Dr. Lee was founder and Chief Executive Officer at Esker Therapeutics, Inc. From January 2017 until June 2020, Dr. Lee was Chief Development Officer and Chief Operating Officer of MyoKardia, Inc., a clinical stage biotechnology company with a focus on precision cardiovascular medicines. At MyoKardia she built and led a world class development organization culminating in the company’s $13.1 billion acquisition by Bristol Myers Squibb in November 2020. Prior to MyoKardia from April 2011 to January 2017, Dr. Lee was Professor of Medicine at UCSF School of Medicine, where she served as Director of Translational Research and built the Catalyst Program, an internal accelerator at UCSF for early-stage technologies in therapeutics, devices, diagnostics, and digital health. She is also the founding chair of the University of California Drug, Device, Discovery and Development Group. Previously, from March 2004 to April 2011, she was therapeutic area head in early clinical development in cardiovascular, metabolism, respiratory, and infectious diseases at Genentech. Dr. Lee served on the board of CinCor Pharma, Inc., until it was acquired by Astra Zeneca in March 2023. Dr. Lee currently serves on the board of Tenya Therapeutics, Inc., Abivax, GenEdit and serves as the Chair of the board of Renasant Bio. Dr. Lee completed a Bachelor of Science in chemistry at the Johns Hopkins University, an M.D. at the School of Medicine at University of California, Davis, and her clinical training in internal medicine and pulmonary & critical care at UCLA and UCSF. We believe Dr. Lee is qualified to serve on our Board because of her extensive scientific background and leadership experience in the industry.

Walter Ogier has served as a member of our Board since September 2020, when he joined the Board in connection with the Anelixis Transaction. Mr. Ogier currently serves on our audit committee and compensation committee. Mr. Ogier served as the Chairman of Anelixis from September 2017 until September 2020. Mr. Ogier has more than 30 years of experience developing therapeutic medical products ranging from pharmaceuticals to medical devices, stem and immune cell therapies, and gene therapies. From December 2016 to June 2017, Mr. Ogier served as President and Chief Executive Officer of Regenacy Pharmaceuticals, LLC and from December 2016 through March 2020, he was a member of Regenacy Pharmaceuticals’ board of directors. Mr. Ogier has served on the board of directors of Biothera Pharmaceuticals, Inc. from 2014 through September 2020, on the board of managers of Thetis Pharmaceuticals LLC since January 2016, on the board of directors of Nemucore Medical Innovations, Inc. from January 2018 through April 2022, and on the board of directors of IRX Therapeutics Inc. from July 2018 until its acquisition by Brooklyn Immunotherapeutics LLC in November 2018. From 2001 to 2005, Mr. Ogier served as President, Chief Executive Officer and Director of Genetix Pharmaceuticals (now bluebird bio, Inc., Nasdaq: BLUE). From 2008 until its acquisition by Calgene Corporation in 2016, Mr. Ogier served as President, Chief Executive Officer and Director of Acetylon Pharmaceuticals. Finally, Mr. Ogier served as President, Chief Executive Officer and Director for Arbios Systems, Inc. (OTC: ABOS) from 2005 to 2007. Mr. Ogier received his Bachelor of Arts in Chemistry from Williams College in 1979 and an MBA from Yale School of Management in 1987. We believe Mr. Ogier is qualified to serve on our Board due to his many years of experience managing companies in the biopharmaceutical industry and his extensive knowledge of the Company.

Class II Directors

Keith A. Katkin has been a member and the Chair of our Board since May 2017 and currently serves as the Chair of our nominating and corporate governance committee. Mr. Katkin joined Eledon when it acquired Otic Pharma, Ltd in May 2017. Mr. Katkin served as the Principal Executive Officer and as a member of the board of directors of Urovant Sciences Ltd, a public biopharmaceutical company from September 2017 until March 2020. Mr. Katkin served as the President and Chief Executive Officer of Avanir Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2007 to 2016. Mr. Katkin led the growth and ultimate sale of Avanir to Otsuka Pharmaceutical Co., Ltd. for $3.5 billion. Mr. Katkin joined Avanir in 2005 as Senior Vice President of Sales and Marketing and a member of Avanir’s executive management team. Prior to joining Avanir, Mr. Katkin served as Vice President, Commercial Development for Peninsula Pharmaceuticals, Inc., a privately held biopharmaceutical company, playing a key role in the concurrent initial public offering and ultimate sale of the company to Johnson and Johnson. Additionally, Mr. Katkin’s employment experience includes leadership roles at InterMune, Inc., Amgen, Inc. and Abbott Laboratories. Mr. Katkin currently serves on the Board of Directors of Syndax Pharmaceuticals, Inc. and Emergent BioSolutions, Inc. Mr. Katkin previously served on the Board of Directors of Rigel Pharmaceuticals Inc., within the past five years. Mr. Katkin has an M.B.A. from the Anderson School of Business at UCLA and earned a B.S. in Business and Accounting from Indiana University. Mr. Katkin is also a certified public accountant. We believe Mr. Katkin is qualified to serve on our Board due to his experience at multiple public pharmaceutical companies and his extensive knowledge of the Company and experience in our industry.

Allan D. Kirk, M.D., Ph.D., FACS has been a member of our Board since October 2023 and currently serves on our science and technology committee. Dr. Kirk has served at Duke University since May 2014 as Chairman of the Department of Surgery and Surgeon-in-Chief at Duke University School of Medicine. Dr. Kirk is a principal investigator for multiple clinical trials, including the first-in-human experience with novel immunosuppressive agents. Dr. Kirk pioneered the use of co-stimulation pathway blockade to prevent organ rejection in transplant patients with his research focused on understanding transplant rejection and advancing improved therapies for transplant recipients. He has co-authored hundreds of peer-reviewed journal publications. Dr. Kirk is a member of the Duke Cancer Institute and is a core faculty member of the Duke Innovation & Entrepreneurship program. He also previously served as Editor-in-Chief for the American Journal of Transplantation and served as the inaugural Chief of the Transplantation Branch for the National Institute of Diabetes and Digestive and Kidney Diseases. Dr. Kirk earned an M.D. from Duke University School of Medicine, a Ph.D. from Duke University and a Bachelor of Science from Old Dominion University. We believe Dr. Kirk is qualified to serve on our Board due to his extensive scientific background and experience in our industry.

John S. McBride has been a member of our Board since May 2017 and currently serves on our nominating and corporate governance committee and serves as the Chair of our audit committee. Mr. McBride currently serves as President of Alliance Life Science Advisors, Inc., a consulting firm focused on assisting life science companies with strategic planning, business development and financing projects. Mr. McBride has been active with the firm during various periods over the last thirteen years. From August 2019 until March 2021, Mr. McBride was Chief Financial Officer of Cadent Therapeutics, Inc. Mr. McBride served as Tokai Pharmaceuticals’ Chief Operating Officer from February 2014 to May 2017 and as Tokai’s Chief Financial Officer from September 2016 to May 2017. Mr. McBride previously served as Tokai’s interim Chief Financial Officer from April 2014 until September 2014. Prior to joining Tokai, Mr. McBride founded and served as President of Alliance Life Science Advisors, Inc., where he was active from March 2012 until February 2014 and became active again beginning in June 2017 until August 2019. Prior to founding Alliance Life Science Advisors, Inc., Mr. McBride was an independent consultant from January 2009 until March 2012. In addition, Mr. McBride previously served as Executive Vice President and Chief Operating Officer of Gloucester Pharmaceuticals, Inc., Global Head of Oncology Licensing at Pharmacia Corporation, Executive Vice President, Business Operations and Chief Financial Officer at CytoTherapeutics, Inc., Vice President, Business Development and Treasurer at Phytera, Inc., Vice President, Commercial Development at Sparta Pharmaceuticals, Inc. and Vice President, Business Development at U.S. Bioscience, Inc. Mr. McBride holds a B.S. in Biochemistry and an M.S. in Chemical Engineering from the University of Wisconsin and an M.B.A from the Wharton School, University of Pennsylvania. We believe Mr. McBride is qualified to serve on our Board due to his extensive knowledge of the Company and our industry.

Class III Directors

David-Alexandre C. Gros, M.D. has been a member of our Board and the Company’s Chief Executive Officer since September 2020. Dr. Gros served as an advisor to Eledon since May 2020. He joined Eledon from Imbria Pharmaceuticals, Inc., a clinical-stage biotechnology company, where from May 2018, he was Co-Founder, Chief Executive Officer and served on its board of directors, including as Chairman. Prior to Imbria, Dr. Gros was President and Chief Operating Officer of Neurocrine Biosciences, Inc., Chief Business and Principal Financial Officer of Alnylam Pharmaceuticals, Inc., and Chief Strategy Officer of Sanofi, S.A. Before joining Sanofi, Dr. Gros held leadership positions in healthcare investment banking at Centerview Partners, LLC, and Merrill Lynch, Pierce, Fenner & Smith Inc., and in healthcare consulting at McKinsey & Company. He previously served on the Board of Directors of Eliem Therapeutics, Inc., a biotechnology company which he co-founded, and of Saint Jean Groupe, S.A., a French manufacturer of pasta products. Dr. Gros earned his Doctor of Medicine from The Johns Hopkins University School of Medicine, a Master of Business Administration from Harvard Business School, and a Bachelor of Arts from Dartmouth College. We believe Dr. Gros is qualified to serve on our Board due to his strong scientific background, his extensive knowledge of the Company and experience in our industry.

Jan Hillson, M.D. has served as a member of our Board since July 2021 and currently serves on our science and technology committee. Dr. Hillson has served as interim Chief Medical Officer of GlycoEra AG, a private company focused on precision degradation of extracellular proteins and is a partner at Cascadia Drug Development Group since February 2024. Dr. Hillson previously served as Senior Vice President of Clinical Development at Provention Bio, a clinical stage public company focused on debilitating and life-threatening immune-mediated disease from November 2021 to February 2024. From June 2019 to November 2021, Dr. Hillson served as Senior Vice President of Clinical Development at Alpine Immune Sciences. From December 2016 to June 2019, Dr. Hillson was Senior Vice President of Drug Development for ChemoCentryx, and, before that, served as Vice President of Clinical and Translational Research at Momenta Pharmaceuticals. Earlier in her career, she served in senior roles at ZymoGenetics/Bristol Myers Squibb and Xcyte Therapies. Dr, Hillson also served as a member of the Clinical Faculty at Harvard Medical School (Cambridge Health Alliance), Assistant Professor at the University of Washington, and Division Head at Virginia Mason Medical Center. Dr. Hillson is a licensed rheumatologist and continues to care for patients. She received her MD from Stanford School of Medicine, an MS from the California Institute of Technology, an MS in Marine Chemistry from Scripps Institute of Oceanography, and a BS from Michigan State University. We believe Dr. Hillson is qualified to serve on our Board due to her strong scientific background and experience in our industry.

James Robinson, has served as a member of the Board of Directors of Eledon Pharmaceuticals, Inc. since October 2023 and currently serves as the Chair of our compensation committee. Mr. Robinson has served as Chief Executive Officer and Director of A2 Biotherapeutics, Inc., a clinical stage private company focused on cell therapy for multi types of cancer since April 2024. Mr. Robinson previously served as Chief Executive Officer and Director of Urovant Sciences from March 2020 to July 2023, guiding the company through its first product launch, and subsequent acquisition by Sumitomo Dainippon Pharma. From April 2019 to March 2020, Mr. Robinson was President and Chief Operating Officer of Paragon Biosciences. From March 2018 to April 2019, Mr. Robinson served as President and COO of Alkermes. Prior to Alkermes, Mr. Robinson spent over 12 years at Astellas Pharma, one of the leaders in the field of solid organ transplant, where he served as President of the Americas and was responsible for approximately $4 billion in revenue generation. Mr. Robinson also serves on the Board of Directors of UroGen Pharma (Nasdaq: URGN) and Petauri Health. He previously served on the Board of Directors for Neos Therapeutics, Applied Genetic Technologies Corp. and Pharmaceutical Research and Manufacturers of America (PhRMA),

where he served as Chairman of PhRMA’s State Committee. He earned a Bachelor of Science in marketing from DePaul University. We believe Mr. Robinson is qualified to serve on our Board due to his experience at multiple public pharmaceutical companies and his extensive knowledge of the Company and experience in our industry.

EXECUTIVE OFFICERS

Each of our executive officers serves at the discretion of the Board. The determination as to which of our employees qualify as executive officers was made by the Board in accordance with the rules of the SEC. Biographical information for our executive officers as of the date of this Amendment No. 1 is set forth below. The following table identifies our current executive officers, their age, and their respective offices and positions as of the date of this Amendment No. 1.

Name	Age	Position(s)
David-Alexandre C. Gros, M.D.	51	Chief Executive Officer
Paul Little	60	Chief Financial Officer
Steven Perrin, Ph.D.	59	President and Chief Scientific Officer
Bryan Smith	45	General Counsel, Corporate Secretary and Chief Compliance Officer

Biographical information for David-Alexandre C. Gros and Steven Perrin is set forth above.

Paul Little has served as our Chief Financial Officer since March 2021. He has over 30 years of financial, operations, business strategy and leadership experience in global public companies. Before joining Eledon in March 2021, Mr. Little served as Chief Financial Officer of Sientra Inc., a medical aesthetics company that develops and sells medical aesthetics products to plastic surgeons, where he led finance, investor relations, information technology, and manufacturing from August 2018 to March 2021. During his tenure at Sientra, Mr. Little successfully led multiple public financing rounds while strengthening the balance sheet and driving organizational and operational efficiencies to accelerate revenue growth while improving cash flow. Prior to Sientra, Mr. Little served as Chief Operating Officer for Candela Medical (formerly Syneron-Candela) from October 2016 to September 2017, where he led the Company’s global supply chain and service organization and helped lead the execution of the growth strategy culminating in the sale of the company. Before Candela Medical, Mr. Little served as Vice President, Finance and Commercial Operations for Allergan PLC’s Medical Aesthetics division and as a key member of the senior leadership team, helping build Allergan into the global market leader for medical aesthetics. In this role, Mr. Little built the commercial finance, commercial operations and customer operations functions from the ground up and led the financial assessment and integration of over $3 billion in M&A activities. He joined Allergan from ConAgra Brands, and began his career in public accounting at KPMG. Mr. Little holds a B.A. in Business Economics from the University of California, Santa Barbara.

Bryan Smith has served as our General Counsel, Corporate Secretary and Chief Compliance Officer since April 2021. Prior to joining Eledon, Mr. Smith was General Counsel, Corporate Secretary, and Chief Compliance Officer of Urovant Sciences, a biopharmaceutical company focused on developing therapies for urological conditions, from April 2018 to April 2021. During his time at Urovant, Mr. Smith led the company through its initial public offering and its eventual sale for $681 million to Sumitovant (a wholly owned subsidiary of Sumitomo Dainippon Pharma). From August 2011 to April 2018, Mr. Smith held leadership roles at Allergan, serving as Associate Vice President and Senior Counsel and chief counsel to the company’s urology, neurology, aesthetics, and dermatology business units. Prior to joining Allergan, Mr. Smith was a litigator at Gibson, Dunn & Crutcher LLP. Mr. Smith received his B.A. in Political Science from Brigham Young University and his J.D. from the University of Southern California Law School. After graduating from law school, Mr. Smith was a law clerk to the Honorable Cormac J. Carney in the United States District Court for the Central District of California.

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

AUDIT COMMITTEE

We have a standing Audit Committee of the Board. Our Board has determined that each member of the Audit Committee—Messrs. McBride, Ogier and Robinson—is independent under the applicable rules of Nasdaq and each qualifies as an “audit committee financial expert” within the meaning of applicable SEC rules.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2023, consisting of our principal executive officer ("PEO") and the next two most highly compensated officers were:

•
David-Alexandre C. Gros, our Chief Executive Officer;
•
Steven Perrin, our President and Chief Scientific Officer; and
•
Paul Little, our Chief Financial Officer

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
David-Alexandre C. Gros, M.D.	2023	$559,478	$286,383	$1,686,802	$20,490	$2,553,153
Chief Executive Officer	2022	$532,503	$256,702	$310,538	$18,750	$1,118,493
Steven Perrin, Ph.D.	2023	$437,439	$175,619	$906,435	$21,090	$1,540,583
President and Chief Scientific Officer	2022	$417,052	$167,256	$445,679	$19,590	$1,049,577
Paul Little	2023	$441,448	$159,506	$699,132	$21,090	$1,321,176
Chief Financial Officer	2022	$421,051	$175,031	$445,679	$15,631	$1,057,392
(1)
The amounts reported for 2023 and 2022 represent bonuses earned in 2023 and 2022, and paid in February 2024 and 2023, respectively, based on the achievement of pre-established performance goals as determined by our Board.
(2)
These amounts represent the aggregate grant date fair value of awards for 2023 and 2022 computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. See Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 regarding assumptions underlying the valuation of equity grants.
(3)
Represents the value of the company-paid premiums for group term life insurance and 401(k) matching contributions.

Narrative to the Summary Compensation Table

The elements of the compensation program for our named executive officers include: annual base salary; an annual cash (non-equity) incentive; long-term equity awards; certain health, welfare and 401(k) plan benefits. Our named executive officers also have severance benefits in their respective employment agreements (see “Agreements with Named Executive Officers” below).

The compensation of our named executive officers is generally determined and approved at the beginning of each year or, if later, in connection with the commencement of employment of the executive, by our Board or the Compensation Committee.

In setting base salaries and bonus opportunities and granting equity incentive awards, our compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. As part of this process, Dr. Gros, as our Chief Executive Officer, prepares performance evaluations for the other executive officers and recommends annual salary increases, annual stock option awards and cash bonuses to the compensation committee. The Compensation Committee conducts a performance evaluation of Dr. Gros. Prior to approving compensation for our executive officers, the compensation committee consults with the full Board.

Base Salary

The 2023 annual base salaries for our named executive officers are set forth in the table below:

Name	2023 Base Salary
David-Alexandre C. Gros	$561,535
Steven Perrin	$439,047
Paul Little	$443,071

Non-Equity Incentive Compensation

Our Board adopted a formal executive bonus plan (“Performance Bonus Plan”) in February 2021. The purpose of the Performance Bonus Plan is to create a direct relationship between key business performance measurements and individual bonus amounts. The Performance Bonus Plan provides for bonus payments to each executive officer conditioned upon the achievement of certain performance goals established by the Compensation Committee, which may differ for each executive officer. Our Compensation Committee establishes such performance goals based on one or more established performance criteria relating to operational or financial performance.

Each executive officer is assigned a target bonus expressed as a percentage of their base salary.

•
For 2023, Dr. Gros's target performance bonus was 60% of his base salary.
•
For 2023, Dr. Perrin's target performance bonus was 50% of his base salary.
•
For 2023, Mr. Little's target performance bonus was 40% of his base salary.

The Compensation Committee may consider each named executive officer’s individual contributions towards reaching our annual corporate goals. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance, in each case pursuant to the terms of our Performance Bonus Plan and each executive officer’s employment agreement and offer letter.

The Board approved research and development, CMC manufacturing and financial corporate goals for 2023, with research and development and CMC manufacturing goals assigned 75% of the weighting and financial performance goals at 25% of the weighting. “Stretch” goals were also approved which provided a total potential bonus achievement of 150% of target for each executive.

In February 2024, the Compensation Committee recommended to the Board, and the Board subsequently determined, that the 2023 corporate goals had been achieved at an aggregate level of 85%, with the final bonus payment adjusted for attainment of individual performance goals. As a result, in February 2024, the Compensation Committee recommended and the Board approved, the following bonuses to our named executive officers for performance in 2023:

Name	2023 Non-Equity Incentive
David-Alexandre C. Gros	$286,383
Steven Perrin	$175,619
Paul Little	$159,506

Equity Compensation

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate employees, consultants, and directors, and encourages them to devote their best efforts to our business and financial success.

Our named executive officers and other employees will generally be provided annual equity awards.

In May 2023, we issued stock option awards to our named executive officers and other employees with both time-based and performance-based vesting requirements totaling 7,381,857 stock options, with 1,476,372 of the granted stock options subject to our customary time-based vesting schedule. The remaining 5,905,485 stock options granted are subject to both customary time-based vesting requirements and performance-based vesting requirements that are based on the same clinical development milestones applicable to the second ("Second Closing") and third closings ("Third Closing") of the Securities Purchase Agreement (the "Securities Purchase Agreement") entered into on April 28, 2023 with certain institutional and accredited investors (the "Purchasers") in connection with a private offering of securities (the “Private Placement”). In an initial closing (the “Initial Closing”) of the Securities Purchase Agreement on May 5, 2023, we issued an aggregate of 15,151,518 shares of our common stock or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”) and common stock warrants (the “Common Warrants”) exercisable for a five-year term, at an exercise price of $3.00 per share, into an aggregate of 15,151,518 share of common stock (or Pre-Funded Warrants in lieu thereof). Pursuant to the Second Closing, upon the satisfaction (or waiver) of specified clinical development milestones and volume weighted average share price levels and trading volume conditions set forth in the Securities Purchase Agreement, we are required to issue an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants in lieu thereof) to the Purchasers, subject to customary adjustments. Pursuant to the Third Closing, upon the satisfaction (or waiver) of specified clinical development milestones and volume weighted average share price levels and trading volume conditions set forth in the Securities Purchase Agreement, we are required to issue an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants in lieu thereof) to the Purchasers, subject to customary adjustments.

In December 2023, we amended the performance-based vesting requirements with our named executive officers and other employees that upon the Second Closing and Third Closing, a full or prorated amount of each closing installment shall vest based on the percentage of funding received relative to the total funding opportunity represented by the Purchasers' Second Closing and Third Closing subscription amounts. The December amendments had the practical effect of making the vesting conditions more difficult to achieve. No specified clinical development milestones were achieved during the year ended December 31, 2023.

Other Compensation

Our named executive officers are eligible to participate, on the same basis as our other employees, in our employee benefit plans, including our medical, dental, vision, life and disability plans, and our 401(k) plan. We generally do not provide our named executive officers with perquisites or other personal benefits.

401(k) Plan

We maintain a 401(k) plan for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).

The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $22,500 for calendar year 2023. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2023 was up to an additional $7,500 above the statutory limit. We make matching contributions into the 401(k) plan on behalf of participants, matching 100% of participant contributions up to 6% of eligible compensation. Matching contributions vest immediately.

Agreements with Named Executive Officers

Employment Agreements

Each of our executive officers has an employment agreement that provides severance benefits in the event of certain qualifying terminations of employment, subject to the executive’s execution of a waiver and release of claims in favor of the Company and the existence of a proprietary information and inventions agreement between the executive and the Company.

Employment Agreement with Dr. Gros

We entered into an employment agreement with Dr. Gros on September 9, 2020, or the Gros employment agreement, under which Dr. Gros serves as our Chief Executive Officer. The Gros employment agreement provides that Dr. Gros is an at-will employee, sets forth his initial base salary of $500,000, and his eligibility to participate in employee benefit plans and programs generally available to other senior executives, as in effect from time to time. Under the Gros employment agreement, Dr. Gros is entitled to participate in our annual incentive plan described above, under which Dr. Gros’s target annual incentive bonus is 60% of his annual base salary, subject to achievement of key performance indicators as determined by our Board in consultation with Dr. Gros.

Subject to the satisfaction of certain performance-related goals set forth in his employment agreement, Dr. Gros will be eligible to receive a performance bonus in the amount of $10,000,000, payable at the election of the Company in cash, common stock or in a combination of cash and common stock. As described in more detail below, Dr. Gros is also eligible to receive a grant of additional shares of common stock (which may be satisfied with a payment in cash in lieu of stock) that in the aggregate shall be equal to one percent of the total number of shares of common stock on a fully-diluted basis, subject to terms and conditions set forth in his employment agreement, as amended and described below.

Pursuant to the terms of the Gros employment agreement, if Dr. Gros’s employment is terminated for cause (as defined in his employment agreement) or by Dr. Gros without good reason (as defined in his employment agreement), Dr. Gros will receive (i) his base salary accrued through the date of termination, (ii) unpaid expense reimbursements, and (iii) any vested benefits under the employee benefit plans of the Company (the “vested compensation”). Pursuant to the terms of the Gros employment agreement, if Dr. Gros’s employment is terminated by the Company without cause (as defined in his employment agreement) or by Dr. Gros for good reason (as defined in his employment agreement), Dr. Gros will receive the vested compensation, and, subject to Dr. Gros’s execution of a release in favor of the Company, Dr. Gros will be entitled to receive: (i) an amount equal to twelve months of base salary, (ii) a pro rata portion of Dr. Gros’s annual target bonus for the year in which termination of service occurs, (iii) credit for an additional twelve months of vesting under all outstanding equity awards that are subject to time-based vesting criteria, and (iv) up to 12 months of health insurance reimbursement under COBRA. In the event that Dr. Gros’ employment is terminated without cause or for good reason within 90 days before or twelve months after a change in control of the Company (as defined in his employment agreement), in lieu of the severance payments and benefits described in the preceding sentences and subject to Dr. Gros’ execution of a release in favor of the Company, Dr. Gros will be entitled to receive, in addition to the vested rights: (i) an amount equal to 1.5 times his annual base salary and annual target bonus, (ii) full acceleration of vesting of all equity awards subject to time-based vesting criteria, and (iii) up to 18 months of health insurance reimbursement under COBRA.

On April 27, 2023, we entered into a letter agreement with Dr. Gros that amends his current employment agreement. Pursuant to the letter agreement, Dr. Gros remains entitled to a $10,000,000 performance bonus; however, the letter agreement entitles Dr. Gros to a pro-rata portion of his performance bonus in the event that his employment is terminated for any reason other than by the Company for cause and our market value at the time of termination of employment is equal to or greater than $600 million, but less than $1 billion. The threshold performance bonus payment is $6,000,000 at a $600 million market value and increases up to the maximum $10,000,000 bonus payable at a $1 billion market value using linear interpolation. The amendment also provides that market value is calculated by taking into account the total value of all securities treated as equity securities in the Company’s financial statements (“Market Value”).

In addition, the amendment provides for a retention bonus upon the earlier to occur of (i) a termination of his employment other than for cause, (ii) a change in control of the Company during the term of his employment, and (iii) July 31, 2026 (the earliest date to be the “Retention Bonus Date”). The retention bonus will be paid in cash or stock in an amount equal to the product of 761,589 multiplied by the difference between the fair market value of our common stock on the

Retention Bonus Date over the fair market value of our common stock at the time of the Initial Closing of the Private Placement. The common stock price used to calculate the retention bonus, however, will be limited to a maximum of $9.00.

The amendment also provides for vesting acceleration of Dr. Gros’ outstanding equity awards. If Dr. Gros’ employment is terminated by the Company without cause or by him for good reason, subject to his execution of the release contemplated by his employment agreement, any then-unvested and outstanding performance-based equity awards will now (1) remain outstanding and eligible to vest if the applicable performance conditions are satisfied during the 12 months following such termination of employment, and (2) the term of such performance-based options will be extended until the earlier of (A) 90 days after the performance conditions are achieved and (B) the normal expiration date of such performance-based options. If Dr. Gros’ employment is terminated without cause or for good reason in connection with a change in control of the Company, subject to his execution of the release contemplated by his employment agreement, any then-unvested and outstanding performance-based equity awards will become fully vested at the target performance level.

Finally, the letter agreement modifies Dr. Gros’ rights to receive a grant of additional shares equal to one percent of the total number of shares of common stock on a fully-diluted basis. Dr. Gros will be eligible to receive a proportionate grant of common stock that will be equal to one percent of the fully diluted shares of common stock, upon the first occurrence of (i) the exercise of a majority of the Tranche C Warrants or Pre-Funded Warrants held by the largest holder of such warrants on the initial closing of the Private Placement and (ii) the first date that is six months after the date on which topline data for the Company’s kidney transplantation phase 2 trial (K207) is available to the Company and where the Company’s Market Value is equal to or greater than $900 million for a period of 20 consecutive calendar days. Dr. Gros will be entitled to such new incentive shares if either of the above conditions are satisfied at any time during the term of his employment agreement or within 12 months following a termination of his employment without cause or for good reason.

Employment Agreement with Dr. Perrin

We entered into an employment agreement with Dr. Perrin on September 14, 2020, or the Perrin employment agreement, under which Dr. Perrin serves as our President and Chief Scientific Officer. The Perrin employment agreement provides that Dr. Perrin is an at-will employee, sets forth his initial base salary of $400,000, and his eligibility to participate in employee benefit plans and programs generally available to other senior executives, as in effect from time to time. Dr. Perrin is entitled to participate in our annual incentive plan described above, under which Dr. Perrin’s target annual incentive bonus is 50% of his annual base salary, subject to achievement of key performance indicators as determined by our Board in consultation with Dr. Perrin.

Pursuant to the terms of the Perrin employment agreement, if Dr. Perrin’s employment is terminated for cause (as defined in his employment agreement) or by Dr. Perrin without good reason (as defined in his employment agreement), Dr. Perrin will receive (i) his base salary accrued through the date of termination, (ii) unpaid expense reimbursements, and (iii) any vested benefits under the employee benefit plans of the Company (the “vested compensation”). Pursuant to the terms of his employment agreement, if Dr. Perrin’s employment is terminated by the Company without cause (as defined in his employment agreement) or by Dr. Perrin for good reason (as defined in his employment agreement), Dr. Perrin will receive the vested compensation. Additionally, subject to Dr. Perrin’s execution of a release in favor of the Company, Dr. Perrin will be entitled to receive either: (i) an amount equal to 1.5 times his base salary payable over eighteen months if Dr. Perrin’s employment is terminated before the first anniversary of the effective date of the employment agreement, or (ii) an amount equal to 1.0 times his base salary payable over twelve months if Dr. Perrin’s employment is terminated after the first anniversary of the effective date of the employment agreement. Dr. Perrin will also be entitled to receive (i) acceleration of vesting of the equity awards initially granted to him under his employment agreement, and (ii) up to 12 months of health insurance reimbursement under COBRA. In the event that Dr. Perrin’s employment is terminated without cause, or Dr. Perrin terminates his employment for good reason, in either case within 30 days before or twelve months after a change in control, in lieu of the severance payments and benefits described in the preceding sentences and subject to Dr. Perrin’s execution of a release in favor of the Company, Dr. Perrin will be entitled to receive the vested compensation, as well as: (i) an amount equal to 1.0 times his base salary and annual target bonus for the year in which termination occurs, (ii) full acceleration of all equity awards subject to time-based vesting, and (iii) up to 18 months of health insurance reimbursement under COBRA.

On April 27, 2023, we entered into a letter agreement with Dr. Perrin amending his employment agreement. Dr. Perrin’s employment agreement amendment provides for a retention bonus upon the earlier to occur of (i) a termination of his employment other than for cause, (ii) a change in control of the Company during the term of his employment, and (iii) July 31, 2026 (the earliest date to be the “Retention Bonus Date”). The retention bonus will be paid in cash or stock in an amount equal to the product of 327,350 multiplied by the difference between the fair market value of our common stock on the Retention Bonus Date over the fair market value of our common stock at the time of the Initial Closing of the Private Placement. The common stock price used to calculate the retention bonus, however, will be limited to a maximum of $9.00.

Employment Agreement with Mr. Little

We entered into an employment agreement with Mr. Little on March 15, 2021, or the Little employment agreement, under which Mr. Little serves as our Chief Financial Officer. The Little employment agreement provides that Mr. Little is an at-will employee, sets forth his initial base salary of $410,000, and his eligibility to participate in employee benefit plans and programs generally available to other senior executives, as in effect from time to time. Mr. Little is entitled to participate in our annual incentive plan described above, under which Mr. Little’s target annual incentive bonus is 40% of his annual base salary, subject to achievement of key performance indicators as determined by our Board in consultation with Mr. Little.

Pursuant to the terms of the Little employment agreement, if Mr. Little’s employment is terminated for cause (as defined in his employment agreement) or by Mr. Little without good reason (as defined in his employment agreement), Mr. Little will receive (i) his base salary accrued through the date of termination, (ii) unpaid expense reimbursements, and (iii) any vested benefits under the employee benefit plans of the Company (the “vested compensation”). Pursuant to the terms of his employment agreement, if Mr. Little’s employment is terminated by the Company without cause (as defined in his employment agreement) or by Mr. Little for good reason (as defined in his employment agreement), Mr. Little will receive the vested compensation. Additionally, subject to Mr. Little’s execution of a release in favor of the Company, Mr. Little will be entitled to receive (i) an amount equal to 9 months of his base salary, payable over 9 months, (ii) accelerated vesting of the portion of all outstanding equity awards subject to time-based vesting that would have vested and become exercisable during the 9-month period following Mr. Little’s termination of employment, and (iii) up to 9 months of health insurance reimbursement under COBRA. In the event Mr. Little’s employment is terminated by the Company without cause (other than by reason of death or disability) or if Mr. Little resigns for good reason, in either event in connection with a change in control, Mr. Little shall be entitled to receive in lieu of the benefits described in the preceding sentences, and subject to Mr. Little’s execution of a release in favor of the Company, the vested compensation, as well as: (i) an amount equal to 1.0 times his base salary and annual target bonus for the year in which termination occurs, (ii) full acceleration of all equity awards subject to time-based vesting, (iii) payment equal to the greater of either Mr. Little’s annual target incentive bonus for the year in which the termination occurs or the annual target incentive bonus paid to Mr. Little with respect to the calendar year immediately preceding the calendar year during which the termination occurs, payable in a single lump sum, and (iv) up to 12 months of health insurance reimbursement under COBRA.

Outstanding Equity Awards at Fiscal Year End 2023

The following table sets forth information regarding outstanding equity awards held by our named executive officers during the year ended of December 31, 2023.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price	Option Expiration Date
David-Alexandre C. Gros, M.D.	—	383,299	(2)	1,533,197	$2.30	05/01/2033
	—	300,000	(3)		$3.08	02/01/2033
	70,400	83,200	(4)		$3.97	02/01/2032
	47,250	60,750	(5)		$3.97	02/01/2032
	825,054	190,398	(6)		$9.00	09/08/2030
Steven Perrin, Ph.D.	—	317,147	(2)	1,268,586	$2.30	05/01/2033
	—	155,000	(3)		$3.08	02/01/2033
	67,813	87,187	(5)		$3.97	02/01/2032
	436,467	—			$9.00	09/13/2030
	606,316	—			$6.85	09/08/2030
	142,833	—			$8.91	01/29/2030
	118,097	—			$8.91	01/29/2030
	61,831	—			$8.91	01/29/2030
Paul Little	—	198,126	(2)	792,503	$2.30	05/01/2033
	—	155,000	(3)		$3.08	02/01/2033
	67,813	87,187	(5)		$3.97	02/01/2032
	110,000	50,000	(7)		$13.94	03/15/2031

(1)
Represents the following numbers of shares of common stock potentially issuable upon the exercise of options granted to each of the following individuals, in each case, as a performance-based stock option: (i) 1,533,197 to Dr. Gros; (ii) 1,268,586 to Dr. Perrin; and (iii) 792,503 to Paul Little. The performance-based stock options are subject to performance-based vesting requirements that are based on the same clinical development milestones applicable to the Second and Third Closings in the Private Placement. Further, upon such Second Closing and Third Closing, a full or prorated amount of each closing installment shall vest based on the percentage of funding received relative to the total funding opportunity represented by the Purchasers' Second Closing and Third Closing subscription amounts.
(2)
This option will vest as to 25.000% of the shares underlying the option on May 1, 2024 and vests as to an additional 6.25% of the shares underlying the option on the 1st day of each quarter thereafter through May 1, 2027.
(3)
This option will vest as to 25.000% of the shares underlying the option on February 1, 2024 and vests as to an additional 6.250% of the shares underlying the option on the 1st day of each quarter thereafter through February 1, 2027.
(4)
This option will vest as to 25.000% of the shares underlying the option on February 1, 2023 and vests as to an additional 1/48th of the shares underlying the option on the 1st day of each month thereafter through February 1, 2026.
(5)
This option will vest as to 25.000% of the shares underlying the option on February 1, 2023 and vests as to an additional 6.250% of the shares underlying the option on the 1st day of each quarter thereafter through February 1, 2026.
(6)
This option vests as to 25.000% of the shares underlying the option on September 9, 2021 and vests as to an additional 2.083% of the shares underlying the option on the 9th day of each month thereafter through September 9, 2024.
(7)
This option vests as to 25.000% of the shares underlying the option on March 15, 2022 and vests as to an additional 6.250% of the shares underlying the option on the 15th day of each quarter thereafter through March 15, 2025.

DIRECTOR COMPENSATION

2023 Non-Employee Director Compensation Policy

Our Board has approved a compensation policy for our non-employee directors that is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Under our non-employee director compensation policy, we pay each of our non-employee directors a cash retainer for service on the Board and for service on each committee on which the director is a member. The Board Chair and chair of each committee receives an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our Board.

Cash Compensation

Based on a review of compensation practices, the Board has approved the following compensation for non-employee directors:

	2023
Name	Member Annual Service Retainer	Chairperson Annual Service Retainer
Board of Directors	$42,000	$183,750
Audit Committee	$10,500	$21,000
Compensation Committee	$7,875	$15,750
Nominating and Corporate Governance Committee	$5,250	$10,500
Science and Technology Committee	$7,875	$15,750

Equity Compensation

Our non-employee director compensation plan provides for (i) an initial equity grant of 150,437 stock options, which vest ratably over two years, subject to the director’s continued service on our Board, and (ii) annual equity grants of 20,000 stock options, which vest after one year, subject to the director’s continued service as a director.

In 2023, annual equity grants of 20,000 stock options were issued to each non-employee director of our Board.

In May 2023, we issued additional stock option awards to our then serving non-employee directors in connection with our entry into the Securities Purchase Agreement described above. These additional stock option grants have a two-year vesting schedule (as opposed to our normal annual grant vesting schedule of one-year), and were issued as additional compensation in light of the consummation of the transactions contemplated by the Securities Purchase Agreement.

Expense Reimbursement

Directors have been and will continue to be reimbursed for expenses directly related to their activities as directors, including attendance at Board and committee meetings.

Fiscal Year 2023 Director Compensation Table

The compensation provided to our non-employee directors in 2023 is enumerated in the table below. The table excludes David-Alexandre C. Gros, M.D., our Chief Executive Officer, and Steve Perrin, Ph.D, our President and Chief Scientific Officer, both of whom served as executive officers in 2023. Neither Dr. Gros nor Dr. Perrin received any compensation for serving as a director in 2023.

The following table sets forth information regarding compensation earned by our non-employee directors during for the year-ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total Compensation
Keith A. Katkin(2)	$183,750	$1,332,880	$1,516,630
Jan Hillson, M.D.(2)	$49,875	$303,567	$353,442
Allan D. Kirk, M.D., Ph.D., FACS(2,3)	$14,069	$184,729	$198,798
June Lee, M.D.(2)	$70,875	$303,567	$374,442
Gary Lyons(2,4)	$34,125	$303,567	$337,692
John S. McBride(2)	$68,250	$303,567	$371,817
Walter Ogier(2)	$68,250	$303,567	$371,817
James Robinson(2,5)	$17,063	$184,729	$201,792
(1)
The dollar amounts in this column represent the grant date fair value of the stock options granted during 2023. These amounts have been calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, Compensation – Stock Compensation, and, with respect to stock options, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 regarding assumptions underlying the valuation of equity awards. These amounts do not necessarily correspond to the actual value that may be recognized from the stock options by the applicable directors. Amounts reported include the value of the May 2023 grants described above that were made in connection with the transactions entered into under the Securities Purchase Agreement.
(2)
As of December 31, 2023, each non-employee director held the following number of outstanding and unexercised options: Mr. Katkin 1,124,272 options, Dr. Hillson 230,437 options, Dr. Kirk 150,437 options, Dr. Lee 230,437 options, Mr. Lyons 257,898, Mr. McBride 259,742 options, Mr. Ogier 438,221 options and Mr. Robinson 150,437 options.
(3)
Dr. Kirk was appointed to the Board effective October 2, 2023.
(4)
Mr. Lyons retired from the Board effective June 21, 2023.
(5)
Mr. Robinson was appointed to the Board effective October 1, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information about our equity compensation plans as of December 31, 2023. As of December 31, 2023, we had four equity compensation plans, each of which was approved by our stockholders: our 2007 Stock Incentive Plan or 2007 Plan, our 2014 Stock Incentive Plan, or 2014 Plan, our 2020 Incentive Plan or 2020 Plan, and our 2014 Employee Stock Purchase Plan, or 2014 ESPP. The Company intends for the 2020 Plan to be its primary stock compensation plan in the future. The 2014 Plan was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2007 and 2014 Plan as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,364,866	(1)	$3.13	3,117,819	(2)
Equity compensation plans not approved by security holders	4,016,987	(3)	$7.03	—
Total	15,381,853		$4.21	3,117,819
(1)
Consists of (i) 1,151 shares to be issued upon exercise of outstanding options under our 2007 Plan as of December 31, 2023; (ii) 32,452 shares to be issued upon exercise of outstanding options under our 2014 Plan as of December 31, 2023; and (iii) 11,331,263 shares to be issued upon exercise of outstanding options under our 2020 Plan as of December 31, 2023.
(2)
Consists of (i) 3,093,742 shares that remained available for future issuance under our 2020 Plan as of December 31, 2023 and (ii) 24,077 shares that remained available for future issuance under our 2014 ESPP as of December 31, 2023. The 2014 ESPP has been frozen since 2017. No shares remained available for future issuance under the 2007 Plan and 2014 Plan as of December 31, 2023.
(3)
Consists of (i) 1,225,568 shares to be issued upon exercise of outstanding options assumed in the Anelixis Transaction and (ii) 2,791,419 shares to be issued upon exercise of outstanding options to individuals that were not previously our employees or directors, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2024 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•
each of our current directors;
•
our named executive officers; and
•
all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options, restricted stock unit awards or warrants that are currently exercisable or will become exercisable within 60 days after March 31, 2024 are considered outstanding and beneficially owned by the person holding the options, restricted stock units or warrants for the purpose of calculating the percentage ownership of that person, but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, to our knowledge, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to applicable community property laws. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 24,813,130 shares of our common stock outstanding as of March 31, 2024. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with BVF Partners L.P.(1)	4,326,710	17.4%
Armistice Capital Master Fund Ltd.(2)	2,456,500	9.9%
ALS Therapy Development Institute (3)	1,325,585	5.3%
Named Executive Officers and Directors:
Steven Perrin, Ph.D.(4)	1,581,457	6.0%
David-Alexandre C. Gros, M.D.(5)	1,276,556	4.9%
Keith A. Katkin(6)	748,857	2.9%
Walter Ogier(7)	363,003	1.4%
Paul Little(8)	315,158	1.3%
Bryan Smith(9)	279,563	1.1%
John S McBride(10)	183,373	*
June Lee, M.D.(11)	155,219	*
Jan Hillson, M.D.(11)	155,219	*
Allan D. Kirk, M.D., Ph.D., FACS	-	*
James Robinson	-	*
All executive officers and directors as a group (11 persons)(12)	5,058,405	16.9%
(1)
Based on information provided in a Schedule 13G/A filed by Biotechnology Value Fund LP (“BVF”) on February 14, 2024. According to the Schedule 13G/A, (i) BVF and BVF I GP LLC have shared voting and shared dispositive power over 2,330,418 shares of our common stock, (ii) Biotechnology Value Fund II, L.P. and BVF II GP LLC have shared voting and shared dispositive power over 1,812,558 shares of our common stock, (iii) Biotechnology Value Trading Fund OS LP and BVF Partners OS Ltd. have shared voting and shared dispositive power over 145,029 shares of our common stock, (iv) BVF GP Holdings LLC has shared voting and shared dispositive power over 4,142,976 shares of our common stock, and (v) BVF Partners L.P., BVF Inc. and Mark N. Lampert have shared voting and shared dispositive power over 4,326,710 shares of our common stock. The shares reported in the table above do not include shares of common stock issuable upon conversion of non-voting convertible preferred, pre-funded warrants and warrants held by certain of the foregoing entities. The non-voting convertible preferred stock and warrants are each subject to a beneficial ownership limitation of 9.99%, which does not permit the foregoing entities to convert or exercise that portion of the non-voting convertible preferred stock, pre-funded warrants or warrants, as applicable, that would result in the entities owning, after conversion or exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The address of BVF is 44 Montgomery St., 40th Floor, San Francisco, California 94104.
(2)
Based on information provided in a Schedule 13G filed by Armistice Capital Master Fund on February 14, 2024. According to the Schedule 13G/A, Armistice Capital, LLC and Steven Boyd have shared voting and shared dispositive power over 2,442,742 shares of our common stock. Information in the table also includes additional shares of common stock issuable upon exercise of pre-funded warrants held by Armistice Capital Master Fund Ltd. up to a beneficial ownership limitation of 9.99%. The shares reported in the table above do not include additional shares of common stock issuable upon exercise of such pre-funded warrants to the extent such exercise that would result in the entity owning, after exercise, a number of shares of common stock in excess of the 9.99% beneficial ownership limitation. The address of Armistice Capital Master Fund is 510 Madison Avenue, 7th Floor, New York, New York 10022.
(3)
Based on information available to the Company. The address of ALS Therapy Development Institute is 300 Technology Square, Suite 400, Boston, MA 02139.
(4)
Consists of (i) 1,000 shares of common stock and (ii) 1,580,457 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.

(5)
Consists of (i) 9,000 shares of common stock and (ii) 1,267,556 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.
(6)
Consists of (i) 677 shares of common stock and (ii) 748,180 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.
(7)
Consists of 363,003 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.
(8)
Consists of (i) 10,000 shares of common stock and (ii) 305,158 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.
(9)
Consists of 279,563 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.
(10)
Consists of 183,373 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.
(11)
Consists of 155,219 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.
(12)
Consists of (i) 20,677 shares of common stock and (ii) 5,037,728 shares of common stock underlying options that are exercisable as of March 31, 2024 or will become exercisable within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Policies and Procedures for Related Person Transactions

Our Board has adopted a written related person transaction policy to set forth policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of the our total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

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

Related Person Transactions

We have not been a party to any transaction since January 1, 2022 in which the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two years, and in which any of our directors, executive officers, nominees for director or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest that is reportable pursuant to Item 404(a) of Regulation S-K.

DIRECTOR INDEPENDENCE

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 5605(d)(2) of the Nasdaq Listing Rules. Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 5605(d)(2) of the Nasdaq Listing Rules, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board undertook a review of the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of Drs. Lee, Hillson and Kirk and Messrs. Ogier, Katkin, McBride and Robinson is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules). The Board also determined that Gary L. Lyons, who retired from our Board in June 2023, was an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules during his service in 2023. Dr. Gros is not an independent director under Rule 5605(a)(2) because he is our Chief Executive Officer. Dr. Perrin is not an independent director under Rule 5605(a)(2) because he is our President and Chief Scientific Officer.

Our Board also determined that John S. McBride, James Robinson and Walter Ogier who currently serve on our audit committee, satisfy the independence standards for audit committees established by the SEC and the Nasdaq Listing Rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In addition, our Board determined that June Lee, Walter Ogier and James Robinson, who currently serve on our compensation committee, satisfy the enhanced independence standards for compensation committees established by Rule 5605(d)(2) of the Nasdaq Listing Rules. In making such determinations, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services.

Audit Fees and Services

KMJ Corbin & Company LLP ("KMJ") was our independent registered public firm for the years ended 2023 and 2022. The following table summarizes the fees KMJ billed to us for each of the last two fiscal years. All of such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2023	2022
Audit Fees(1)	$192,655	$110,741
Total Fees	$192,655	$110,741
(1)
Audit fees consist of fees for the audit of our annual financial statements, the review of the interim financial statements and other services provided in connection with regulatory filings or engagements.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements:

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes are set forth beginning on page F-1 immediately following the signature page of the Original Report.

(2)
Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II, Item 8. Financial Statements and Supplementary Data of the Original Report.

(3)
Exhibits:

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed with	Filed
		Form	File No.	Exhibit	Filing Date	Original Report	Herewith

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.4	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities	10-K	001-36620	4.5	March 31, 2021

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 1, 2023

4.7	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	001-36620	4.2	May 1, 2023

10.1	Open Market Sales Agreement by and between the Registrant and Jefferies, LLC dated March 30, 2021	10-K	001-36620	1.1	March 31, 2021

10.2	Securities Purchase Agreement, dated April 28, 2023	8-K	001-36620	10.1	May 1, 2023

10.3	Registration Rights Agreement, dated April 28, 2023	8-K	001-36620	10.2	May 1, 2023

10.4*	Form of Indemnification Agreement to be entered into with each of the directors and officers of Eledon	8-K	001-36620	10.1	September 21, 2023

10.5	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.6	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.7	Second Amendment to Lease Agreement, dated May 3, 2021, by and between Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.13	March 24, 2022

10.8	Sublease Agreement, dated as of November 4, 2021, by and between Corporate Technologies, Inc. and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.14	March 24, 2022

10.9*	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.10*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.11*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.12*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.13*	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.3	May 1, 2023

10.14*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.15*	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.4	May 1, 2023

10.16*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

10.17*	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended	8-K	001-36620	10.1	June 22, 2023

10.18*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.12	March 24, 2022

10.19	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020	10-Q	001-36620	10.1	August 11, 2022

10.20	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020	10-Q	001-36620	10.2	August 11, 2022

10.21	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018	10-Q	001-36620	10.3	August 11, 2022

10.22*	Form of Stock Option Agreement, dated May 1, 2023, between Eledon Pharmaceuticals, Inc. and each of David-Alexandre C. Gros, M.D., Steve Perrin, Ph D. and Paul Little	10-K	001-36620	10.22	March 28, 2024	X

10.23*	Form of Amendment to Stock Option Agreement, dated December 30, 2023, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D. and Paul Little	10-K	001-36620	10.23	March 28, 2024	X

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Incentive Compensation Recoupment Policy	X

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as INLINE XBRL and contained in Exhibit 101	X

*	Indicates a management contract or compensatory plan

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

Eledon Pharmaceuticals, Inc.
Date: April 26, 2024	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)