Form 10-Q
period 2024-03-31
Eledon Pharmaceuticals, Inc.
filed 2024-05-15
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36620

ELEDON PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19800 MacArthur Blvd., Suite 250 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 238-8090

Registrant’s telephone number, including area code

19900 MacArthur Boulevard, Suite 550, Irvine, California 92612

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

As of May 10, 2024 there were 38,506,614 shares of the Registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Quarterly Report on Form 10-Q are forward looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” “will,” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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
•
There is substantial doubt as to our ability to continue as a going concern if we are unable to raise additional capital to finance our operations. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
•
Issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities as well as shares and warrants issued or issuable in connection with our recent private placement transactions, could result in significant dilution and could cause our stock price to fall.
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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,655	$4,612
Short-term investments	37,207	46,490
Prepaid expenses and other current assets	5,115	5,027
Total current assets	47,977	56,129
Operating lease asset, net	270	365
In-process research and development	32,386	32,386
Other assets	185	186
Total assets	$80,818	$89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,864	$967
Current operating lease liabilities	284	383
Accrued expenses and other liabilities	2,099	2,545
Total current liabilities	4,247	3,895
Deferred tax liabilities	1,752	1,752
Total liabilities	5,999	5,647

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 24,813,130 and 24,213,130 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25	24
Additional paid-in capital	328,280	326,586
Accumulated deficit	(253,486)	(243,191)
Total stockholders’ equity	74,819	83,419
Total liabilities and stockholders’ equity	$80,818	$89,066

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$7,410	$8,113
General and administrative	3,459	2,997
Total operating expenses	10,869	11,110
Loss from operations	(10,869)	(11,110)
Other income, net	574	338
Net loss and comprehensive loss	$(10,295)	$(10,772)
Net loss per share, basic and diluted	$(0.34)	$(0.75)
Weighted-average common shares outstanding, basic and diluted	29,989,400	14,285,905

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	110,086	—	4,422	$-	24,213,130	$24	$326,586	$(243,191)	$83,419
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	1,694
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,295)	(10,295)
Balance as of March 31, 2024	110,086	$—	4,422	$—	24,813,130	$25	$328,280	$(253,486)	$74,819

Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Stock-based compensation	—	—	—	—	—	—	1,381	—	1,381
Net loss and other comprehensive loss	—	—	—	—	—	—	—	(10,772)	(10,772)
Balance as of March 31, 2023	117,970	$—	6,204	$—	13,776,788	$14	$288,415	$(213,637)	$74,792

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(10,295)	$(10,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	95	92
Accretion on investment discounts	(500)	—
Stock-based compensation	1,694	1,381
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(87)	471
Accounts payable, accrued expenses and other liabilities	451	(1,018)
Operating lease liabilities	(99)	(78)
Net cash used in operating activities	(8,741)	(9,924)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(12,917)	—
Proceeds from maturities of available-for-sale short-term investments	22,700	—
Net cash provided by investing activities	9,783	—
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	1	—
Net cash provided by financing activities	1	—
Net change in cash and cash equivalents	1,043	(9,924)
Cash and cash equivalents at beginning of period	4,612	56,409
Cash and cash equivalents at end of period	$5,655	$46,485

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. is a clinical stage biotechnology company using its immunology expertise in targeting the CD40 Ligand (“CD40L”, or “CD154”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we,” or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly owned subsidiaries, on a consolidated basis.

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

The Company had a net loss of $10.3 million for the three months ended March 31, 2024 and an accumulated deficit of $253.5 million as of March 31, 2024, as a result of incurring losses since its inception. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) shares of common stock and warrants in a series of three potential closings. On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock, pre-funded warrants to purchase 6,421,350 shares of common stock and additional common stock warrants to purchase 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof). The Company may receive up to an additional $105.0 million in tranche financing in a second and a third closing, (the “Second Closing” and “Third Closing,” respectively), subject to the satisfaction or waiver of specified conditions, including achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all common stock warrants issued in the initial closing of the 2023 Private Placement. See Note 9. “Stockholders’ Equity” for further information regarding the 2023 Private Placement.

As described in Note 12 of the Notes to Financial Statements, on May 6, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Private Placement resulted in gross proceeds to the Company of $50.0 million, or net proceeds of approximately $47.6 million after deducting offering costs.

As of March 31, 2024, the Company had cash and cash equivalents and short-term investments of approximately $42.9 million. The approximate $47.6 million of net proceeds received in conjunction with the 2024 Private Placement, in addition to existing cash and cash equivalents and short-term investments as of March 31, 2024, will provide the Company with sufficient liquidity through December 2025. Due to the contingent nature of the exercise of the common stock warrants and the Second and Third Closings, accounting principles generally accepted in the United States of America (“GAAP”)

requires the Company to exclude them from its going concern analysis. If these events do not occur or the Company is unable to raise additional capital or is unable to do so on acceptable terms, it will be forced to significantly alter its business strategy, substantially curtail its current operations, or liquidate and cease operations altogether.

In view of the Company’s expectation to incur significant losses for the foreseeable future, the Company will be required to raise additional capital to finance its operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2024. The results of operations and comprehensive loss for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Risks and Uncertainties

As of March 31, 2024 and December 31, 2023, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior‑period accrued estimates for clinical trial activities during the three months ended March 31, 2024.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government securities	$20,441	$20,441	$33,213	$33,213
U.S. government agency securities	16,766	16,766	13,277	13,277
Total short-term investments	$37,207	$37,207	$46,490	$46,490

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands). Included within cash and cash equivalents on the condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,098	$—	$—	$4,098
Total cash equivalents	$4,098	$—	$—	$4,098

Short-term investments:
U.S. government securities	$—	$20,441	$—	$20,441
U.S. government agency securities	—	16,766	—	16,766
Total short-term investments	$—	$37,207	$—	$37,207

Total financial assets	$4,098	$37,207	$—	$41,305

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,246	$—	$—	$4,246
Total cash equivalents	$4,246	$—	$—	$4,246

Short-term investments:
U.S. government securities	$—	$33,213	$—	$33,213
U.S. government agency securities	—	13,277	—	13,277
Total short-term investments	$—	$46,490	$—	$46,490

Total financial assets	$4,246	$46,490	$—	$50,736

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$441	$624
Prepaid clinical	4,211	4,128
Prepaid other	409	185
Other current assets	54	90
Total prepaid expenses and other current assets	$5,115	$5,027

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation and related expenses	$969	$2,003
Accrued clinical	948	451
Accrued professional services	132	47
Accrued other	50	44
Total accrued expenses and other liabilities	$2,099	$2,545

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended March 31, 2024 and 2023.

The Company has an operating lease for 5,197 square feet of office space in Irvine, California, that expires on December 31, 2024, as amended.

On November 4, 2021, the Company entered into an operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately nine months and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost(a)	$100	$100
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102	$83
Remaining lease term
Operating leases	0.7 years	1.70 years
Discount rate
Operating leases	2.47%	2.49%

All noncancelable operating leases have remaining terms of less than one year. Future payments for these noncancelable operating leases for the remainder of the current fiscal year are as follows (in thousands):

March 31,
2024
2024 (remainder of)	$287
Total minimum lease payments	287
Less imputed interest	(3)
Present value of lease liabilities	284
Less current portion of operating lease liabilities	(284)
Non-current operating lease liabilities	$—

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during the three months ended March 31, 2024 or 2023.

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

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement. The Company has made a $0.1 million annual license maintenance fee each year since 2022.

Furthermore, the Company is required to pay ALS TDI fees based on reaching certain levels of annual net sales of any product produced with the patent rights. A royalty in the low single digits will be due on aggregate net sales. Upon the first calendar year of reaching $500.0 million in aggregate net sales, the Company will be required to pay ALS TDI a one-time milestone payment of $15.0 million. Upon the first calendar year of reaching $1.0 billion in aggregate net sales, the Company is obligated to pay ALS TDI a one-time milestone payment of $30.0 million.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2024.

Note 9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding, respectively, at each of March 31, 2024 and December 31, 2023; and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding, respectively, at each of March 31, 2024 and December 31, 2023.

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

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of March 31, 2024, the Company was permitted to sell up to $14.1 million of shares of common stock pursuant to the ATM Program under the SEC’s “baby shelf rules." The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through March 31, 2024, no shares of common stock have been sold under the ATM program. The Form S-3 registration statement pursuant to which the ATM Program is registered will expire in May 2024, and no shares of common stock may be sold under the ATM Program after that date.

2023 Securities Purchase Agreement

On April 28, 2023, the Company entered into the 2023 Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in the 2023 Private Placement (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in the Second Closing, upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in the Third Closing, upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Pre-Funded Warrants and Common Warrants are subject to specified beneficial ownership limitations, which are generally set at 9.99% of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

On May 5, 2023, the initial closing occurred and the Company received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. The Company may receive an additional $105.0 million upon sale of the shares to be issued in the Second and Third Closings, subject to the satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement.

In connection with the 2023 Private Placement, the Company filed on May 18, 2023, a registration statement on Form S-3 (“Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The Registration Statement became effective on June 2, 2023.

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

Exercise of Pre-Funded Warrants

On July 10, 2023, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”) exercised Pre-Funded Warrants to purchase 501,197 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On July 14, 2023, the Company issued 501,197 shares of common stock to the Exercising Stockholder in accordance with such exercise.

On November 2, 2023, the Exercising Stockholder exercised Pre-Funded Warrants to purchase 653,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On November 6, 2023, the Company issued 653,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

On January 30, 2024, the Exercising Stockholder exercised Pre-Funded Warrants to purchase 600,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On January 30, 2024, the Company issued 600,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Common Stock Warrants

As of March 31, 2024, there were 20,964,302 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

The following table shows the warrants to purchase common stock activity:

	Roll Forward of Warrant Activity
	Private Placement Warrants	Pre-Funded Warrants	All Other Warrants	Total
Balance as of December 31, 2023	15,151,518	5,776,270	636,514	21,564,302
Issued	—	—	—	—
Exercised	—	(600,000)	—	(600,000)
Cancelled/Expired	—	—	—	—
Balance as of March 31, 2024	15,151,518	5,176,270	636,514	20,964,302

Preferred Stock Warrants

As of March 31, 2024, there were 50,207.419 warrants exercisable into Series X1 Non-Voting Convertible Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion limitations).

Roll Forward of Series X1 Non-Voting Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2023	50,207.419
Issued	—
Exercised	—
Cancelled/Expired	—
Balance as of March 31, 2024	50,207.419

Note 10. Stock-based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. For stock options granted to the Company’s board of directors (the “Board”), the Company determined the expected life assumption using the simplified method as the starting point with an average period of twelve (12) months added to take into account the extended range of time of 12 to 18 months that vested stock options granted to Board members may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSUs”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

On June 21, 2023, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company's 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company’s common stock that may be delivered pursuant to all awards granted under the 2020 Incentive Plan by an additional 9,600,000 shares so that the new aggregate share limit under the 2020 Plan is 14,460,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from November 15, 2030 to April 26, 2033.

On May 1, 2023, the Company issued stock option awards to its employees with both time-based and performance-based vesting requirements, totaling 7,381,857 stock options, with 1,476,372 of the granted stock options subject to the Company’s customary time-based vesting schedule. The remaining 5,905,485 stock options granted are subject to both customary time-based vesting requirements and performance-based vesting requirements that are based on the same clinical development milestones applicable to the Second and Third Closings of the 2023 Private Placement as specified in the 2023 Securities Purchase Agreement.

In December 2023, the Company amended the performance-based vesting requirements with its named executive officers and other employees that upon the Second Closing and Third Closing, a full or prorated amount of each closing installment shall vest based on the percentage of funding received relative to the total funding opportunity represented by the investors’ Second Closing and Third Closing subscription amounts.

The 2014 Plan was closed to new grants following the initial approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of March 31, 2024. The number of shares reserved for issuance under the 2020 Plan and ESPP was 2,813,742 and 24,077 shares, respectively, as of March 31, 2024.

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Research and development	$349	$397
General and administrative	1,345	984
Total stock-based compensation	$1,694	$1,381

Note 11. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three months ended March 31, 2024 and 2023 include 5,176,270 and 509,117, reflectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended March 31,
	2024	2023
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(10,295)	$(10,772)
Net loss per share, basic and diluted	$(0.34)	$(0.75)
Weighted-average number of common shares, basic and diluted	29,989,400	14,285,905

The computation of diluted earnings per share excludes incentive stock options, restricted stock units and warrants that are anti-dilutive. The following table provides a summary as of March 31, 2024 and 2023 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2024	2023

Stock options outstanding and other equity awards	15,596,742	6,812,385
Common and preferred warrants outstanding	18,577,333	3,425,814
Total	34,174,075	10,238,199

Note 12. Subsequent Events

2024 Securities Purchase Agreement

On May 6, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or 9.99% as determined by holder of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted.

The 2024 Private Placement resulted in gross proceeds to the Company of $50.0 million, or net proceeds of approximately $47.6 million after deducting offering costs. The Company intends to use the net proceeds from the 2024 Private Placement to fund pre-commercial activities for its products and general corporate purposes.

The 2024 Shares, the 2024 Pre-Funded Warrants, and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder. In connection with the 2024 Private Placement, the Company entered into a registration rights agreement, dated May 6, 2024 (the “Registration Rights Agreement”), with the investors in the 2024 Private Placement, pursuant to which, among other things, the Company will (i) prepare and file with the SEC a registration statement on Form S-3 to register for resale the 2024 Shares and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants within 20 calendar days, and (ii) use its reasonable best efforts to have the registration statement declared effective promptly after filing, and in any event no later than 60 days after the date of the 2024 Securities Purchase Agreement (or 90 days after the date of the 2024 Securities Purchase Agreement if the registration statement is reviewed by the SEC). The Registration Rights Agreement contains customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy specified filing and effectiveness time periods.

Exercise of Pre-Funded Warrants Issued Pursuant to 2023 Securities Purchase Agreement

On May 7, 2024, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 583,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On May 9, 2024, the Company issued 583,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon is a clinical stage biotechnology company using our immunology expertise in targeting the CD40 Ligand (“CD40L” or “CD154”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). Our lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential.

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

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 8 of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for further details of grants and licenses related to this acquisition.

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

There has been little innovation in immunosuppression therapy for organ transplant patients over the past 30 years. The standard of care immunosuppressive drugs used post-transplant have been shown to reduce the risk of organ rejection, but they are also associated with potentially toxic side effects. Organ transplant recipients require immunosuppression on a lifelong basis, and any disruption in the immunosuppression therapy can trigger transplant rejection. Calcineurin inhibitors (“CNI”s) are a critical component of most immunosuppressive regimens to prevent acute and long-term kidney transplant rejection. However, chronic exposure to CNIs (tacrolimus is the drug most commonly used) is associated with nephrotoxicity, hypertension, new onset diabetes due to pancreatic beta cell toxicity, as well as central nervous system (“CNS”) side effects, like tremor. Over time, these CNI side effects may significantly damage the transplanted kidneys or result in a requirement for reduced exposures to CNIs which can lead to an increased risk of rejection. Moreover, CNS side effects like tremors may result in patients decreasing their adherence to their medicines. Today, an implanted kidney is expected to fail within 10-15 years on average using currently available immunosuppression options. The fact that American transplant patients are on average in their 50s means that many of them will ultimately need a second or even third transplant procedure during their lifetime or a return to dialysis.

The central role of CD40L signaling in generating pro-inflammatory responses makes it a highly attractive candidate for therapeutic intervention in the protection of transplanted organs and prevention of transplant rejection. Results from prior studies demonstrate that targeting and blocking CD40L has the potential for better efficacy and improved safety, including reduced risk of nephrotoxicity, diabetes, hypertension, and other side effects associated with standard-of-care CNIs such as tacrolimus.

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

Better graft function as assessed by eGFR, has been associated with improved long-term patient and graft survival and is an early predictor of future graft failure. Historical studies have reported average eGFRs generally in the low 50 mL/min/1.73m2 range during the first year after kidney transplant using current standard of care immunosuppression. An eGFR of 50 mL/min/1.73m2 or below indicates chronic kidney disease.

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

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Xenotransplantation

While inhibition of CD40L has shown it may play an important role in immunosuppression in allograft kidney transplantation, this mechanism of action may also play a role in the prevention of xenotransplant rejection (i.e., transplanting an organ from an animal to a human).

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

In 2022, the FDA granted orphan designation to tegoprubart for the prevention of allograft rejection in pancreatic islet cell transplantation.

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

Financing Activities

On April 28, 2023, we entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of our common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing, upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing, upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Pre-Funded Warrants and Common Warrants are subject to specified beneficial ownership limitations, which are generally set at 9.99% of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

On May 5, 2023, the initial closing occurred and we received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. We may receive an additional $105.0 million upon sale of the shares to be issued in the second and third closings, subject to satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement.

In connection with the 2023 Private Placement, the Company filed a registration statement on Form S-3 with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which became effective on June 2, 2023.

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

CRITICAL ACCOUNTING ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Company with the SEC on March 28, 2024.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table provides comparative unaudited results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Variance
Operating expenses:
Research and development	$7,410	$8,113	$(703)
General and administrative	3,459	2,997	462
Total operating expenses	10,869	11,110	(241)
Loss from operations	(10,869)	(11,110)	241
Other income, net	574	338	236
Net loss	$(10,295)	$(10,772)	$477

Research and Development Expenses

Research and development expenses decreased $0.7 million, to $7.4 million for the three months ended March 31, 2024, as compared to $8.1 million for the three months ended March 31, 2023. The decrease in research and development expenses was primarily driven by a decrease in expenses related to the production of clinical trial materials of $0.8 million and a decrease of clinical development expenses with external contract research organizations of $0.3 million. The decrease was partially offset by an increase in employee compensation and benefit expense of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased $0.5 million to $3.5 million for the three months ended March 31, 2024, as compared to $3.0 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily driven by higher non-cash stock-based compensation expenses of $0.4 million and an increase in general operating expenses of $0.1 million.

Other Income, Net

The change in other income, net was primarily due to an increase in interest income associated with higher interest rates on our cash and cash equivalents and short-term investments for the three months ended March 31, 2024.

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

As of March 31, 2024, we had cash and cash equivalents and short-term investments of approximately $42.9 million, and we received approximately $50.0 million of gross proceeds, or net proceeds of approximately $47.6 million after deducting offering costs, in connection with the May 6, 2024 private placement described in Note 12 of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q (the “2024 Private Placement”). The approximate $47.6 million of net proceeds received in conjunction with the 2024 Private Placement, in addition to existing cash and cash equivalents and short-term investments as of March 31, 2024, is expected to provide us with sufficient liquidity through December 2025. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, and the sale of warrants. Additionally, in view of our expectation to incur significant losses for the foreseeable future we will be required to raise additional capital resources in the future in order to fund our operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there will be substantial doubt regarding our ability to continue operating as a going concern if we are unable to raise additional capital to finance our operations. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available resources sooner than we currently expect. In addition, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the 2023 Private Placement, subject to satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2024 Private Placement. There is no assurance that the milestones required for the second and third closings will be satisfied or waived or that the Common Warrants will be exercised. If these events do not occur or if we are unable to secure additional capital on acceptable terms or at all, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of March 31, 2024, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Our ability to raise substantial additional capital will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of tegoprubart, including as such activities may be adversely impacted by global events or macroeconomic conditions;
•
the impact of global macroeconomic trends and uncertainties, which continue to experience extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, rising interest rates and uncertainty about economic stability;
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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. As a result of the shares of our common stock issued in the 2023 Private Placement and the 2024 Private Placement or that may be issuable in the second or third closings of the 2023 Private Placement or upon the exercise of the Pre-Funded Warrants or the Common Warrants, our stockholders’ ownership interests will be diluted. To the extent that we raise additional capital through the sale of additional equity or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see the section of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

On March 31, 2021,we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which we may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of March 31, 2024, we were permitted to sell up to $14.1 million of shares of common stock pursuant to the ATM Program under the SEC's “baby shelf" rules. We will remain subject to the “baby shelf ” rules under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through March 31, 2024, no shares of common stock have been sold under the ATM program. The Form S-3 registration statement pursuant to which the ATM Program is registered will expire on May 20, 2024, and no shares of common stock may be sold under the ATM Program after that date.

Cash Flows

The following table provides a summary of our net cash flow activity for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(8,741)	$(9,924)
Net cash provided by investing activities	9,783	—
Net cash provided by financing activities	1	—
Net change in cash and cash equivalents	$1,043	$(9,924)

Operating Activities

For the three months ended March 31, 2024, operating activities used $8.7 million of cash, which primarily consisted of our net loss of $10.3 million. Operating activities include adjustments for certain non-cash charges including $1.7 million of stock-based compensation, $0.1 million of operating lease amortization, partially offset by accretion of investment discounts of $0.5 million. Net operating assets and liabilities changed by $0.3 million, primarily driven by an increase in accounts payable and accrued expenses of $0.5 million, a decrease in operating lease liability of $0.1 million and an increase in prepaid expenses and other assets of $0.1 million.

For the three months ended March 31, 2023, operating activities used $9.9 million of cash, which primarily consisted of our net loss of $10.8 million. Operating activities include adjustments for certain non-cash charges including $1.4 million of stock-based compensation and $0.1 million of operating lease amortization. Net operating assets and liabilities changed by $0.6 million, primarily driven by a decrease in prepaid expenses and other assets of $0.5 million, a decrease in operating lease liability of $0.1 million and an increase in accounts payable and accrued expenses of $1.0 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $9.8 million. Proceeds from the maturity of short-term investments of $22.7 million, were partially offset by the purchase of $12.9 million of short-term investments. There was no cash provided by or used in the investing activities for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 consisted of $1,000 from net proceeds from issuance of common stock and pre-funded warrants. There was no cash provided by or used in financing activities for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is substantial doubt as to our ability to continue as a going concern if we are unable to raise additional capital to finance our operations.

Our condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The approximate $47.6 million of net proceeds received in conjunction with the 2024 Private Placement, in addition to cash and cash equivalents and short-term investments as of March 31, 2024, is expected to provide the Company with sufficient liquidity through December 2025. As a result of the 2023 Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the 2023 Private Placement, subject to the satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement. Due to the contingent nature of the Common Warrants and the second and third closings of the 2023 Private Placement, the Company has excluded them from its going concern analysis. Accordingly, based on recurring losses from operations incurred since inception and the expectation of continued operating losses there will be substantial doubt about our ability to continue as a going concern if we are unable to raise additional capital to finance our operations. There is no assurance that the milestones required to complete the second and third closings of the 2023 Private Placement will be satisfied or waived, that the Common Warrants will be exercised or that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our condensed consolidated financial statements.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the three months ended March 31, 2024 is $10.3 million. As of three months ended March 31, 2024, the Company had cash and cash equivalents and short-term investments of $42.9 million, working capital of $43.7 million and an accumulated deficit of $253.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, there were 24,813,130 shares of our common stock outstanding. As a result of the first closing of the 2023 Private Placement on May 5, 2023, we issued 8,730,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the investors therein. In connection with the closing of the 2024 Private Placement on May 9, 2024, we issued 13,110,484 shares of our common stock and 2024 Pre-Funded Warrants to purchase 7,989,516 shares of common stock. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As a result of the 2023 Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may also receive up to an additional $105.0 million in tranche financing in a second and a third closing of the 2023 Private Placement, subject to the satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement. There is no assurance that the milestones required to complete the second and third closings of the 2023 Private Placement will be satisfied or waived or that the Common Warrants will be exercised. In view of our expectation to incur significant losses for the foreseeable future, we will be required to raise additional capital resources in the future in order to fund our operations. We can also provide no assurance that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

In addition to the dilution of our current stockholders’ ownership as a result of the 2023 Private Placement and the 2024 Private Placement, we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

As of March 31, 2024, there were 24,813,130 shares of our common stock outstanding. As a result of the first closing of the 2023 Private Placement on May 5, 2023, we issued 8,730,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the investors therein. In connection with the closing of the 2024 Private Placement on May 9, 2024, we issued 13,110,484 shares of our common stock and 2024 Pre-Funded Warrants to purchase 7,989,516 shares of common stock. Additionally, up to 20,202,024 and 25,252,530 shares of common stock or Pre-Funded Warrants may be issued in a second and third closing of the 2023 Private Placement, respectively, subject to satisfaction of achievement of certain milestones and conditions (which may be waived). The issuance of shares of common stock in the 2023 Private Placement and 2024 Private Placement diluted the ownership interests of our existing stockholders, and the issuance of shares of common stock upon exercise of the Pre-Funded Warrants or the Common Warrants issued in the initial closing of the 2023 Private Placement or the 2024 Private Placement or any additional shares of common stock that may be issued, including pursuant to the exercise of additional Pre-Funded Warrants, in the second or third closings of the 2023 Private Placement, would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We currently have no marketing or sales force. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates, if approved, or generate product revenues.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: May 15, 2024	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)