Form 10-K/A
period 2023-12-31
Eledon Pharmaceuticals, Inc.
filed 2024-08-19
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

001-36620

ELEDON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1000967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19800 MacArthur Boulevard, Suite 250 Irvine, California	92612
(Address of principal executive offices)	(Zip code)

(949) 238-8090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.001 par value	ELDN	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $25,607,310, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of August 14, 2024, the registrant had 39,655,702, shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to the registrant’s Amendment No. 1 on Form 10-K/A that was filed with the Securities and Exchange Commission on April 26, 2024.

EXPLANATORY NOTE

In this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”), unless the context requires otherwise, “Eledon”, the “Company”, “we”, “our”, and “us” means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all of its wholly-owned subsidiaries.

This Amendment No. 2 amends the Annual Report on Form 10-K of Eledon Pharmaceuticals, Inc. for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 and amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed with the SEC on April 26, 2024 (together, the “Original Report”).

On May 20, 2024, the partners and professional staff of KMJ Corbin & Company LLP (“KMJ”) departed KMJ, which was engaged as the independent registered public accounting firm of the Company, and joined Crowe LLP (“Crowe”). In connection with this transition, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) dismissed KMJ as the Company's independent registered public accounting firm on July 10, 2024. On July 10, 2024, following the dismissal of KMJ, the Company, through and with the approval of its Audit Committee, appointed Crowe as its independent registered public accounting firm. In the course of preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company, in consultation with Crowe, determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of (i) certain common stock warrants (the “Common Warrants”) issued by the Company in May 2023 pursuant to a Securities Purchase Agreement dated as of April 28, 2023 by and among the Company and certain institutional and accredited investors (the “Securities Purchase Agreement”), and (ii) the potential issuance of pre-funded warrants in lieu of additional shares of common stock, $0.001 par value per share (the “Subsequent Closing Warrants”), issuable by the Company in a second closing and a third closing of the Securities Purchase Agreement contingent upon the satisfaction or waiver of certain specified conditions set forth therein. This correction relates to a determination that the Common Warrants and the Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s consolidated balance sheet at their fair value for each reporting period.

On August 13, 2024, the Company’s management and the Audit Committee concluded that the previously issued (i) audited consolidated financial statements for the fiscal year ended December 31, 2023 included in the Original Report, and (ii) unaudited condensed consolidated financial statements as of and for (a) the three months ended March 31, 2024 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024, (b) the three and nine months ended September 30, 2023 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and (c) the three and six months ended June 30, 2023 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (together, the “Impacted Reports”) were each materially misstated.

As a result, the Company’s management and the Audit Committee further determined on August 13, 2024 that the Impacted Reports require restatement (the "Restatement") and should no longer be relied upon. In connection with this Restatement of the Company’s previously-filed consolidated financial statements, the Company has also determined that a material weakness existed in its internal control over financial reporting as disclosed in Item 9A. Controls and Procedures of this Amendment No. 2. In addition, KMJ notified the Company on August 13, 2024 that its Report of Independent Registered Public Accounting Firm dated March 28, 2024 on the consolidated financial statements of the Company as of and for the year ended December 31, 2023 should no longer be relied on.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 or September 30, 2023 (the “Impacted 2023 Quarterly Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding these restated periods in this Amendment No. 2 or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods. The financial information that has been previously filed or otherwise reported for the periods covered by the Impacted Reports is superseded by the information in this Amendment No. 2 (as to the fiscal year ended December 31, 2023 included in the Original Report, and, solely with respect to the information included under the caption “Restatement of Interim Financial Information” in Note 13 of the Notes to Consolidated Financial Statements included in this Amendment No. 2, as to the information included in the Impacted 2023 Quarterly Reports) as well as by the amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 that the Company expects to file with the SEC, as applicable. The errors did not result in any impact on the Company’s cash and short-term investment position, cash runway, or operations.

This Amendment No. 2 presents the Original Report, as amended and restated to date, with further modifications as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:

•
Item 1A. Risk Factors
•
Item 7. Management’s discussion and analysis of financial condition and results of operations.
•
Item 8. Financial Statements and Supplementary Data
•
Item 9A. Controls and Procedures

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to Amendment No. 1, which was filed with the Securities and Exchange Commission on April 26, 2024. The information contained in Amendment No. 1 is not impacted by the Restatement.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Report is being amended and restated solely to include as exhibits the certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as otherwise expressly noted herein, this Amendment No. 2 does not amend, modify or update any other information set forth in the Original Report. Furthermore, this Amendment No. 2 does not change any previously reported financial results, except as necessary to reflect the Restatement, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Amendment No. 2 remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K as amended by Amendment No. 1 and this Amendment No 2. (together, the “Annual Report on Form 10-K”) contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Annual Report on Form 10-K are forward looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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

Our executive offices are located at 19800 MacArthur Boulevard, Suite 250, Irvine, California 92612. The Company also has a research and development office in Burlington, Massachusetts. Our telephone number is (949) 238-8090 and our website is www.eledon.com.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2023 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Private Placement described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. Due to the contingent nature of the Common Warrants and the second and third closings of the Private Placement, the Company has excluded them from its going concern analysis. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2023, an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. There is no assurance that the milestones required to complete the second and third closings of the Private Placement will be satisfied, that the Common Warrants will be exercised or that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2023 is $116.5 million. As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of $51.1 million, working capital of $52.2 million and an accumulated deficit of $319.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As a result of the Private Placement described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may also receive up to an additional $105.0 million in tranche financing in a second and a third closing of the Private Placement, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the Private Placement. There is no assurance that the milestones required to complete the second and third closings of the Private Placement will be satisfied or that the Common Warrants will be exercised. We can also provide no assurance that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

As described in Part II, Item 9 of this report, we have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weaknesses or otherwise successfully maintain internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Additionally, as we become a larger company, we will become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires our independent auditors to document and test our internal controls. These additional requirements are costly, and our auditors may identify control deficiencies.

Implementing any changes to our internal controls may distract the officers and employees of the Company, entail substantial costs to modify its existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of the internal controls of the Company, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and harm the business. In addition, investors’ perceptions that the internal controls of the Company are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the stock price of the Company.

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

To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled “We depend on our information systems and those of our third-party collaborators, service providers, contractors or consultants. Our information systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations.”

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of the financial statements presented in the Original Report discussed in the Explanatory Note, Item 9A. Controls and Procedures and Note 13 of the Notes to Consolidated Financial Statements included in this Amendment No. 2. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Report. For further information, please refer to the Explanatory Note, Item 9A. Controls and Procedures and Note 13 of the Notes to Consolidated Financial Statements included in this Amendment No. 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In addition to historical information, this Annual Report on Form 10-K, as amended by Amendment No. 1 and this Amendment No 2. (together, the Annual Report on Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Special Note Regarding Forward-Looking Statements” in this report. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

2023 Securities Purchase Agreement

On April 28, 2023, we entered into an agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers in a Private Placement (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of our common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing, upon the satisfaction of specified conditions set forth in the Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the Securities Purchase Agreement, Pre-Funded Warrant agreement or Common Warrant agreement, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

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

The Company concluded that the Common Warrants, and the potential issuance of Pre-Funded Warrants in lieu of additional shares of common stock in the second and third closings of the Private Placement as specified in the Securities Purchase Agreement (the “Subsequent Closing Warrants”) do not meet the conditions to be classified as equity instruments under Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s consolidated balance sheets at their fair value and remeasured at fair value for each subsequent reporting period.

The Common Warrants have a strike price of $3.00 per share. At the date of their issuance, the fair value of the Common Warrants was $23.8 million utilizing Black-Scholes with the following assumptions: expected term of 5 years, risk-free interest rate of 3.51%, volatility of 92% and a dividend yield of zero. As of the balance sheet date of December 31, 2023, the value of the Common Warrants was $17.1 million.

The Subsequent Closing Warrants are comprised of unique instruments for the second closing (“Second Closing Warrants”) and third closing (“Third Closing Warrants”). Both Subsequent Closing Warrants have a strike price of $3.00 per share. At the date of their issuance, fair value of the Second Closing Warrants and Third Closing Warrants was $35.8 million and $44.8 million, respectively, utilizing Black-Scholes with the following assumptions: expected term of 6.5 years, risk-free interest rate of 3.49%, volatility of 88% and a dividend yield of zero. As of the balance sheet date of December 31, 2023, the value of the Second Closing Warrants and Third Closing Warrants was $26.3 million and $32.8 million, respectively.

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

On November 2, 2023, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”), exercised Pre-Funded Warrants to purchase 653,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the Securities Purchase Agreement. On November 6, 2023, we issued 653,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

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

Warrant Liabilities

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the underlying agreement. Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The Common Warrants and the Subsequent Closing Warrants issued in April 2023 are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. We periodically evaluate changes in facts and circumstances that could impact the classification of warrants.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2023 and 2022

The following table provides comparative results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Variance	% Variance
	(As Restated)
Operating expenses:
Research and development	$30,312	$27,080	$3,232	12%
General and administrative	12,688	12,700	(12)	0%
Goodwill impairment	—	48,648	(48,648)	-100%
Total operating expenses	43,000	88,428	(45,428)	-51%
Loss from operations	(43,000)	(88,428)	45,428	51%
Other income, net	2,674	462	2,212	479%
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(76,211)	—	(76,211)	100%
Net loss and comprehensive loss	$(116,537)	$(87,966)	$(28,571)	-32%

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

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

The $76.2 million increase in change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, represents an increase in the fair value of the Common Warrants and the Subsequent Closing Warrants since issuance.

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
	(As Restated)
Net cash used in operating activities	$(39,527)	$(28,424)
Net cash used in investing activities	(45,287)	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	$(51,797)	$(28,424)

Operating Activities

For the year ended December 31, 2023, operating activities used $39.5 million of cash, which primarily consisted of our net loss of $116.5 million. Operating activities include adjustments for certain non-cash charges including $76.2 million due to a change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, $6.5 million of stock-based compensation, and $0.4 million of operating lease amortization, partially offset by accretion of investment discounts of $1.2 million. Net operating assets and liabilities changed by $4.9 million, primarily driven by a decrease in accounts payable and accrued expenses of $2.6 million, a decrease in operating lease liability of $0.4 million and an increase in prepaid expenses and other assets of $2.0 million.

For the year ended December 31, 2022, operating activities used $28.4 million of cash, which primarily consisted of our net loss of $88.0 million. Operating activities include adjustments for certain non-cash charges including $48.6 million of goodwill impairment, $8.1 million of stock-based compensation, and $0.4 million of operating lease amortization. Net operating assets and liabilities changed $2.4 million, primarily driven by an increase in accounts payable and accrued expenses of $2.1 million and a decrease in prepaid expenses and other assets of $0.7 million and a decrease in operating lease liability of $0.4 million.

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

Based on this evaluation as of December 31, 2023 and as disclosed in the Original Report, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the Original Report, management, under the supervision of our principal executive officer and principal financial officer, re-evaluated the assessment of effectiveness of our disclosure controls and procedures in connection with the Restatement and material weakness identified in the course of preparing our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024. Based upon that re-evaluation, management has concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2023, in light of the material weakness identified in our internal control over financial reporting.

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

On March 28, 2024, we filed the Original Report. At that time, our principal executive officer and principal financial officer had performed the foregoing assessment and concluded that our internal control over financial reporting was effective as of December 31, 2023. In the course of preparing the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2024, our management concluded that the Common Warrants and Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. In light of this determination, on August 13, 2024, management and the audit committee of our Board of Directors together concluded that our previously issued (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 included in the Original Report and (ii) unaudited condensed consolidated financial statements as of and for (a) the three months ended March 31, 2024 included in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024, (b) the three and nine months ended September 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and (c) the three and six months ended June 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (together, the “Impacted Reports”) were each materially misstated.

As a result, our management, including our principal executive officer and principal financial officer, determined that there existed a material weakness in our internal control over financial reporting related to our accounting for equity instruments for the periods covered by each of the Impacted Reports. A material weakness is a deficiency, or a combination of deficiencies, in the internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected in a timely basis. Specifically, our management determined that we did not maintain effective controls to timely identify and account for complex derivative type financial instruments. This material weakness resulted in the material misstatement of each of the Impacted Reports and, if not remediated, could result in further material misstatements to our annual or interim consolidated financial statements that would not be prevented or detected. Due to this material weakness, our management re-assessed the effectiveness of the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2023.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Remediation of Material Weakness

Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we plan to increase our access to accounting literature and research materials, and to consult with more third-party professionals regarding complex accounting matters than we have done previously.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the course of preparing the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company identified the material weakness described above and, in response, our management has implemented the remediation steps described above.

Item 9B. Other Information.

Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements:

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes are set forth beginning on page F-1 immediately following the signature page of this Amendment No.2 on Form 10-K.

(2)
Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II, Item 8. Financial Statements and Supplementary Data.

(3)
Exhibits:

Exhibit						Filed With
Number	Exhibit Description	Incorporated by Reference				Original	Filed
		Form	File No.	Exhibit	Filing Date	Report	Herewith

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of	8-K	001-36620	3.1	October 6, 2020

	Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.4	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities	10-K	001-36620	4.5	March 31, 2021

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 1, 2023

4.7	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	001-36620	4.2	May 1, 2023

10.1	Open Market Sales Agreement by and between the Registrant and Jefferies, LLC dated March 30, 2021	10-K	001-36620	1.1	March 31, 2021

10.2	Securities Purchase Agreement, dated April 28, 2023	8-K	001-36620	10.1	May 1, 2023

10.3	Registration Rights Agreement, dated April 28, 2023	8-K	001-36620	10.2	May 1, 2023

10.4*	Form of Indemnification Agreement to be entered into with each of the directors and officers of Eledon	8-K	001-36620	10.1	September 21, 2023

10.5	Lease Agreement, dated as of September 2, 2015, by and between The Irvine Company LLC and Otic Pharma, Inc.	10-Q	001-36620	10.2	August 9, 2017

10.6	First Amendment to Lease Agreement, dated April 19, 2018, by and between The Irvine Company LLC and Novus Therapeutics, Inc.	10-Q	001-36620	10.1	August 7, 2018

10.7	Second Amendment to Lease Agreement, dated May 3, 2021, by and between Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.13	March 24, 2022

10.8	Sublease Agreement, dated as of November 4, 2021, by and between Corporate Technologies, Inc. and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.14	March 24, 2022

10.9*	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.10*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.11*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.12*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.13*	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.3	May 1, 2023

10.14*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.15*	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.4	May 1, 2023

10.16*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

10.17*	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended	8-K	001-36620	10.1	June 22, 2023

10.18*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.12	March 24, 2022

10.19	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020	10-Q	001-36620	10.1	August 11, 2022

10.20	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020	10-Q	001-36620	10.2	August 11, 2022

10.21	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018	10-Q	001-36620	10.3	August 11, 2022

10.22*	Form of Stock Option Agreement, dated May 1, 2023, between Eledon Pharmaceuticals, Inc. and each of David-Alexandre C. Gros, M.D., Steve Perrin, Ph D. and Paul Little	10-K	001-36620	10.22	March 28, 2024	X

10.23*	Form of Amendment to Stock Option Agreement, dated December 30, 2023, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D. and Paul Little	10-K	001-36620	10.23	March 28, 2024	X

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of KMJ Corbin & Company LLP, independent						X

registered public accounting firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.5	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.6	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to	X

Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.4#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

97.1*	Incentive Compensation Recoupment Policy	X

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		X

101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents		X

104	Cover page formatted as INLINE XBRL and contained in Exhibit 101		X

*	Indicates a management contract or compensatory plan

#

These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

+	Filed with Amendment No. 1

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eledon Pharmaceuticals, Inc.
Date: August 19, 2024	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 19, 2024	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	August 19, 2024
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	August 19, 2024
Paul Little	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	August 19, 2024
Keith A. Katkin

/s/ Jan Hillson, M.D.	Director	August 19, 2024
Jan Hillson, M.D.

/s/ James Robinson	Director	August 19, 2024
James Robinson

/s/ Allan Kirk, M.D.	Director	August 19, 2024
Allan Kirk, M.D.

/s/ John S. McBride	Director	August 19, 2024
John S. McBride

/s/ Walter Ogier	Director	August 19, 2024
Walter Ogier

/s/ June Lee, M.D.	Director	August 19, 2024
June Lee, M.D.

/s/ Steven Perrin	President, Director	August 19, 2024
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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and expects to continue to incur net losses into the foreseeable future. In addition, the Company has an accumulated deficit of $319.4 million as of December 31, 2023 and is dependent on its ability to raise capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement of 2023 Consolidated Financial Statements

As discussed in Note 13 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct certain misstatements.

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

Irvine, California
March 28, 2024, except for the effects of the Restatement disclosed in Note 13, as to which the date is August 19, 2024

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,612	$56,409
Short-term investments	46,490	—
Prepaid expenses and other current assets	5,027	3,109
Total current assets	56,129	59,518
Operating lease asset, net	365	739
In-process research and development	32,386	32,386
Other assets	186	150
Total assets	$89,066	$92,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967	$2,200
Current operating lease liability	383	363
Accrued expenses and other liabilities	2,545	3,912
Total current liabilities	3,895	6,475
Deferred tax liability	1,752	1,752
Non-current operating lease liability	—	383
Warrant liabilities	76,211	—
Total liabilities	81,858	8,610

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2023 and 2022:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 and 117,970 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 and 6,204 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2023 and 2022; 24,213,130 and 13,776,788 shares issued and outstanding at December 31, 2023 and 2022, respectively	24	14
Additional paid-in capital	326,586	287,034
Accumulated deficit	(319,402)	(202,865)
Total stockholders’ equity	7,208	84,183
Total liabilities and stockholders’ equity	$89,066	$92,793

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
	(As Restated)
Operating expenses
Research and development	$30,312	$27,080
General and administrative	12,688	12,700
Goodwill impairment	—	48,648
Total operating expenses	43,000	88,428
Other income, net	2,674	462
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(76,211)	—
Net loss and comprehensive loss	$(116,537)	$(87,966)
Net loss per share, basic and diluted	$(4.73)	$(6.16)
Weighted-average common shares outstanding, basic and diluted	24,619,197	14,285,254

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	108,070	$—	6,204	$—	14,306,788	$14	$278,880	$(114,899)	$163,995
Cancellation of common stock in connection with exchange for X1 non-voting convertible preferred stock	9,900	—	—	—	(550,000)	—	1	—	1
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	20,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,153	—	8,153
Net loss and comprehensive loss	—	—	—	—	—	—	—	(87,966)	(87,966)
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	—	99,000	—	—	—	—
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	—	—	—	437,977	—	(1)	—	(1)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	1,154,197	1	—	—	1
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	15,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,545	—	6,545
Net loss and comprehensive loss (as restated)	—	—	—	—	—	—	—	(116,537)	(116,537)
Balance as of December 31, 2023 (As Restated)	110,086	$—	4,422	$—	24,213,130	$24	$326,586	$(319,402)	$7,208

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
	(As Restated)
Cash flows used in operating activities:
Net loss	$(116,537)	$(87,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	374	373
Accretion on investment discounts	(1,203)	—
Goodwill impairment	—	48,648
Stock-based compensation	6,545	8,153
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	76,211	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,954)	654
Accounts payable, accrued expenses and other liabilities	(2,600)	2,081
Operating lease liabilities	(363)	(367)
Net cash used in operating activities	(39,527)	(28,424)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(78,287)	—
Proceeds from maturities of available-for-sale short-term investments	33,000	—
Net cash used in investing activities	(45,287)	—
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	33,017	—
Net cash provided by financing activities	33,017	—
Net change in cash and cash equivalents	(51,797)	(28,424)
Cash and cash equivalents at beginning of year	56,409	84,833
Cash and cash equivalents at end of year	$4,612	$56,409
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Common stock exchanged for X and X1 non-voting convertible preferred stock	$1	$1
Increase in operating lease asset and liability due to lease modification	$—	$344

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business (As Restated)

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

Restatement of Previously Consolidated Issued Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, the Company determined that the Common Warrants and the Subsequent Closing Warrants (See Note 10) do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” (“ASC 815-40”) and must instead be recorded as liabilities on the Company’s consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. As a result, the Company determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of the Common Warrants and the Subsequent Closing Warrants. Certain consolidated financial statements and financial information are presented herein as restated. See Note 13 for further information.

Note 2. Going Concern and Management’s Plans (As Restated)

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

The Company had a net loss of $116.5 million for the year ended December 31, 2023 and an accumulated deficit of $319.4 million as of December 31, 2023, as a result of incurring losses since our inception. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) shares of common stock and warrants in a series of three potential closings. On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock, pre-funded warrants to purchase 6,421,350 shares of common stock and additional common stock warrants to purchase 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof). The Company may receive up to an additional $105.0 million in tranche financing in a second and a third closing, subject to achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all common stock warrants issued in the initial closing of the Private Placement. See Note 10. “Stockholders’ Equity” for further information regarding the Private Placement. Due to the contingent nature of the exercise of the common stock warrants and the second and third closings of the Private Placement, accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to exclude them from its going concern analysis. If these events do not occur or the Company is unable to secure additional capital or is unable to do so on acceptable terms, it will be forced to significantly alter its business strategy, substantially curtail its current operations, or liquidate and cease operations altogether.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation expense, warrant liabilities, the fair value of right-of-use assets and liabilities, accruals for liabilities, impairment of long-lived assets, and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

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

Net Loss Per Share (As Restated)

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

	Year Ended December 31,
	2023	2022
(In thousands, except share and per share data)	(As Restated)
Net loss	$(116,537)	$(87,966)
Net loss per share, basic and diluted	$(4.73)	$(6.16)
Weighted-average number of common shares	24,619,197	14,285,254

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

Warrant Liabilities (As Restated)

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 815-40. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

Note 5. Fair Value Measurements (As Restated)

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands). Included within cash and cash equivalents on the consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

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

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 10) measured at fair value on a recurring basis as of December 31, 2023 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$76,211	$76,211

The following table provides a roll-forward of the aggregate fair value of the warrant liabilities categorized with Level 3 inputs (in thousands):

Warrants
Balance as of December 31, 2022	$—
Issuance of warrants	104,486
Change in fair value of warrant liabilities	(28,275)
Balance as of December 31, 2023	$76,211

The issuance of warrants and the change in fair value of warrant liabilities of $104.5 million and ($28.3) million, respectively, netting to $76.2 million, were recorded in the consolidated statement of operations and comprehensive loss as change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds for the year ended December 31, 2023.

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

Note 9. Income Taxes (As Restated)

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Losses before income taxes:
U.S.	$(116,736)	$(88,159)
Non-U.S.	199	193
Total	$(116,537)	$(87,966)

The provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision (benefit) for income taxes	$—	$—

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

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	$(24,473)	$(18,473)
State income taxes, net of federal tax benefits	(3,170)	(2,678)
Tax credits	(972)	(1,046)
Stock-based compensation	728	986
Permanent items	9	3
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	18,078	—
State rate differential	32	274
NOL true-up	2	(337)
Other	566	114
Goodwill impairment	—	11,697
Change in valuation allowance	9,200	9,460
Total provision for income taxes	$—	$—

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

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

Note 10. Stockholders’ Equity (As Restated)

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

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Prospectus”) under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2023, due to the SEC’s “baby shelf rules,” the Company was permitted to sell up to $12.3 million of shares of common stock pursuant to the ATM Program. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. During the years ended December 31, 2023 and 2022, no shares were sold under the Prospectus. This Form S-3 registration statement pursuant to which the ATM Program is registered will expire in May 2024, and no shares of common stock may be sold under the ATM Program after that date.

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

2023 Securities Purchase Agreement (As Restated)

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

In August 2024, the Company concluded that the Common Warrants, and the potential issuance of Pre-Funded Warrants in lieu of additional shares of common stock in the second and third closings of the Private Placement as specified in the Securities Purchase Agreement (the “Subsequent Closing Warrants”) do not meet the conditions to be classified as equity instruments under ASC 815-40 and must instead be recorded as liabilities on the Company’s consolidated balance sheets at their fair value and remeasured at fair value for each subsequent reporting period, with corresponding entries to change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds on the Company’s consolidated statement of operations and comprehensive loss.

The valuation of the Common Warrants and the Subsequent Closing Warrants is adjusted to fair value (Level 3) at each balance sheet date until the Common Warrants and the Subsequent Closing Warrants are settled or expired.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of Common Warrants and Subsequent Closing Warrants granted as of December 31, 2023 and as of the issuance date:

	December 31, 2023	April 28, 2023 (Date of Issuance)
Risk-free interest rate	3.84% - 3.88%	3.50%
Expected volatility	89.08% - 94.28%	88.29% - 91.56%
Expected term (in years)	4.5 - 6.0	5.0 - 6.5
Share price	$1.80	$2.31

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

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-funded warrants	All Other Warrants	Total
Balance as of December 31, 2022	—	509,117	636,514	1,145,631
Issued	15,151,518	6,421,350	—	21,572,868
Exercised	—	(1,154,197)	—	(1,154,197)
Cancelled/Expired	—	—	—	—
Balance as of December 31, 2023	15,151,518	5,776,270	636,514	21,564,302

Preferred Stock Warrants

As of December 31, 2023, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers).

Roll-Forward of Series X1 Convertible Preferred Warrant Activity
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

Note 13. Restatement of Previously Issued Consolidated Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, the Company determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of the Common Warrants and the Subsequent Closing Warrants (such correction, the "Restatement"; see Note 10).

The Company has historically reported the Common Warrants and Subsequent Closing Warrants as equity instruments, because (i) of the respective holders’ ability to settle the Common Warrants and Subsequent Closing Warrants by issuance of a fixed number of shares of common stock or Pre-funded Warrants and (ii) the Common Warrants and Subsequent Closing Warrants contain a fixed exercise price and contain no cash settlement obligation. However, in the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, management of the Company concluded that the Common Warrants and the Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period, with the initial fair value and fair value of financial instruments issued in excess of proceeds and any change in fair value recorded in the consolidated statement of operations and comprehensive loss as a gain or loss.

Management prepared a quantitative and qualitative analysis of the errors in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the impact of the errors are material to the Company's previously reported interim condensed consolidated financial statements for the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023, and the Company’s previously reported audited consolidated financial statements as of and for the year ended December 31, 2023 (collectively the “previously reported financial statements”). As a result, the accompanying financial statements as of and for the year ended December 31, 2023, and related notes hereto, have been restated to correct the errors. The Restatement includes adjustments to Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, Warrant liabilities, and Accumulated Deficit. The errors had no impact on the Company's previous financial statements as of and for the year ended December 31, 2022.

The impact of the correction of the misstatements is summarized below (in thousands):

	As of December 31, 2023
Corrected Consolidated Balance Sheets	As Previously Reported	Restatement Impact	As Restated
Warrant liabilities	—	76,211	76,211
Total liabilities	5,647	76,211	81,858
Common stock	24	—	24
Additional paid-in capital	326,586	—	326,586
Accumulated deficit	(243,191)	(76,211)	(319,402)
Total Stockholders' Equity	$83,419	$(76,211)	$7,208

	For the Fiscal Year Ended December 31, 2023
Corrected Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	$(76,211)	(76,211)
Net loss and comprehensive loss	$(40,326)	$(76,211)	$(116,537)
Net loss per share, basic and diluted	$(1.64)	$(3.09)	$(4.73)

	For the Fiscal Year Ended December 31, 2023
	Accumulated Deficit			Total Stockholders' Equity
Corrected Consolidated Statements of Stockholders' Equity	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Balance as of December 31, 2022	$(202,865)	$—	$(202,865)	$84,183	$—	$84,183
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	33,017	—	33,017
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	—	—	—	(1)	—	(1)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	1	—	1
Stock-based compensation	—	—	—	6,545	—	6,545
Net loss and comprehensive loss	(40,326)	(76,211)	(116,537)	(40,326)	(76,211)	(116,537)
Balance as of December 31, 2023	$(243,191)	$(76,211)	$(319,402)	$83,419	$(76,211)	$7,208

	For the Fiscal Year Ended December 31, 2023
Corrected Consolidated Statements of Cash Flows	As Previously Reported	Restatement Impact	As Restated
Net loss	$(40,326)	$(76,211)	$(116,537)
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	76,211	76,211
Net cash used in operating activities	$(39,527)	$-	$(39,527)

Restatement of Interim Financial Information

The misstatements described above were also material to the Company's unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and as of and for the three and nine months ended September 30, 2023.The Company has restated its unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Equity, and Condensed Consolidated Statements of Cash Flows for the quarterly and year to date periods ended June 30, 2023 and September 30, 2023.

The restated impact of the correction of the misstatements is summarized below (in thousands):

	As of September 30, 2023
Corrected Condensed Consolidated Balance Sheets (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Warrant liabilities	—	55,738	55,738
Total liabilities	4,734	55,738	60,472
Common stock	24	—	24
Additional paid-in capital	324,876	—	324,876
Accumulated deficit	(233,565)	(55,738)	(289,303)
Total Stockholders' Equity	$91,335	$(55,738)	$35,597

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	443	443	—	(55,738)	(55,738)
Net loss and comprehensive loss	$(10,349)	$443	$(9,906)	$(30,700)	$(55,738)	$(86,438)
Net loss per share, basic and diluted	$(0.35)	$0.02	$(0.33)	$(1.35)	$(2.44)	$(3.79)

	For the Nine Months Ended September 30, 2023
	Accumulated Deficit			Total Stockholders' Equity
Corrected Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Balance as of December 31, 2022	$(202,865)	$—	$(202,865)	$84,183	$—	$84,183
Stock-based compensation	—	—	—	1,381	—	1,381
Net loss and comprehensive loss	(10,772)	—	(10,772)	(10,772)	—	(10,772)
Balance as of March 31, 2023	$(213,637)	$—	$(213,637)	$74,792	$—	$74,792
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	33,017	—	33,017
Stock-based compensation	—	—	—	1,720	—	1,720
Net loss and comprehensive loss	(9,579)	(56,181)	(65,760)	(9,579)	(56,181)	(65,760)
Balance as of June 30, 2023	$(223,216)	$(56,181)	$(279,397)	$99,949	$(56,181)	$43,768
Stock-based compensation	—	—	—	1,734	—	1,734
Net loss and comprehensive loss	(10,349)	443	(9,906)	(10,349)	443	(9,906)
Balance as of September 30, 2023	$(233,565)	$(55,738)	$(289,303)	$91,335	$(55,738)	$35,597

	For the Nine Months September 30, 2023
Corrected Condensed Consolidated Statements of Cash Flows (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Net loss	$(30,700)	$(55,738)	$(86,438)
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	55,738	55,738
Net cash used in operating activities	$(30,396)	$—	$(30,396)

	As of June 30, 2023
Corrected Condensed Consolidated Balance Sheets (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Warrant liabilities	—	56,181	56,181
Total liabilities	6,836	56,181	63,017
Common stock	23	—	23
Additional paid-in capital	323,142	—	323,142
Accumulated deficit	(223,216)	(56,181)	(279,397)
Total Stockholders' Equity	$99,949	$(56,181)	$43,768

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	(56,181)	(56,181)	—	(56,181)	(56,181)
Net loss and comprehensive loss	$(9,579)	$(56,181)	$(65,760)	$(20,351)	$(56,181)	$(76,532)
Net loss per share, basic and diluted	$(0.40)	$(2.34)	$(2.74)	$(1.06)	$(2.93)	$(3.99)

	For the Six Months Ended June 30, 2023
	Accumulated Deficit			Total Stockholders' Equity
Corrected Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Balance as of December 31, 2022	$(202,865)	$—	$(202,865)	$84,183	$—	$84,183
Stock-based compensation	—	—	—	1,381	—	1,381
Net loss and comprehensive loss	(10,772)	—	(10,772)	(10,772)	—	(10,772)
Balance as of March 31, 2023	$(213,637)	$—	$(213,637)	$74,792	$—	$74,792
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	33,017	—	33,017
Stock-based compensation	—	—	—	1,720	—	1,720
Net loss and comprehensive loss	(9,579)	(56,181)	(65,760)	(9,579)	(56,181)	(65,760)
Balance as of June 30, 2023	$(223,216)	$(56,181)	$(279,397)	$99,949	$(56,181)	$43,768

	For the Six Months Ended June 30, 2023
Corrected Condensed Consolidated Statements of Cash Flows (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Net loss	$(20,351)	$(56,181)	$(76,532)
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	56,181	56,181
Net cash used in operating activities	$(18,145)	$—	$(18,145)