Form 10-Q/A
period 2024-03-31
Eledon Pharmaceuticals, Inc.
filed 2024-08-19
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”), unless the context requires otherwise, “Eledon”, the “Company”, “we”, “our", and “us” means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all of its wholly-owned subsidiaries.

This Amendment No. 1 amends the Quarterly Report on Form 10-Q of Eledon Pharmaceuticals, Inc. for the three months ended March 30, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Report”).

On May 20, 2024, the partners and professional staff of KMJ Corbin & Company LLP (“KMJ”) departed KMJ, which was engaged as the independent registered public accounting firm of the Company and joined Crowe LLP (“Crowe”). In connection with this transition, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) dismissed KMJ as the Company's independent registered public accounting firm on July 10, 2024. On July 10, 2024, following the dismissal of KMJ, the Company, through and with the approval of its Audit Committee, appointed Crowe as its independent registered public accounting firm. In the course of preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company, in consultation with Crowe, determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of (i) certain common stock warrants (the “Common Warrants”) issued by the Company in May 2023 pursuant to a Securities Purchase Agreement dated as of April 28, 2023 by and among the Company and certain institutional and accredited investors (the “Securities Purchase Agreement”), and (ii) the potential issuance of pre-funded warrants in lieu of additional shares of common stock, $0.001 par value per share (the “Subsequent Closing Warrants”), issuable by the Company in a second closing and a third closing of the Securities Purchase Agreement contingent upon the satisfaction or waiver of certain specified conditions set forth therein. This correction relates to a determination that the Common Warrants and the Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s consolidated balance sheet at their fair value for each reporting period.

On August 13, 2024, the Company’s management and the Audit Committee concluded that the previously issued (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024 and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 26, 2024 (together, the “2023 10-K”), and (ii) unaudited condensed consolidated financial statements as of and for (a) the three months ended March 31, 2024 included in the Original Report, (b) the three and nine months ended September 30, 2023 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and (c) the three and six months ended June 30, 2023 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (together, the “Impacted Reports”) were each materially misstated.

As a result, the Company’s management and the Audit Committee further determined on August 13, 2024 that the Impacted Reports require restatement (the "Restatement") and should no longer be relied upon. In connection with this Restatement of the Company’s previously-filed consolidated financial statements, the Company has also determined that a material weakness existed in its internal control over financial reporting as disclosed in Item 4. Controls and Procedures of this Amendment No. 1. In addition, KMJ notified the Company on August 13, 2024 that its Report of Independent Registered Public Accounting Firm dated March 28, 2024 on the consolidated financial statements of the Company as of and for the year ended December 31, 2023 should no longer be relied on.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 or September 30, 2023 (the “Impacted 2023 Quarterly Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding these restated periods included in Amendment No. 2 to the 2023 Form 10-K that the Company has filed with the SEC. The financial information that has been previously filed or otherwise reported for the periods covered by the Impacted Reports is superseded by the information in Amendment No. 2 to the 2023 Form 10-K (as to the fiscal year ended December 31, 2023 and, solely with respect to the information included under the caption “Restatement of Interim Financial Information” in Note 13 of the Notes to Consolidated Financial Statements included in Amendment No. 2 to the 2023 Form 10-K, as to the information included in the Impacted 2023 Quarterly Reports), as well as by this Amendment No. 1 (as to the three months ended March 31, 2024 included in the Original Report), as applicable. The errors did not result in any impact on the Company’s cash and short-term investment position, cash runway, or operations.

This Amendment No. 1 presents the Original Report, as amended and restated to date, with further modifications as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:

•
Item 1. Financial Information
•
Item 2. Management’s discussion and analysis of financial condition and results of operations.
•
Item 4. Controls and Procedures
•
Item 1A. Risk Factors

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 6 of Part II of the Original Report is being amended and restated solely to include as exhibits the certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend, modify or update any other information set forth in the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, except as necessary to reflect the Restatement, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,655	$4,612
Short-term investments	37,207	46,490
Prepaid expenses and other current assets	5,115	5,027
Total current assets	47,977	56,129
Operating lease asset, net	270	365
In-process research and development	32,386	32,386
Other assets	185	186
Total assets	$80,818	$89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,864	$967
Current operating lease liabilities	284	383
Accrued expenses and other liabilities	2,099	2,545
Total current liabilities	4,247	3,895
Deferred tax liabilities	1,752	1,752
Warrant liabilities	89,547	76,211
Total liabilities	95,546	81,858

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 24,813,130 and 24,213,130 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25	24
Additional paid-in capital	328,280	326,586
Accumulated deficit	(343,033)	(319,402)
Total stockholders’ equity (deficit)	(14,728)	7,208
Total liabilities and stockholders’ equity (deficit)	$80,818	$89,066

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)
Operating expenses
Research and development	$7,410	$8,113
General and administrative	3,459	2,997
Total operating expenses	10,869	11,110
Loss from operations	(10,869)	(11,110)
Other income, net	574	338
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(13,336)	—
Net loss and comprehensive loss	$(23,631)	$(10,772)
Net loss per share, basic and diluted	$(0.79)	$(0.75)
Weighted-average common shares outstanding, basic and diluted	29,989,400	14,285,905

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023 (As Restated)	110,086	—	4,422	$-	24,213,130	$24	$326,586	$(319,402)	$7,208
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	1,694
Net loss and comprehensive loss (as restated)	—	—	—	—	—	—	—	(23,631)	(23,631)
Balance as of March 31, 2024 (As Restated)	110,086	$—	4,422	$—	24,813,130	$25	$328,280	$(343,033)	$(14,728)

Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Stock-based compensation	—	—	—	—	—	—	1,381	—	1,381
Net loss and comprehensive loss	—	—	—	—	—	—	—	(10,772)	(10,772)
Balance as of March 31, 2023	117,970	$—	6,204	$—	13,776,788	$14	$288,415	$(213,637)	$74,792

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)
Cash flows used in operating activities:
Net loss	$(23,631)	$(10,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease asset	95	92
Accretion on investment discounts	(500)	—
Stock-based compensation	1,694	1,381
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	13,336	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(87)	471
Accounts payable, accrued expenses and other liabilities	451	(1,018)
Operating lease liabilities	(99)	(78)
Net cash used in operating activities	(8,741)	(9,924)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(12,917)	—
Proceeds from maturities of available-for-sale short-term investments	22,700	—
Net cash provided by investing activities	9,783	—
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	1	—
Net cash provided by financing activities	1	—
Net change in cash and cash equivalents	1,043	(9,924)
Cash and cash equivalents at beginning of period	4,612	56,409
Cash and cash equivalents at end of period	$5,655	$46,485

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

Restatement of Previously Issued Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, the Company determined that the Common Warrants and the Subsequent Closing Warrants (See Note 9) do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” (“ASC 815-40”) and must instead be recorded as liabilities on the Company’s balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. As a result, the Company determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of the Common Warrants and the Subsequent Closing Warrants. Certain prior period financial statements and financial information are presented herein as restated. See Note 13 for further information.

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

The Company had a net loss of $23.6 million for the three months ended March 31, 2024 and an accumulated deficit of $343.0 million as of March 31, 2024, as a result of incurring losses since its inception. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) shares of common stock and warrants in a series of three potential closings. On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock, pre-funded warrants to purchase 6,421,350 shares of common stock and additional common stock warrants to purchase 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof). The Company may receive up to an additional $105.0 million in tranche financing in a second and a third closing, (the “Second Closing” and “Third Closing,” respectively), subject to the satisfaction or waiver of specified conditions, including achieving specified clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all common stock warrants issued in the initial closing of the 2023 Private Placement. See Note 9. “Stockholders’ Equity (Deficit)” for further information regarding the 2023 Private Placement.

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

Note 3. Summary of Significant Accounting Policies (As Restated)

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Eledon for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2024, as amended on each of April 26, 2024 and Augsut 19, 2024 (together, the "Amended Form 10K"). The results of operations and comprehensive loss for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation expense, warrant liabilities, the fair value of right-of-use assets and liabilities, accruals for liabilities, impairment of long-lived assets, and other matters that affect the consolidated financial statements and related disclosures. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

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

Warrant Liabilities

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 815-40. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the condensed consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands). Included within cash and cash equivalents on the condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

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

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 9) measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$89,547	$89,547

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$76,211	$76,211

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs:

Warrants
Balance as of December 31, 2023	$76,211
Change in fair value of warrant liabilities	13,336
Balance as of March 31, 2024	$89,547

The change in fair value of warrant liabilities of $13.3 million was recorded in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024.

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

Note 9. Stockholders’ Equity (Deficit) (As Restated)

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

Each share of the Series X1 or X non-voting convertible preferred stock (the “Preferred Stock”) is convertible into 55.5556 shares of common stock, at the option of the holder at any time, subject to certain limitations, including, that the holder will be prohibited from converting the Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% or 9.9% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock or Series X1 Preferred Stock, respectively. The holder of the Preferred Stock is entitled to receive dividends on shares of the Preferred Stock equal (on an as-if-converted-to-common-stock basis and without regard to any beneficial ownership limitations) to and in the same form as dividends actually paid on shares of the common stock. No other dividends will be paid on shares of the Preferred Stock. In the event of any liquidation, dissolution or winding up, the holder of the Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Preferred Stock were fully converted to common stock, which amounts shall be paid pari passu with all holders of common stock. Shares of the Preferred Stock will generally have no voting rights, except as required by law and except that consent of a majority of the holders of either series of outstanding Preferred Stock will be required to amend the terms of such series.

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

In August 2024, the Company concluded that the Common Warrants, and the potential issuance of Pre-Funded Warrants in lieu of additional shares of common stock in the Second and Third Closings (the “Subsequent Closing Warrants”) do not meet the conditions to be classified as equity instruments under ASC 815-40 and must instead be recorded as liabilities on the Company’s consolidated balance sheets at their fair value and remeasured at fair value for each subsequent reporting period.

The valuation of the Common Warrants and the Subsequent Closing Warrants is adjusted to fair value (Level 3) at each balance sheet date until the Common Warrants and the Subsequent Closing Warrants are settled or expired.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of Common Warrants and Subsequent Closing Warrants of March 31, 2024 and December 31, 2023 as follows:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.20%	3.84% - 3.88%
Expected volatility	91.92% - 93.23%	89.08% - 94.28%
Expected term (years)	4.25- 5.75	4.5 - 6.0
Share price	$2.06	$1.80

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

Roll-Forward of Series X1 Non-Voting Convertible Preferred Warrant Activity
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

	For the Three Months Ended March 31,
	2024	2023
(In thousands, except share and per share data)	(As Restated)
Net loss used in the calculation of basic and diluted loss per share	$(23,631)	$(10,772)
Net loss per share, basic and diluted	$(0.79)	$(0.75)
Weighted-average number of common shares, basic and diluted	29,989,400	14,285,905

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

Note 13. Restatement of Previously Issued Consolidated Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, the Company determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of the Common Warrants and the Subsequent Closing Warrants, issuable by the

Company in the Second and Third Closing contingent upon the satisfaction or waiver of certain specified conditions set forth therein (such correction, the “Restatement”; see Note 9).

The Company has historically reported the Common Warrants and Subsequent Closing Warrants as equity instruments, because (i) of the respective holders’ ability to settle the Common Warrants and Subsequent Closing Warrants by issuance of a fixed number of shares of common stock or Pre-funded Warrants and (ii) the Common Warrants and Subsequent Closing Warrants contain a fixed exercise price and contain no cash settlement obligation. However, in the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, management of the Company concluded that the Common Warrants and the Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s balance sheet at their fair value and remeasured at fair value for each subsequent reporting period, with the initial fair value and fair value of financial instruments issued in excess of proceeds and any change in fair value recorded in the condensed consolidated statements of operations and comprehensive income as a gain or loss.

Management prepared a quantitative and qualitative analysis of the errors in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the impact of the errors are material to the Company's previously reported interim unaudited condensed consolidated financial statements for the three months ended March 31, 2024. As a result, the Company has restated its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Comprehensive Loss, Condensed Consolidated Statement of Stockholders' Equity (Deficit), and Condensed Consolidated Statement of Cash Flows as of and for the three months ended March 31, 2024. The Restatement includes adjustments to Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, Warrant liabilities and Accumulated Deficit.

The impact of the correction of the misstatements is summarized below (in thousands):

	As of March 31, 2024
Corrected Condensed Consolidated Balance Sheets (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Warrant liabilities	—	89,547	89,547
Total liabilities	5,999	89,547	95,546
Common stock	25	—	25
Additional paid-in capital	328,280	—	328,280
Accumulated deficit	(253,486)	(89,547)	(343,033)
Total Stockholders' Equity (Deficit)	$74,819	$(89,547)	$(14,728)

	Three Months Ended March 31, 2024
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	(13,336)	(13,336)
Net loss and comprehensive loss	$(10,295)	$(13,336)	$(23,631)
Net loss per share, basic and diluted	$(0.34)	$(0.45)	$(0.79)

	Three Months Ended March 31, 2024
	Accumulated Deficit			Total Stockholders' Equity (Deficit)
Corrected Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Balance as of December 31, 2023	$(243,191)	$(76,211)	$(319,402)	$83,419	$(76,211)	$7,208
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	1	—	1
Stock-based compensation	—	—	—	1,694	—	1,694
Net loss and comprehensive loss	(10,295)	(13,336)	(23,631)	(10,295)	(13,336)	(23,631)
Balance as of March 31, 2024 (As Restated)	$(253,486)	$(89,547)	$(343,033)	$74,819	$(89,547)	$(14,728)

	Three Months Ended March 31, 2024
Corrected Condensed Consolidated Statements of Cash Flows (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Net loss	$(10,295)	$(13,336)	$(23,631)
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	13,336	13,336
Net cash used in operating activities	$(8,741)	$-	$(8,741)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of the condensed consolidated financial statements presented in the Original Report discussed in the Explanatory Note, Item 4. Controls and Procedures and Note 13 of the Notes to Financial Statements included in this Amendment No. 1. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 2 has been amended and this Item 2 does not reflect any events occurring after the Original Report. For further information, please refer to the Explanatory Note, Item 4. Controls and Procedures and Note 13 of the Notes to Financial Statements included in this Amendment No. 1.

The unaudited interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, as amended on each of April 26, 2024 and August 19, 2024 (together, the “Amended Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

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

CRITICAL ACCOUNTING ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of our Amended Form 10-K for the year ended December 31, 2023, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024, as compared to those disclosed in the Amended Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table provides comparative unaudited results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Variance
	(As Restated)
Operating expenses:
Research and development	$7,410	$8,113	$(703)
General and administrative	3,459	2,997	462
Total operating expenses	10,869	11,110	(241)
Loss from operations	(10,869)	(11,110)	241
Other income, net	574	338	236
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(13,336)	—	(13,336)
Net loss and comprehensive loss	$(23,631)	$(10,772)	$(12,859)

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

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

For the three months ended March 31, 2024, the change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds increased by $13.3 million. The increase represents an increase in the fair value of the Common Warrants and the Subsequent Closing Warrants.

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

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of March 31, 2024, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Amended Form 10-K.

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

Operating Activities

For the three months ended March 31, 2024, operating activities used $8.7 million of cash, which primarily consisted of our net loss of $23.6 million. Operating activities include adjustments for certain non-cash charges including $13.3 million due to a change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, $1.7 million of stock-based compensation, and $0.1 million of operating lease amortization, partially offset by accretion of investment discounts of $0.5 million. Net operating assets and liabilities changed by $0.3 million, primarily driven by an increase in accounts payable and accrued expenses of $0.5 million, a decrease in operating lease liability of $0.1 million and an increase in prepaid expenses and other assets of $0.1 million.

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

Based on this evaluation as of March 31, 2024 and as disclosed in the Original Report, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the Original Report, management, under the supervision of our principal executive officer and principal financial officer, re-evaluated the assessment of effectiveness of our disclosure controls and procedures in connection with the Restatement and material weakness identified in the course of preparing our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024. Based upon that re-evaluation, management has concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of March 31, 2024, in light of the material weakness identified in our internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

In the course of preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, our management concluded that the Common Warrants and Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s condensed consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. In light of this determination, on August 13, 2024, management and the audit committee of our Board of Directors together concluded that our previously issued (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2023 and (ii) unaudited condensed financial statements as of and for (a) the three months ended March 31, 2024 included in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024, (b) the three and nine months ended September 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and (c) the three and six months ended June 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (together, the “Impacted Reports”) were each materially misstated.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the three months ended March 31, 2024 is $23.6 million. As of three months ended March 31, 2024, the Company had cash and cash equivalents and short-term investments of $42.9 million, working capital of $43.7 million and an accumulated deficit of $343.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Compliance Matters

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

As described in Part I, Item 4 of this report, we have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weaknesses or otherwise successfully maintain internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Additionally, as we become a larger company, we will become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires our independent auditors to document and test our internal controls. These additional requirements are costly, and our auditors may identify control deficiencies.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
+	Filed with the Original Report.
++	Furnished with the Original Report.

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