Form 10-Q
period 2024-06-30
Eledon Pharmaceuticals, Inc.
filed 2024-08-19
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024 there were 39,655,702 shares of the Registrant’s common stock outstanding.

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
•
our estimates regarding our liquidity, expenses, capital requirements and needs for additional financing;
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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,039	$4,612
Short-term investments	57,571	46,490
Prepaid expenses and other current assets	3,611	5,027
Total current assets	87,221	56,129
Operating lease asset, net	621	365
In-process research and development	32,386	32,386
Other assets	255	186
Total assets	$120,483	$89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,148	$967
Current operating lease liabilities	269	383
Accrued expenses and other liabilities	3,608	2,545
Total current liabilities	6,025	3,895
Deferred tax liabilities	1,752	1,752
Non-current operating lease liabilities	386	—
Warrant liabilities	120,821	76,211
Total liabilities	128,984	81,858

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 38,506,614 and 24,213,130 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	39	24
Additional paid-in capital	379,400	326,586
Accumulated deficit	(387,940)	(319,402)
Total stockholders’ equity (deficit)	(8,501)	7,208
Total liabilities and stockholders’ equity (deficit)	$120,483	$89,066

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Operating expenses
Research and development	$10,106	$7,201	$17,516	$15,314
General and administrative	4,396	3,153	7,855	6,150
Total operating expenses	14,502	10,354	25,371	21,464
Loss from operations	(14,502)	(10,354)	(25,371)	(21,464)
Other income, net	869	775	1,443	1,113
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(31,274)	(56,181)	(44,610)	(56,181)
Net loss and comprehensive loss	$(44,907)	$(65,760)	$(68,538)	$(76,532)
Net loss per share, basic and diluted	$(1.06)	$(2.74)	$(1.90)	$(3.99)
Weighted-average common shares outstanding, basic and diluted	42,278,411	24,006,549	36,133,906	19,173,080

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023 (As Restated)	110,086	—	4,422	$-	24,213,130	$24	$326,586	$(319,402)	$7,208
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	1,694
Net loss and comprehensive loss	—	—	—	—	—	—	—	(23,631)	(23,631)
Balance as of March 31, 2024 (As Restated)	110,086	$—	4,422	$—	24,813,130	$25	$328,280	$(343,033)	$(14,728)
Issuance of common stock and pre-funded warrants in connection with 2024 Securities Purchase Agreement, net of issuance costs	—	—	—	—	13,110,484	13	48,057	—	48,070
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	583,000	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	3,063	—	3,063
Net loss and comprehensive loss	—	—	—	—	—	—	—	(44,907)	(44,907)
Balance as of June 30, 2024	110,086	$—	4,422	$—	38,506,614	$39	$379,400	$(387,940)	$(8,501)

Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Stock-based compensation	—	—	—	—	—	—	1,381	—	1,381
Net loss and comprehensive loss	—	—	—	—	—	—	—	(10,772)	(10,772)
Balance as of March 31, 2023	117,970	$—	6,204	$—	13,776,788	$14	$288,415	$(213,637)	$74,792
Issuance of common stock and pre-funded warrants in connection with 2023 Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	—	99,000	—	—	—	—
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	—	—	—	437,977	—	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	1,720	—	1,720
Net loss and comprehensive loss	—	—	—	—	—	—	—	(65,760)	(65,760)
Balance as of June 30, 2023 (As Restated)	110,086	$—	4,422	$—	23,043,933	$23	$323,142	$(279,397)	$43,768

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
		(As Restated)
Cash flows used in operating activities:
Net loss	$(68,538)	$(76,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease termination	(10)	—
Amortization of operating lease asset	192	186
Accretion on investment discounts	(951)	(97)
Stock-based compensation	4,757	3,101
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	44,610	56,181
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,347	791
Accounts payable, accrued expenses and other liabilities	2,244	(1,603)
Operating lease liabilities	(166)	(172)
Net cash used in operating activities	(16,515)	(18,145)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(49,230)	(30,334)
Proceeds from maturities of available-for-sale short-term investments	39,100	—
Net cash used in investing activities	(10,130)	(30,334)
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	48,072	33,017
Net cash provided by financing activities	48,072	33,017
Net change in cash and cash equivalents	21,427	(15,462)
Cash and cash equivalents at beginning of period	4,612	56,409
Cash and cash equivalents at end of period	$26,039	$40,947
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Common stock exchanged for X and X1 non-voting convertible preferred stock	$—	$1
Increase in operating lease asset and liability due to new lease	$448	$—

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

The Company had a net loss of $68.5 million for the six months ended June 30, 2024, negative cash flows from operations of $16.5 million and an accumulated deficit of $387.9 million as of June 30, 2024, as a result of incurring losses since its inception. The Company expects to continue to incur net losses into the foreseeable future in connection with its ongoing activities, particularly as the Company expands its clinical program with tegoprubart, continues the research and development of, and seeks marketing approval for, its product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company has financed operations primarily by net proceeds from the sale of preferred and common stock and warrants.

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) shares of common stock and warrants in a series of three potential closings. On May 5, 2023, the initial closing occurred and the Company received $35.0 million, in exchange for 8,730,168 shares of common stock, pre-funded warrants to purchase 6,421,350 shares of common stock and additional common stock warrants to purchase 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof). As described in Note 12, on July 8, 2024, the Company completed the sale of 909,088 shares of its common stock, $0.001 par value share, pursuant to a second closing under the 2023 Securities Purchase Agreement (the "Second Closing"). The sale resulted in gross proceeds to the Company of approximately $2.1 million, or net proceeds of approximately $2.0 million after deducting offering costs. Effective with this sale, the Company is no longer obliged to sell, and investors are no longer obliged to purchase, additional shares of the Company's common stock in the Second Closing. The Company may receive up to an additional $58.3 million in tranche financing in a third closing, (the “Third Closing”), subject to the satisfaction or waiver of specified conditions, including achieving specified clinical development milestones, volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all common stock warrants issued in the initial closing of the 2023 Private Placement. See Note 9. “Stockholders’ Equity (Deficit)” for further information regarding the 2023 Private Placement.

On May 6, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Private Placement resulted in gross proceeds to the Company of $50.0 million, or net proceeds of approximately $48.1 million after deducting offering costs.

Due to the contingent nature of the exercise of the common stock warrants and the Third Closing, accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to exclude them from its going concern analysis. If these events do not occur or the Company is unable to raise additional capital or is unable to do so on acceptable terms, it will be forced to significantly alter its business strategy, substantially curtail its current operations, or liquidate and cease operations altogether.

As of June 30, 2024, the Company had cash and cash equivalents and short-term investments of approximately $83.6 million.

However, in view of the Company’s expectation to incur significant losses for the foreseeable future and uncertainty with regard to the timing and amount of expenditures for progression of continued development, the Company will be required to raise additional capital to finance its operation. However, the availability of, and the Company’s access, to such resources is not assured. Accordingly, management believes that there is substantial doubt about regarding the Company’s ability to continue operating as a going concern for a year from the date these financial statements are issued.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2024, as amended on each of April 26, 2024 and August 19, 2024 (together, the “Amended Form 10-K”). The results of operations and comprehensive loss for the three and six months ended June 30, 2024 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Risks and Uncertainties

As of June 30, 2024 and December 31, 2023, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three and six months ended June 30, 2024.

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

Warrant Liabilities

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the condensed consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government securities	$47,837	$47,837	$33,213	$33,213
U.S. government agency securities	9,734	9,734	13,277	13,277
Total short-term investments	$57,571	$57,571	$46,490	$46,490

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,949	$—	$—	$3,949
U.S. government securities	21,230	—	—	21,230
Total cash equivalents	$25,179	$—	$—	$25,179

Short-term investments:
U.S. government securities	$—	$47,837	$—	$47,837
U.S. government agency securities	—	9,734	—	9,734
Total short-term investments	$—	$57,571	$—	$57,571

Total financial assets	$25,179	$57,571	$—	$82,750

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,246	$—	$—	$4,246
Total cash equivalents	$4,246	$—	$—	$4,246

Short-term investments:
U.S. government securities	$—	$33,213	$—	$33,213
U.S. government agency securities	—	13,277	—	13,277
Total short-term investments	$—	$46,490	$—	$46,490

Total financial assets	$4,246	$46,490	$—	$50,736

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 9) measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$120,821	$120,821

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$76,211	$76,211

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs:

Warrants
Balance as of December 31, 2023	$76,211
Change in fair value of warrant liabilities	44,610
Balance as of June 30, 2024	$120,821

The change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds of $44.6 million was recorded in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid clinical	$2,907	$4,128
Prepaid insurance	260	624
Prepaid other	287	185
Other current assets	157	90
Total prepaid expenses and other current assets	$3,611	$5,027

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation and related expenses	$1,561	$2,003
Accrued clinical	1,248	451
Accrued professional services	94	47
Accrued other	705	44
Total accrued expenses and other liabilities	$3,608	$2,545

Included in other accrued expenses and other liabilities, as of June 30, 2024 are advance deposits from certain institutional and accredited investors for the sale of common stock pursuant to the Second Closing. See Note 12. Subsequent Events for additional information.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended June 30, 2024 and 2023 and $0.2 million for each of the six months ended June 30, 2024 and 2023.

On April 19, 2024, the Company entered into a 38-month operating lease for 5,817 square feet of office space in Irvine, California, that expires on June 30, 2027 (the “Lease Agreement”). On April 19, 2024, in conjunction with the Lease Agreement, the Company terminated an existing operating lease for 5,197 square feet of office space in Irvine, California, that was set to expire on December 31, 2024. On April 19, 2024, the effective date of the Lease Agreement, the Company recognized additional net ROU assets and lease liabilities in the amount of $0.5 million.

On November 4, 2021, the Company entered into an operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 20, 2024.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately 3 years and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Operating lease cost(a)	$203	$199
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114	$181
Weighted-average remaining lease term
Operating leases	1.67 years	1.45 years
Discount rate
Operating leases	2.12%	2.49%

All noncancelable operating leases have remaining terms of less than one year. Future payments for these noncancelable operating leases for the remainder of the current fiscal year are as follows (in thousands):

June 30,
2024
2024 (remainder of)	$185
2025	191
2026	197
2027	100
Total minimum lease payments	673
Less imputed interest	(18)
Present value of lease liabilities	655
Less current portion of operating lease liabilities	(269)
Non-current operating lease liabilities	$386

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during the six months ended June 30, 2024 or 2023.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Management is not aware of any contingent liabilities requiring accrual at June 30, 2024.

Note 9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding, respectively, at each of June 30, 2024 and December 31, 2023; and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding, respectively, at each of June 30, 2024 and December 31, 2023.

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

2021 Equity Distribution Agreement

On March 31, 2021, the Company filed a registration statement on Form S-3 containing a prospectus and prospectus supplement under which the Company may offer and sell up to $75.0 million in shares of its common stock, from time to time, pursuant to an open market sale agreement with Jefferies LLC and by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “ATM Program”). Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the ATM Program, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of June 30, 2024, the Company was permitted to sell up to $33.5 million of shares of common stock pursuant to the ATM Program under the SEC’s “baby shelf rules.” The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million. Through June 30, 2024, no shares of common stock had been sold under the ATM program. The Form S-3 registration statement pursuant to which the ATM Program was registered expired in May 2024 and no shares of common stock were able to be sold under the ATM Program after that date.

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

On May 5, 2023, the initial closing occurred and the Company received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. As described in Note 12, on July 8, 2024, the Second Closing occurred and the Company received gross proceeds of $2.1 million, or net proceeds of approximately $2.0 million after deducting offering costs, in exchange for 909,088 shares of common stock. The Company may receive an additional

$58.3 million upon sale of the shares to be issued in the Third Closing, subject to the satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement.

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

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted as of June 30, 2024 as follows:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.33%	3.84% - 3.88%
Expected volatility	91.90% - 97.15%	89.08% - 94.28%
Expected term (in years)	4.0 - 5.5	4.5 - 6.0
Share price	$2.64	$1.80

2024 Securities Purchase Agreement

On May 6, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) (see Note 9) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of the Company’s common stock, $0.001 par value per share at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or 9.99% as determined by holder of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted.

The 2024 Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital. The 2024 Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the 2024 Pre-Funded Warrants do not provide any guarantee of value or return.

The 2024 Private Placement resulted in gross proceeds to the Company of $50.0 million, or net proceeds of approximately $48.1 million after deducting offering costs. The Company intends to use the net proceeds from the 2024 Private Placement to fund pre-commercial activities for its products and general corporate purposes.

In connection with the 2024 Private Placement, the Company filed on May 24, 2024, a registration statement on Form S-3 (“Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The Registration Statement became effective on June 5, 2024.

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

Exercise of Pre-Funded Warrants from 2023 Securities Purchase Agreement

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

On May 7, 2024, the Exercising Stockholder exercised Pre-Funded Warrants to purchase 583,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On May 9, 2024, the Company issued 583,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Common Stock Warrants

As of June 30, 2024, there were 28,361,237 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	All Other Warrants	Total
Balance as of December 31, 2023	15,151,518	5,776,270	636,514	21,564,302
Issued	—	7,989,516	—	7,989,516
Exercised	—	(1,183,000)	—	(1,183,000)
Cancelled/Expired	—	—	(9,581)	(9,581)
Balance as of June 30, 2024	15,151,518	12,582,786	626,933	28,361,237

Preferred Stock Warrants

As of June 30, 2024, there were 50,207.419 warrants exercisable into Series X1 Non-Voting Convertible Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion limitations).

Roll-Forward of Series X1 Non-Voting Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2023	50,207.419
Issued	—
Exercised	—
Balance as of June 30, 2024	50,207.419

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

As described in Note 12, on July 10, 2024, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company's 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company’s common stock that may be delivered pursuant to all awards granted under the 2020 Incentive Plan by an additional 3,500,000 shares so that the new aggregate share limit under the 2020 Plan is 17,960,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from November 15, 2030 to April 28, 2034.

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

In December 2023, the Company amended the performance-based vesting requirements with its named executive officers and other employees that upon the Second Closing and Third Closing, a full or prorated amount of each closing installment shall vest based on the percentage of funding received relative to the total funding opportunity represented by the investors’ Second Closing and Third Closing subscription amounts. On June 13, 2024, the performance-based vesting requirement based on the milestones applicable to the Second Closing were satisfied, and 1,980,952 stock options were granted.

The 2014 Plan was closed to new grants following the initial approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of June 30, 2024. The number of shares reserved for issuance under the 2020 Plan and ESPP was 2,988,117 and 24,077 shares, respectively, as of June 30, 2024.

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$816	$455	$1,166	$852
General and administrative	2,247	1,265	3,591	2,249
Total stock-based compensation	$3,063	$1,720	$4,757	$3,101

Note 11. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023 include 12,582,786 and 6,930,467, reflectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
(In thousands, except share and per share data)		(As Restated)		(As Restated)
Net loss used in the calculation of basic and diluted loss per share	$(44,907)	$(65,760)	$(68,538)	$(76,532)
Net loss per share, basic and diluted	$(1.06)	$(2.74)	$(1.90)	$(3.99)
Weighted-average number of common shares, basic and diluted	42,278,411	24,006,549	36,133,906	19,173,080

The computation of diluted earnings per share excludes incentive stock options, restricted stock units and warrants that are anti-dilutive. The following table provides a summary as of June 30, 2024 and 2023 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2024	2023

Stock options outstanding and other equity awards	15,223,757	6,686,360
Common and preferred warrants outstanding	18,567,751	18,577,332
Total	33,791,508	25,263,692

Note 12. Subsequent Events

Second Closing of 2023 Securities Purchase Agreement

On July 8, 2024, the Company completed the sale of 909,088 shares of its common stock, $0.001 par value share, pursuant to the Second Closing under the 2023 Securities Purchase Agreement. The sale resulted in gross proceeds to the Company of approximately $2.1 million or net proceeds of approximately $2.0 million after deducting offering costs. This sale resulted in a $43.9 million reduction to warrant liabilities and a $43.9 million change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds on the condensed consolidated statement of operations.

Amendment to the 2020 Long Term Incentive Plan

On July 10, 2024, the Company held its Annual Meeting and the Company's stockholders approved an amendment to the 2020 Plan. The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company's common stock that may be delivered pursuant to all awards granted under the 2020 Plan by an additional 3,500,000 shares so that the new aggregate share limit under the 2020 Plan is 17,960,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from April 26, 2033 to May 28, 2034.

Exercise of Pre-Funded Warrants Issued Pursuant to 2023 Securities Purchase Agreement

On July 11, 2024, the Exercising Stockholder, exercised Pre-Funded Warrants to purchase 240,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. The Company issued 240,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Note 13. Restatement of Previously Issued Consolidated Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, the Company determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of the Common Warrants and the Subsequent Closing Warrants, issuable by the Company in the Second and Third Closing contingent upon the satisfaction or waiver of certain specified conditions set forth therein (See Note 9).

The Company has historically reported the Common Warrants and Subsequent Closing Warrants as equity instruments, because (i) of the respective holders’ ability to settle the Common Warrants and Subsequent Closing Warrants by issuance of a fixed number of shares of common stock or Pre-funded Warrants and (ii) the Common Warrants and Subsequent Closing Warrants contain a fixed exercise price and contain no cash settlement obligation. However, in the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, management of the Company concluded that the Common Warrants and the Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, and must instead be recorded as liabilities on the Company’s balance sheet at their fair value and remeasured at fair value for each subsequent reporting period, with the initial fair value and fair value of financial instruments issued in excess of proceeds and any change in fair value recorded in the condensed consolidated statements of operations and comprehensive income as a gain or loss.

Management prepared a quantitative and qualitative analysis of the errors in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the impact of the errors are material to the Company's previously reported interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023. As a result, the Company has restated its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Comprehensive Loss, Condensed Consolidated Statement of Stockholders' Equity, and Condensed Consolidated Statement of Cash Flows as of and for the three and six months ended June 30, 2023. The restatement includes adjustments to Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, Additional paid-in capital, and Accumulated Deficit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited condensed consolidated financial statements and accompanying notes for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, as amended on each of April 26, 2024 and August 19, 2024 (together, the “Amended Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

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

We reported interim safety and efficacy results from the Phase 1b clinical trial in March 2023, and provided updated data in November 2023 and June 2024. At the time of the June 2024 update, which reported data as of April 3, 2024, results from the 13 participants in the Phase 1b trial support tegoprubart’s potential to protect organ function in patients undergoing kidney transplantation. Data from historical studies using standard of care, calcineurin inhibitor-based, immunosuppression therapy typically report aggregate mean estimated glomerular filtration rates (eGFRs) of approximately 50 mL/min/1.73m2 during the first year after kidney transplant. In the ongoing Phase 1b trial, as of April 3, 2024, mean eGFR was above 60 mL/min/1.73m² at each reported time points after day 30, with an overall mean eGFR of 70.5 mL/min/1.73m² for all the reported time points after day 30 post-transplant. Two participants completed 12 months on therapy post-transplant, and both demonstrated mean eGFRs above 90 mL/min/1.73m² at one-year post-transplant. The interim results demonstrated that tegoprubart is generally safe and well tolerated in patients undergoing de novo kidney transplantation. As of April 3, 2024, three subjects have discontinued the study due to hair loss and fatigue, viral infection, and rejection, respectively. There have been no cases of hyperglycemia, new onset diabetes, or tremor, all of which are side effects often associated with standard of care immunosuppression therapy. There have been no cases of graft loss or death.

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

In October 2023, the Company enrolled the first participant in a Phase 2 open-label extension (OLE) study which is designed to evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in both the ongoing Phase 1b and BESTOW studies.

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

In January 2024, we announced that tegoprubart will be utilized in an investigator-initiated trial, at the University of Chicago Pancreatic and Islet Cell Transplant Program. This is a pilot study assessing the safety of using a monoclonal antibody against CD40 ligand to achieve a calcineurin inhibitor-free immunosuppression regimen in patients with type 1 diabetes mellitus undergoing islet cell transplantation. The Company is not funding this trial but is supplying tegoprubart. In May 2024, the University of Chicago's Pancreatic and Islet Cell Transplant Program announced the first participant was enrolled in this investigator-initiated trial.

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

Financing Activities

On April 28, 2023, we entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of our common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing (the “Second Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing (the “Third Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Pre-Funded Warrants and Common Warrants are subject to specified beneficial ownership limitations, which are generally set at 9.99% of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

On May 5, 2023, the initial closing occurred and we received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock. On July 8, 2024, the Second Closing occurred and we received gross proceeds of approximately $2.1 million, or net proceeds of approximately $2.0 million after deducting offering costs. We may receive an additional $58.3 million upon sale of the shares to be issued in the Third Closing, subject to satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement.

In connection with the 2023 Private Placement, the Company filed a registration statement on Form S-3 with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which became effective on June 2, 2023.

On May 6, 2024, we entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of our common stock, $0.001 par value per share at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or 9.99% as determined by holder of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted.

The 2024 Private Placement resulted in gross proceeds to the Company of $50.0 million, or net proceeds of approximately $48.1 million after deducting offering costs. We intend to use the net proceeds from the 2024 Private Placement to fund pre-commercial activities for its products and general corporate purposes.

In connection with the 2024 Private Placement, on May 24, 2024, we filed a registration statement on Form S-3 (“Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The Registration Statement became effective on June 5, 2024.

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

CRITICAL ACCOUNTING ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of our Amended Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024, as compared to those disclosed in the Amended Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table provides comparative unaudited results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Variance
		(As Restated)
Operating expenses:
Research and development	$10,106	$7,201	$2,905
General and administrative	4,396	3,153	1,243
Total operating expenses	14,502	10,354	4,148
Loss from operations	(14,502)	(10,354)	(4,148)
Other income, net	869	775	94
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(31,274)	(56,181)	24,907
Net loss and comprehensive loss	$(44,907)	$(65,760)	$20,853

Research and Development Expenses

Research and development expenses increased $2.9 million, to $10.1 million for the three months ended June 30, 2024, as compared to $7.2 million for the three months ended June 30, 2023. The increase in research and development expenses was primarily driven by an increase in expenses related to the production of clinical trial materials of $1.6 million, an increase in clinical development expenses with external contract research organizations of $0.7 million, higher non-cash stock-based compensation expenses of $0.4 million and an increase employee compensation and benefit expense of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased $1.2 million to $4.4 million for the three months ended June 30, 2024, as compared to $3.2 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily driven by higher non-cash stock-based compensation expenses of $1.0 million and an increase in professional services of $0.1 million and general operating expenses of $0.1 million.

Other Income, Net

The change in other income, net was primarily due to an increase in interest income attributable to favorable interest rates and higher cash equivalents and short-term investment balances for the three months ended June 30, 2024.

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

For the three months ended June 30, 2024, the fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds decreased by $24.9 million to $31.3 million. The loss from the change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds was caused by an increase in the price of our common stock from March 31, 2024 to June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table provides comparative unaudited results of operations for the six months ended June 30, 2024, and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Variance
		(As Restated)
Operating expenses:
Research and development	$17,516	$15,314	$2,202
General and administrative	7,855	6,150	1,705
Total operating expenses	25,371	21,464	3,907
Loss from operations	(25,371)	(21,464)	(3,907)
Other income, net	1,443	1,113	330
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(44,610)	(56,181)	11,571
Net loss and comprehensive loss	$(68,538)	$(76,532)	$7,994

Research and Development Expenses

Research and development expenses increased $2.2 million, to $17.5 million for the six months ended June 30, 2024, as compared to $15.3 million for the six months ended June 30, 2023. The increase in research and development expenses was primarily driven by an increase in expenses related to the production of clinical trial materials of $0.8 million, an increase in employee compensation and benefit expense of $0.7 million, an increase of clinical development expenses with external contract research organizations of $0.4 million and higher non-cash stock-based compensation expenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased $1.7 million to $7.9 million for the six months ended June 30, 2024, as compared to $6.2 million for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily driven by higher non-cash stock-based compensation expenses of $1.3 million, an increase in professional fees of $0.2 million and an increase in employee compensation and benefit expense of $0.1 million and an increase in general operating costs of $0.1 million.

Other Income, Net

The change in other income, net was primarily due to an increase in interest income attributable to favorable interest rates and higher cash equivalents and short-term investment balances for the six months ended June 30, 2024 and 2023.

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

For the six months ended June 30, 2024, the fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds decreased by $11.6 million to $44.6 million. The loss from the change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds was caused by an increase in the price of our common stock from December 31, 2023 to June 30, 2024.

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

As of June 30, 2024, we had cash and cash equivalents and short-term investments of approximately $83.6 million, and we received approximately $50.0 million of gross proceeds, or net proceeds of approximately $48.1 million after deducting offering costs, in connection with the May 6, 2024 private placement described in Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q (the “2024 Private Placement”). The approximate $48.1 million of net proceeds received in conjunction with the 2024 Private Placement, in addition to existing cash and cash equivalents and short-term investments as of June 30, 2024, is expected to provide us with sufficient liquidity through approximately December 2025. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, and the sale of warrants. Additionally, in view of our expectation to incur significant losses for the foreseeable future we will be required to raise additional capital resources in the future in order to fund our operations, although the availability of, and the Company’s access to, such resources is not assured. Accordingly, management believes that there will be substantial doubt regarding our ability to continue operating as a going concern if we are unable to raise additional capital to finance our operations. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available resources sooner than we currently expect. In addition, we may receive up to an additional $58.3 million in tranche financing in the Third Closing of the 2023 Private Placement, subject to satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement. There is no assurance that the milestones required for the Third Closing will be satisfied or waived or that the Common Warrants will be exercised. If these events do not occur or if we are unable to secure additional capital on acceptable terms or at all, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of June 30, 2024, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Amended Form 10-K.

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. As a result of the shares of our common stock issued in the 2023 Private Placement and the 2024 Private Placement or that may be issuable in the Third Closing of the 2023 Private Placement or upon the exercise of the Pre-Funded Warrants or the Common Warrants, our stockholders’ ownership interests will be diluted. To the extent that we raise additional capital through the sale of additional equity or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see the section of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
		(As Restated)
Net cash used in operating activities	$(16,515)	$(18,145)
Net cash used in investing activities	(10,130)	(30,334)
Net cash provided by financing activities	48,072	33,017
Net change in cash and cash equivalents	$21,427	$(15,462)

Operating Activities

For the six months ended June 30, 2024, operating activities used $16.5 million of cash, which primarily consisted of our net loss of $68.5 million. Operating activities include adjustments for certain non-cash charges including $44.6 million due to a change in warrant liabilities and fair value of financial instruments issued in excess of proceeds, $4.8 million of stock-based compensation, and $0.2 million of operating lease amortization, partially offset by accretion of investment discounts of $1.0 million and gain on lease termination. Net operating assets and liabilities changed by $3.4 million, primarily driven by an increase in accounts payable and accrued expenses of $2.2 million, a decrease in prepaid expenses and other assets of $1.3 million and an increase in operating lease liability of $0.2 million.

For the six months ended June 30, 2023, operating activities used $18.1 million of cash, which primarily consisted of our net loss of $44.0 million. Operating activities include adjustments for certain non-cash charges including $23.2 million due to a change in warrant liabilities, $3.1 million of stock-based compensation, and $0.2 million of operating lease amortization, partially offset by accretion of investment discounts of $0.1 million. Net operating assets and liabilities changed by $1.0 million, primarily driven by a decrease in accounts payable and accrued expenses of $1.6 million, an increase in operating lease liability of $0.2 million and a decrease in prepaid expenses and other assets of $0.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $10.1 million. Cash used to purchase $49.2 million of available-for-sale short-term investments, were partially offset from proceeds from maturity of available-for-sale short-term investments of $39.1 million.

Net cash used in investing activities for the six months ended June 30, 2023 was $30.3 million, consisting primarily of purchases of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of the 2024 Private Placement, totaling $48.1 million in net proceeds from the sale of 13.1 million shares of common stock and 8.0 million pre-funded warrants to purchase common stock.

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of the 2023 Private Placement, totaling $33.0 million in net proceeds from the sale of 8.7 million shares of common stock and 6.4 million pre-funded warrants to purchase common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of June 30, 2024 due to the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

In the course of preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, our management concluded that the Common Warrants and Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on the Company’s condensed consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. In light of this determination, on August 13, 2024, management and the audit committee of our Board of Directors together concluded that our previously issued (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2023 and (ii) unaudited condensed consolidated financial statements as of and for (a) the three months ended March 31, 2024 included in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024, (b) the three and nine months ended September 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and (c) the three and six months ended June 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (together, the “Impacted Reports”) were each materially misstated.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the course of preparing the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company identified the material weakness described above and, in response, our management has implemented the remediation steps described above.

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

Our condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The approximate $48.1 million of net proceeds received in conjunction with the 2024 Private Placement, in addition to cash and cash equivalents and short-term investments as of June 30, 2024, is expected to provide the Company with sufficient liquidity through approximately December 2025. As a result of the 2023 Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may receive up to an additional $58.3 million in tranche financing in the Third Closing of the 2023 Private Placement, subject to the satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement. Due to the contingent nature of the Common Warrants and Third Closing of the 2023 Private Placement, the Company has excluded them from its going concern analysis. Accordingly, based on recurring losses from operations incurred since inception and the expectation of continued operating losses there will be substantial doubt about our ability to continue as a going concern if we are unable to raise additional capital to finance our operations. There is no assurance that the milestones required to complete the Third Closing of the 2023 Private Placement will be satisfied or waived, that the Common Warrants will be exercised or that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our condensed consolidated financial statements.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the six months ended June 30, 2024 is $68.5 million. As of June 30, 2024, the Company had cash and cash equivalents and short-term investments of $83.6 million, working capital of $81.2 million and an accumulated deficit of $387.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2024, there were 38,506,614 shares of our common stock outstanding. As a result of the first closing of the 2023 Private Placement on May 5, 2023, we issued 8,730,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the investors therein. In connection with the closing of the 2024 Private Placement on May 9, 2024, we issued 13,110,484 shares of our common stock and 2024 Pre-Funded Warrants to purchase 7,989,516 shares of common stock to the investors therein. In connection with the completion of the Second Closing on July 8 2024, we issued 909,088 shares of our common stock to the investors therein. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As a result of the 2023 Private Placement described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we may also receive up to an additional $58.3 million in tranche financing in the Third Closing of the 2023 Private Placement, subject to the satisfaction or waiver of specified conditions, including clinical development milestones and volume weighted average share price levels and trading volume conditions, and an additional $45.5 million assuming the exercise of all Common Warrants issued in the initial closing of the 2023 Private Placement. There is no assurance that the milestones required to complete the Third Closing of the 2023 Private Placement will be satisfied or waived or that the Common Warrants will be exercised. In view of our expectation to incur significant losses for the foreseeable future, we will be required to raise additional capital resources in the future in order to fund our operations. We can also provide no assurance that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

As of June 30, 2024, there were 38,506,614 shares of our common stock outstanding. As a result of the first closing of the 2023 Private Placement on May 5, 2023, we issued 8,730,168 shares of our common stock, Pre-Funded Warrants to purchase 6,421,350 shares of common stock and Common Warrants to purchase 15,151,518 shares of our common stock to the investors therein. In connection with the closing of the 2024 Private Placement on May 9, 2024, we issued 13,110,484 shares of our common stock and Pre-Funded Warrants to purchase 7,989,516 shares of common stock to the investors therein. In connection with the completion of the Second Closing on July 8, 2024, we issued 909,088 shares of our common stock to the investors therein. Additionally, up to 25,252,530 shares of common stock or Pre-Funded Warrants may be issued in the Third Closing of the 2023 Private Placement, respectively, subject to satisfaction of achievement of certain milestones and conditions (which may be waived). The issuance of shares of common stock in the 2023 Private Placement and 2024 Private Placement diluted the ownership interests of our existing stockholders, and the issuance of shares of common stock upon exercise of the Pre-Funded Warrants or the Common Warrants issued in the initial closing of the 2023 Private Placement or the 2024 Private Placement or any additional shares of common stock that may be issued, including pursuant to the exercise of additional Pre-Funded Warrants, in the Third Closing of the 2023 Private Placement, would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our information systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from cybersecurity incidents, including computer viruses, denial-of-service attacks, hacking, phishing and other social engineering attacks, unauthorized access or use resulting from malware, as well as disruptions due to natural disasters, terrorism, war, mistakes or technical errors, including due to software updates and telecommunication and electrical failures. We may also experience cybersecurity incidents stemming from persons inside our organizations (including employees or contractors), or other persons with access to information systems inside our organization. Attacks on information systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized foreign governments, groups and individuals with a wide range of motives and expertise. In addition to extracting or accessing sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the security, confidentiality, integrity and availability of information. The prevalent use of mobile devices that access sensitive information also increases the risk of data security incidents which could lead to the loss of confidential information or other intellectual property. Information system disruptions, even if inadvertent, may limit or disable our access or important third parties’ access to our systems. While to our knowledge we have not experienced any material information system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors or consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.

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

As described in Part 1, Item 4 of this report, we have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weaknesses or otherwise successfully maintain internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Additionally, as we become a larger company, we will become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires our independent auditors to document and test our internal controls. These additional requirements are costly, and our auditors may identify control deficiencies.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the six months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

10.1	Securities Purchase Agreement, dated May 6, 2024 (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

10.2	Registration Rights Agreement, dated May 6, 2024 (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

10.5†	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

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