Form 10-Q
period 2024-09-30
Eledon Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024 there were 59,739,275 shares of the Registrant’s common stock outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current beliefs, assumptions, expectations, estimates and projections, which may be impacted by known or unknown factors. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not as of any future date, and the Company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q.

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,751	$4,612
Short-term investments	71,440	46,490
Prepaid expenses and other current assets	3,318	5,027
Total current assets	81,509	56,129
Operating lease asset, net	471	365
In-process research and development	32,386	32,386
Other assets	210	186
Total assets	$114,576	$89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,860	$967
Current operating lease liabilities	186	383
Accrued expenses and other liabilities	6,443	2,545
Total current liabilities	12,489	3,895
Deferred tax liabilities	1,752	1,752
Non-current operating lease liabilities	315	—
Warrant liabilities	23,962	76,211
Total liabilities	38,518	81,858

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 41,183,102 and 24,213,130 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	41	24
Additional paid-in capital	386,884	326,586
Accumulated other comprehensive income	102	—
Accumulated deficit	(310,969)	(319,402)
Total stockholders’ equity	76,058	7,208
Total liabilities and stockholders’ equity	$114,576	$89,066

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Operating expenses
Research and development	$16,520	$7,931	$34,036	$23,245
General and administrative	3,990	3,267	11,845	9,417
Total operating expenses	20,510	11,198	45,881	32,662
Loss from operations	(20,510)	(11,198)	(45,881)	(32,662)
Other income, net	1,042	849	2,485	1,962
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	96,439	443	51,829	(55,738)
Net income (loss)	$76,971	$(9,906)	$8,433	$(86,438)

Net income (loss) attributable to common shares - basic	$54,429	$(9,906)	$5,551	$(86,438)
Basic net income (loss) per common share	$1.05	$(0.33)	$0.13	$(3.79)
Weighted-average number of shares outstanding - basic	51,945,920	29,974,400	41,443,049	22,813,085

Net income (loss) attributable to common shares - diluted	$(17,504)	$(9,906)	$(61,086)	$(86,438)
Basic net income (loss) per common share	$(0.32)	$(0.33)	$(1.42)	$(3.79)
Weighted-average number of shares outstanding - diluted	55,478,342	29,974,400	43,106,746	22,813,085

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net income (loss)	$76,971	$(9,906)	$8,433	$(86,438)
Unrealized gain on available-for-sale securities, net	102	—	102	—
Comprehensive income (loss)	$77,073	$(9,906)	$8,535	$(86,438)

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2023 (As Restated)	110,086	$—	4,422	$—	24,213,130	$24	$326,586	$—	$(319,402)	$7,208
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	—	1,694
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(23,631)	(23,631)
Balance as of March 31, 2024 (As Restated)	110,086	$—	4,422	$—	24,813,130	$25	$328,280	$—	$(343,033)	$(14,728)
Issuance of common stock and pre-funded warrants in connection with 2024 Securities Purchase Agreement, net of issuance costs	—	—	—	—	13,110,484	13	48,057	—	—	48,070
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	583,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	3,063	—	—	3,063
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(44,907)	(44,907)
Balance as of June 30, 2024	110,086	$—	4,422	$—	38,506,614	$39	$379,400	$—	$(387,940)	$(8,501)
Issuance of common stock in connection with 2023 Securities Purchase Agreement in Second and Third Closing, net of issuance costs	—	—	—	—	2,436,488	2	5,701	—	—	5,703
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	240,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,783	—	—	1,783
Other comprehensive income	—	—	—	—	—	—	—	102	—	102
Net income	—	—	—	—	—	—	—	—	76,971	76,971
Balance as of September 30, 2024	110,086	$—	4,422	$—	41,183,102	$41	$386,884	$102	$(310,969)	$76,058

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$(202,865)	$84,183
Stock-based compensation	—	—	—	—	—	—	1,381	—	1,381
Net loss and comprehensive loss	—	—	—	—	—	—	—	(10,772)	(10,772)
Balance as of March 31, 2023	117,970	$—	6,204	$—	13,776,788	$14	$288,415	$(213,637)	$74,792
Issuance of common stock and pre-funded warrants in connection with 2023 Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	—	99,000	—	—	—	—
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	—	—	—	437,977	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	—	—	1,720	—	1,720
Net loss and comprehensive loss	—	—	—	—	—	—	—	(65,760)	(65,760)
Balance as of June 30, 2023 (As Restated)	110,086	$—	4,422	$—	23,043,933	$23	$323,142	$(279,397)	$43,768
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	501,197	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,734	—	1,734
Net loss and comprehensive loss	—	—	—	—	—	—	—	(9,906)	(9,906)
Balance as of September 30, 2023 (As Restated)	110,086	$—	4,422	$—	23,545,130	$24	$324,876	$(289,303)	$35,597

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flows used in operating activities:
Net income (loss)	$8,433	$(86,438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on lease termination	(10)	—
Amortization of operating lease asset	271	280
Accretion on investment discounts	(1,916)	(579)
Stock-based compensation	6,540	4,835
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(51,829)	55,738
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,685	(356)
Accounts payable, accrued expenses and other liabilities	8,791	(3,609)
Operating lease liabilities	(249)	(267)
Net cash used in operating activities	(28,284)	(30,396)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(83,350)	(60,363)
Proceeds from maturities of available-for-sale short-term investments	60,418	5,000
Net cash used in investing activities	(22,932)	(55,363)
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	53,355	33,017
Net cash provided by financing activities	53,355	33,017
Net change in cash and cash equivalents	2,139	(52,742)
Cash and cash equivalents at beginning of period	4,612	56,409
Cash and cash equivalents at end of period	$6,751	$3,667
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Common stock exchanged for X and X1 non-voting convertible preferred stock	$—	$1
Unrealized gain on available-for-sale securities	$102	$—
Increase in operating lease asset and liability due to new lease	$377	$—
Settlement of warrant liability into common stock due to exercise	$420	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Eledon Pharmaceuticals, Inc. is a clinical stage biotechnology company using its immunology expertise in targeting the CD40 Ligand (“CD40L”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). The Company’s lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential. Unless otherwise indicated, references to the terms “Eledon,” “our,” “us,” “we,” or the “Company” refer to Eledon Pharmaceuticals, Inc. and its wholly owned subsidiaries, on a consolidated basis.

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

Restatement of Previously Issued Financial Statements

During the preparation of the Company’s Condensed Consolidated Financial Statements for the fiscal quarter ended June 30, 2024, the Company determined that the Common Warrants and the Subsequent Closing Warrants (each as defined in Note 8) do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” (“ASC 815-40”) and must instead be recorded as liabilities on the Company’s consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. As a result, the Company determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of the Common Warrants and the Subsequent Closing Warrants. Certain prior period financial statements and financial information are presented herein as restated. See Note 12 for further information.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2024, as amended on each of April 26, 2024 and August 19, 2024 (together, the “Amended Form 10-K”). The results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded net income of $77.0 million and $8.4 million for the three and nine months ended September 30, 2024, respectively. These results include a $96.4 million gain related to changes in the fair value of warrant liabilities and the fair value of financial instruments issued in excess of proceeds, recorded in the third quarter ending September 30, 2024. Excluding this gain, the Company would have recorded net losses of $19.5 million and $43.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company had cash and cash equivalents and short-term investments of $78.2 million, working capital of $69.0 million and an accumulated deficit of $311.0 million.

On October 29, 2024, the Company entered into an underwriting agreement with Leerink Partners, LLC, as representative of the several underwriters named therein in connection with the underwritten offering, issuance and sale by the Company (the "Offering") of 18,356,173 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $3.65 per share, and pre-funded warrants at a price of $3.649 per pre-funded warrant, which are exercisable to purchase 4,931,507 shares of the Company’s common stock at an exercise price of $0.001 per share. The Offering resulted in gross proceeds to the Company of $85.0 million, or net proceeds of approximately $79.5 million after deducting underwriting discounts and commissions and offering expenses. See Note 11. Subsequent Events for additional information. The Company currently plans to use the net proceeds from the Offering to advance our pipeline and for working capital and general corporate purposes.

Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of risks and uncertainties, as well as uncertainty as to whether the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

At the time of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2024, the Company’s management performed an analysis and concluded that the Company had sufficient cash resources to meet its anticipated cash needs through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

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

Risks and Uncertainties

As of September 30, 2024 and December 31, 2023, all of the Company’s long-lived assets were located in the United States.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three and nine months ended September 30, 2024.

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

Note 3. Short-Term Investments

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Fair Value
U.S. government securities	$67,745	$105	$(3)	$67,847	$33,213	$33,213
U.S. government agency securities	3,593	—	—	3,593	13,277	13,277
Total short-term investments	$71,338	$105	$(3)	$71,440	$46,490	$46,490

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,741	$—	$—	$5,741
Total cash equivalents	$5,741	$—	$—	$5,741

Short-term investments:
U.S. government securities	$—	$67,847	$—	$67,847
U.S. government agency securities	—	3,593	—	3,593
Total short-term investments	$—	$71,440	$—	$71,440

Total financial assets	$5,741	$71,440	$—	$77,181

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,246	$—	$—	$4,246
Total cash equivalents	$4,246	$—	$—	$4,246

Short-term investments:
U.S. government securities	$—	$33,213	$—	$33,213
U.S. government agency securities	—	13,277	—	13,277
Total short-term investments	$—	$46,490	$—	$46,490

Total financial assets	$4,246	$46,490	$—	$50,736

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 8) measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$23,962	$23,962

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$76,211	$76,211

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs:

Warrants
Balance as of December 31, 2023	$76,211
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(51,829)
Settlement of warrant liability	(420)
Balance as of September 30, 2024	$23,962

The change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds includes the reversal of $58.7 million in warrant liabilities associated with the Subsequent Closing Warrants (as defined in Note 8), which expired during the quarter ended September 30, 2024.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid clinical	$2,526	$4,128
Prepaid insurance	87	624
Prepaid other	263	185
Other current assets	442	90
Total prepaid expenses and other current assets	$3,318	$5,027

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation and related expenses	$2,062	$2,003
Accrued clinical	3,798	451
Accrued professional services	475	47
Accrued other	108	44
Total accrued expenses and other liabilities	$6,443	$2,545

Note 7. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive income was $0.1 million for each of the three months ended September 30, 2024 and 2023 and $0.3 million for each of the nine months ended September 30, 2024 and 2023.

On April 19, 2024, the Company entered into a 38-month operating lease for 5,817 square feet of office space in Irvine, California, that expires on June 30, 2027 (the “Irvine Lease Agreement”). On April 19, 2024, in conjunction with the Irvine Lease Agreement, the Company terminated an existing operating lease for 5,197 square feet of office space in Irvine, California, that was set to expire on December 31, 2024. On April 19, 2024, the effective date of the Irvine Lease Agreement, the Company recognized additional net ROU assets and lease liabilities in the amount of $0.5 million.

On September 4, 2024, the Company entered into a 36-month operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 21, 2027 (the “Burlington Lease Agreement”). The existing lease will expire on November 20, 2024. The Company will recognize additional net ROU assets and lease liabilities for the Burlington Lease Agreement beginning November 21, 2024.

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

The components of lease expense were as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Operating lease cost(a)	$306	$300
(a) Includes variable operating lease expenses, which are immaterial

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$272	$279
Weighted-average remaining lease term
Operating leases	2.56 years	1.20 years
Discount rate
Operating leases	9.60%	2.48%

All noncancelable operating leases have remaining terms of less than one year. Future payments for these noncancelable operating leases for the remainder of the current fiscal year are as follows (in thousands):

September 30,
2024
2024 (remainder of)	$83
2025	191
2026	197
2027	100
Total minimum lease payments	571
Less imputed interest	(70)
Present value of lease liabilities	501
Less current portion of operating lease liabilities	(186)
Non-current operating lease liabilities	$315

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during the nine months ended September 30, 2024 or 2023.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Management is not aware of any contingent liabilities requiring accrual at September 30, 2024.

Note 8. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding, respectively, at each of September 30, 2024 and December 31, 2023; and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding, respectively, at each of September 30, 2024 and December 31, 2023.

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

On September 30, 2024 and October 1, 2024, the Third Closing occurred and the Company received gross proceeds of $4.0 million, or net proceeds of approximately $3.8 million after deducting offering costs, in exchange for 1,727,400 shares of common stock.

In connection with the 2023 Private Placement, the Company filed on May 18, 2023, a registration statement on Form S-3 (the “2023 Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The 2023 Registration Statement became effective on June 2, 2023.

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

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of warrants as of September 30, 2024 as follows:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.58%	3.84% - 3.88%
Expected volatility	93.46% - 98.39%	89.08% - 94.28%
Expected term (in years)	3.75 - 5.25	4.5 - 6.0
Share price	$2.49	$1.80

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

In connection with the 2024 Private Placement, the Company filed on May 24, 2024, a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The 2024 Registration Statement became effective on June 5, 2024.

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “ATM Registration Statement”) with the SEC. The ATM Registration Statement became effective on October 2, 2024. The Company has not sold any shares under the Sales Agreement.

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

On July 11, 2024, the Exercising Stockholder exercised Pre-Funded Warrants to purchase 240,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On July 11, 2024, the Company issued 240,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Common Stock Warrants

As of September 30, 2024, there were 28,121,237 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	All Other Warrants	Total
Balance as of December 31, 2023	15,151,518	5,776,270	636,514	21,564,302
Issued	—	7,989,516	—	7,989,516
Exercised	—	(1,423,000)	—	(1,423,000)
Cancelled/Expired	—	—	(9,581)	(9,581)
Balance as of September 30, 2024	15,151,518	12,342,786	626,933	28,121,237

Preferred Stock Warrants

As of September 30, 2024, there were 50,207.419 warrants exercisable into Series X1 Non-Voting Convertible Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion limitations).

Roll-Forward of Series X1 Non-Voting Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2023	50,207.419
Issued	—
Exercised	—
Balance as of September 30, 2024	50,207.419

Note 9. Stock-based Compensation

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

In December 2023, the Company amended the performance-based vesting requirements with its named executive officers and other employees that upon the Second Closing and Third Closing, a full or prorated amount of each closing installment shall vest based on the percentage of funding received relative to the total funding opportunity represented by the investors’ Second Closing and Third Closing subscription amounts. On June 13, 2024, the performance-based vesting requirement based on the milestones applicable to the Second Closing were satisfied, and 1,980,952 stock options were issued.

The 2014 Plan was closed to new grants following the initial approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of September 30, 2024. The number of shares reserved for issuance under the 2020 Plan and ESPP was 6,388,742 and 24,077 shares, respectively, as of September 30, 2024.

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$388	$321	$1,552	$1,173
General and administrative	1,395	1,413	$4,988	3,662
Total stock-based compensation	$1,783	$1,734	$6,540	$4,835

Note 10. Net Income/Loss Per Share

Basic net income/loss per common share is calculated by dividing the net income/loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income/loss per share is computed by dividing the net income/loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net income/loss per share calculation, incentive stock options, restricted stock units, preferred stock and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net income/loss per share because their effect would be anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023 include 12,342,786 and 6,429,270, reflectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands, except share and per share data)		(As Restated)		(As Restated)
Net income (loss)	$76,971	$(9,906)	$8,433	$(86,438)
Undistributed earnings allocated to participating securities	(22,542)	—	(2,882)	—
Net income (loss) attributable to common shares - basic	54,429	(9,906)	5,551	(86,438)
Allocated undistributed earnings allocated to participating securities	22,542	—	2,882	—
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, net of tax	(94,475)	—	(69,519)	—
Net loss attributable to common shares, basic	$(17,504)	$(9,906)	$(61,086)	$(86,438)

Basic weighted-average common shares outstanding	51,945,920	29,974,400	41,443,049	22,813,085
Potentially dilutive common shares:
Common stock warrants	3,532,422	—	1,663,697	—
Weighted-average number of common shares outstanding, diluted	55,478,342	29,974,400	43,106,746	22,813,085

Basic net income (loss) per common share	$1.05	$(0.33)	$0.13	$(3.79)
Diluted net loss per common share	$(0.32)	$(0.33)	$(1.42)	$(3.79)

The computation of diluted earnings per share excludes incentive stock options, restricted stock units, preferred stock and warrants that are anti-dilutive. The following table provides a summary as of September 30, 2024 and 2023 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2024	2023

Preferred Stock	6,361,567	6,361,567
Stock options outstanding and other equity awards	16,543,376	15,238,434
Common and preferred warrants outstanding	18,567,751	18,577,332
Total	41,472,694	40,177,333

Note 11. Subsequent Events

On October 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”) in connection with the underwritten offering, issuance and sale by the Company (the “Offering”) of 18,356,173 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $3.65 per share (the “Common Stock Purchase Price”), and pre-funded warrants (the “Pre-Funded Warrants”) at a price of $3.649 per Pre-Funded Warrant, which are exercisable to purchase 4,931,507 shares of Common Stock at an exercise price of $0.001 per share. The Offering resulted in gross proceeds to the Company of $85.0 million, or net proceeds of approximately $79.5 million after deducting underwriting discounts and commissions and offering expenses.

Note 12. Restatement of Previously Issued Consolidated Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, the Company determined that a correction was necessary with respect to the Company’s reporting and recording of the fair value of the Common Warrants and the Subsequent Closing Warrants, issuable by the Company in the Second and Third Closing contingent upon the satisfaction or waiver of certain specified conditions set forth therein (See Note 8).

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

Management prepared a quantitative and qualitative analysis of the errors in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the impact of the errors are material to the Company's previously reported interim unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023. As a result, the Company has restated its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Comprehensive Loss, Condensed Consolidated Statement of Stockholders' Equity, and Condensed Consolidated Statement of Cash Flows as of and for the three and nine months ended September 30, 2023. The restatement includes adjustments to Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, Additional paid-in capital, and Accumulated Deficit.

The impact of the correction of the misstatements is summarized below (in thousands):

	As of September 30, 2023
Corrected Condensed Consolidated Balance Sheets (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Warrant liabilities	—	55,738	55,738
Total liabilities	4,734	55,738	60,472
Common stock	24	—	24
Additional paid-in capital	324,876	—	324,876
Accumulated deficit	(233,565)	(55,738)	(289,303)
Total Stockholders' Equity	$91,335	$(55,738)	$35,597

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	443	443	—	(55,738)	(55,738)
Net loss and comprehensive loss	$(10,349)	$443	$(9,906)	$(30,700)	$(55,738)	$(86,438)
Net loss per share, basic and diluted	$(0.35)	$0.02	$(0.33)	$(1.35)	$(2.44)	$(3.79)

	For the Nine Months Ended September 30, 2023
	Accumulated Deficit			Total Stockholders' Equity
Corrected Condensed Consolidated Statements of Stockholders' Equity (Unaudited)	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Balance as of December 31, 2022	$(202,865)	$—	$(202,865)	$84,183	$—	$84,183
Stock-based compensation	—	—	—	1,381	—	1,381
Net loss and comprehensive loss	(10,772)	—	(10,772)	(10,772)	—	(10,772)
Balance as of March 31, 2023	$(213,637)	$—	$(213,637)	$74,792	$—	$74,792
Issuance of common stock and pre-funded warrants in connection with Securities Purchase Agreement, net of issuance costs	—	—	—	33,017	—	33,017
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	1,720	—	1,720
Net loss and comprehensive loss	(9,579)	(56,181)	(65,760)	(9,579)	(56,181)	(65,760)
Balance as of June 30, 2023	$(223,216)	$(56,181)	$(279,397)	$99,949	$(56,181)	$43,768
Issuance of common stock in connection with exercise of pre-funded warrants				1		1
Stock-based compensation	—	—	—	1,734	—	1,734
Net loss and comprehensive loss	(10,349)	443	(9,906)	(10,349)	443	(9,906)
Balance as of September 30, 2023	$(233,565)	$(55,738)	$(289,303)	$91,335	$(55,738)	$35,597

	For the Nine Months Ended September 30, 2023
Corrected Condensed Consolidated Statements of Cash Flows (Unaudited)	As Previously Reported	Restatement Impact	As Restated
Net loss	$(30,700)	$(55,738)	$(86,438)
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	—	55,738	55,738
Net cash used in operating activities	$(30,396)	$—	$(30,396)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Notes to Financial Statements included in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and accompanying notes for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, as amended on each of April 26, 2024 and August 19, 2024 (together, the “Amended Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon is a clinical stage biotechnology company using our immunology expertise in targeting the CD40 Ligand (“CD40L”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). Our lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40 Ligand, a well-validated biological target that we believe has broad therapeutic potential. We believe the central role of CD40L signaling in both adaptive and innate immune cell activation and function positions it as an attractive target for non-lymphocyte depleting, immunomodulatory therapeutic intervention.

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

Strategy

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biopharmaceutical company with a focused immunology franchise. Our strategy is to develop tegoprubart for the prevention of rejection of allograft (i.e., transplanting an organ from one human to another) and xenograft (i.e., transplanting an organ from an animal to a human) organs and cells, and for the treatment of autoimmune diseases such as ALS. We selected our indications based on preclinical and clinical data that was generated with either tegoprubart or historical anti-CD40L molecules. In January 2023, we announced plans to prioritize and focus resources on our kidney transplantation programs, discontinue our IgAN program and the funding of our islet cell transplantation program. We remain committed to further progressing ALS clinical development and are working with key stakeholders on potential next steps to do so. However, we are unable to continue our clinical development of tegoprubart for people with ALS without additional financing.

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 7 of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for further details of grants and licenses related to this acquisition.

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

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Kidney Transplantation

In January 2023, we announced plans to prioritize and focus resources on our kidney transplantation programs. We are first focusing on kidney transplantation as this is the most common type of solid organ transplantation in the U.S. with an estimated 255,000 Americans living with a transplanted kidney. There are an estimated 25,000 kidneys transplanted annually in the U.S. Over 97,000 people in the U.S. wait 3-5 years on average for a kidney transplant and about 5,000 people in need of a kidney transplant die each year while waiting for a suitable kidney. Approximately 11% of U.S. people on the waiting list are waiting for a repeat transplant. There remains a critical shortage of kidneys and other organs available for transplantation.

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

We have received regulatory approvals in the United States, Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart in up to 24 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. Each participant will receive rabbit antithymocyte globulin (ATG) induction and a maintenance regimen consisting of tegoprubart, mycophenolate mofetil, and corticosteroids. The primary endpoint of the study is safety. Other endpoints include glomerular filtration rate (eGFR), characterizing the pharmacokinetic profile of tegoprubart, and the incidence of biopsy proven rejection. The first subject in the Phase 1b study was dosed in July 2022.

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

In July 2022, we received Investigational New Drug (IND) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, and will enroll approximately 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives will include assessment of graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023. On September 4, 2024, we announced the completion of enrollment in the BESTOW study.

In October 2023, we enrolled the first participant in a Phase 2 open-label extension (OLE) study which is designed to evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in either the ongoing Phase 1b study or the Phase 2 BESTOW study.

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

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Islet Cell Transplantation ("ICT")

Type 1 diabetes ("T1D") is a T cell mediated autoimmune disease with progressive loss of insulin producing pancreatic beta cells and affects approximately 2 million persons in the United States. Approximately 33% of people with T1D report impaired awareness of hypoglycemia regardless of continuous glucose monitoring or automated insulin usage. Approximately 12% of people with T1D experience recurrent severe hypoglycemic events annually, putting them at higher risk for adverse outcomes. Approximately 5% to 8% of adults with T1D experience diabetic ketoacidosis annually, often as a result of poor glycemic control. ICT is gaining attention as a therapeutic option for T1D because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia. The advances made in this field over the past decade have improved patient outcomes, and the procedure has been evolving from an experimental treatment to a clinical treatment option.

A number of issues are believed to continue to hamper the overall success of ICT and to need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function can lead to the need for multiple transplants in order for T1D patients to have optimal response to blood glucose levels and possibly achieve insulin independence. Tegoprubart seeks to address the challenges associated with current ICT immunosuppressive regimens using CNI-based therapies, by replacing the CNIs with tegoprubart to prevent rejection and protect the transplanted cells. We believe that tegoprubart may unlock the ICT market by potentially improving islet cell graft survival and reduce the side effects associated with standard of care regimens.

Historical studies in nonhuman primate models of ICT have demonstrated that treatment with anti-CD40L antibodies induces long term islet cell function and graft survival, even as a monotherapy. Tegoprubart has shown pre-clinical, proof-of-concept efficacy in a non-human primate model of T1D, where animals undergoing ICT maintained glucose control and sustained levels of C-peptide with chronic tegoprubart treatment for up to a year. Compared to combination immunosuppressive therapy including CNIs, tegoprubart monotherapy was more effective in preventing long term islet cell rejection, associated with better graft function, and showed an improved safety profile.

In 2022, the FDA granted orphan designation to tegoprubart for the prevention of allograft rejection in pancreatic islet cell transplantation.

In January 2024, we announced that tegoprubart would be utilized in an investigator-initiated trial, conducted at the University of Chicago Medicine's Transplantation Institute. This pilot study is assessing the safety of using a monoclonal antibody against CD40 ligand to achieve a calcineurin inhibitor-free immunosuppression regimen in patients with T1D mellitus undergoing islet cell transplantation. The Company is not funding this trial but is providing tegoprubart for use in the study.

On October 29, 2024, positive data were reported for the first three islet transplant recipients in the study, potentially demonstrating the first human cases of insulin independence achieved using an anti-CD40L monoclonal antibody therapy without the use of tacrolimus. The first two subjects achieved insulin independence and normal hemoglobin A1C (HbA1c) levels, a measure of average blood glucose, post-transplant. The third subject, decreased insulin use by more than 60% three days following the procedure and continues on insulin independence trajectory typically observed one-to-two months post-transplant. Subjects in the study received islet transplants combined with induction therapy and for chronic maintenance therapy, mycophenolate mofetil plus tegoprubart given every third week by intravenous infusion. The first two subjects achieved insulin independence and presented stable islet graft function at approximately three months and six months post-transplant, respectively. Islet engraftment, measured by graft function standardized to the number of islets infused, was three to five times higher than three comparable subjects who received tacrolimus-based immunosuppression, suggesting treatment with tegoprubart is less toxic to transplanted islets resulting in improved graft survival and function. Treatment was generally well tolerated in all subjects with no unexpected adverse events or hypoglycemic episodes. After initial islet transplant, the first participant reduced insulin requirements by over 60% and normalized blood glucose control. The first patient then achieved insulin independence within approximately a week after the second islet transplantation procedure.

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

2023 Securities Purchase Agreement

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

On May 5, 2023, the initial closing occurred and we received gross proceeds of $35.0 million, or net proceeds of approximately $33.0 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock.

On July 8, 2024, the Second Closing occurred and the Company received gross proceeds of $2.1 million, or net proceeds of approximately $2.0 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 909,088 shares of common stock.

On September 30, 2024 and October 1, 2024, the Third Closing occurred and the Company received gross proceeds of $4.0 million, or net proceeds of approximately $3.8 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 1,727,400 shares of common stock.

In connection with the 2023 Private Placement, the Company filed on May 18, 2023, a registration statement on Form S-3 (the “2023 Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The 2023 Registration Statement became effective on June 2, 2023.

2024 Securities Purchase Agreement

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

In connection with the 2024 Private Placement, on May 24, 2024, we filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The 2024 Registration Statement became effective on June 5, 2024.

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, we filed a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “ATM Registration Statement”) with the SEC. The ATM Registration Statement became effective on October 2, 2024. The Company has not sold any shares under the Sales Agreement.

2024 Underwriting Agreement

On October 29, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”) in connection with the underwritten offering, issuance and sale by the Company (the “Offering”) of 18,356,173 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $3.65 per share, and pre-funded warrants at a price of $3.649 per pre-funded warrant, which are exercisable to purchase 4,931,507 shares of the Company’s common stock at an exercise price of $0.001 per share.

The Offering closed on October 30, 2024 and resulted in gross proceeds of $85 million, or net proceeds of approximately $79.5 million after deducting underwriting discounts and commissions and offering expenses. We currently plan to use the net proceeds from the 2024 Offering to advance our pipeline and for working capital and general corporate purposes. The Offering is being made pursuant to our registration statement on Form S-3 (File No. 333-282260), previously filed with the SEC on September 20, 2024 and declared effective by the SEC on October 2, 2024 and a prospectus supplement relating to the Offering dated October 29, 2024.

A holder of the pre-funded warrants (together with its affiliates) may not exercise any portion of a pre-funded warrant to the extent that the that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of the our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrant.

Market Trends and Uncertainties

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, elevated interest rates and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business.

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Item 1A, “Risk Factors” for additional information.

CRITICAL ACCOUNTING ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of our Amended Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024, as compared to those disclosed in the Amended Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table provides comparative unaudited results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Variance
		(As Restated)
Operating expenses:
Research and development	$16,520	$7,931	$8,589
General and administrative	3,990	3,267	723
Total operating expenses	20,510	11,198	9,312
Loss from operations	(20,510)	(11,198)	(9,312)
Other income, net	1,042	849	193
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	96,439	443	95,996
Net income (loss)	$76,971	$(9,906)	$86,877
Unrealized gain on available-for-sale securities, net	102	—	102
Comprehensive income (loss)	$77,073	$(9,906)	$86,979

Research and Development Expenses

Research and development expenses increased $8.6 million to $16.5 million for the three months ended September 30, 2024, as compared to $7.9 million for the three months ended September 30, 2023. The increase was primarily driven by a $7.8 million rise in clinical development expenses with external contract research organizations, a $0.5 million increase in employee compensation and benefits, a $0.2 million increase in expenses related to the production of clinical trial materials, and a $0.1 million increase in non-cash stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses increased $0.7 million to $4.0 million for the three months ended September 30, 2024, compared to $3.3 million for the three months ended September 30, 2023. The increase was primarily due to a $0.5 million rise in professional services and a $0.2 million increase in general operating expenses.

Other Income, Net

The change in other income, net, was primarily due to an increase in interest income, driven by higher balances of cash equivalents and short-term investments for the three months ended September 30, 2024.

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

For the three months ended September 30, 2024, the fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds increased by $96.0 million to $96.4 million. The change was primarily due to the reversal of $94.5 million in warrant liabilities associated with the Subsequent Closing Warrants, which expired during the quarter ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2024, and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Variance
		(As Restated)
Operating expenses:
Research and development	$34,036	$23,245	$10,791
General and administrative	11,845	9,417	2,428
Total operating expenses	45,881	32,662	13,219
Loss from operations	(45,881)	(32,662)	(13,219)
Other income, net	2,485	1,962	523
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	51,829	(55,738)	107,567
Net income (loss)	$8,433	$(86,438)	$94,871
Unrealized gain on available-for-sale securities, net	102	—	102
Comprehensive income (loss)	$8,535	$(86,438)	$94,973

Research and Development Expenses

Research and development expenses increased $10.8 million to $34.0 million for the nine months ended September 30, 2024, as compared to $23.2 million for the nine months ended September 30, 2023. The increase was primarily driven by an $8.2 million rise in clinical development expenses with external contract research organizations, a $1.1 million increase in employee compensation and benefits, a $1.1 million increase in expenses related to the production of clinical trial materials, and a $0.4 million increase in non-cash stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses increased $2.4 million to $11.8 million for the nine months ended September 30, 2024, as compared to $9.4 million for the nine months ended September 30, 2023. The increase was primarily driven by a $1.3 million rise in non-cash stock-based compensation expenses, a $0.7 million increase in professional fees, a $0.2 million increase in employee compensation and benefits, and a $0.2 million increase in general operating costs.

Other Income, Net

The change in other income, net, was primarily due to an increase in interest income, driven by higher interest rates and higher balances of cash equivalents and short-term investments for the nine months ended September 30, 2024 and 2023.

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

For the nine months ended September 30, 2024, the fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds increased by $107.6 million to $51.8 million. The change was primarily due to the reversal of $58.7 million in warrant liabilities associated with the Subsequent Closing Warrants, which expired during the quarter ended September 30, 2024. This is compared to a $55.7 million increase in fair value of the Common Warrants and the Subsequent Closing Warrants since issuance for the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2024, the Company had cash and cash equivalents and short-term investments of $78.2 million, working capital of $69.0 million and an accumulated deficit of $311.0 million.

We do not have any approved products for commercial sale and have never generated revenue from product sales and have incurred significant net losses since our inception and expect to continue to incur net operating losses for the foreseeable future. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates or enter into collaborative arrangements with third parties. We currently have no credit facility or committed sources of capital. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, and the sale of warrants. Additionally, in view of our expectation to incur significant losses for the foreseeable future we will be required to raise additional capital resources in the future in order to fund our operations, although the availability of, and our access to, such resources is not assured.

2023 Securities Purchase Agreement

On July 8, 2024, the Second Closing occurred and we received gross proceeds of $2.1 million, or net proceeds of approximately $2.0 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 909,088 shares of common stock.

On September 30, 2024 and October 1, 2024, the Third Closing occurred and the Company received gross proceeds of $4.0 million, or net proceeds of approximately $3.8 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 1,727,400 shares of common stock.

2024 Securities Purchase Agreement

On May 6, 2024, we entered into the 2024 Securities Purchase Agreement and issued 13,110,484 shares of common stock at a price of $2.37 per share and pre-funded warrants which are exercisable to purchase 7,989,516 shares of common stock at a price of $2.369 per underlying share. We received net proceeds of $48.1 million from the offering, after deducting underwriting discounts and commissions and offering expenses.

2024 Underwriting Agreement

On October 29, 2024, we entered into the 2024 Underwriting Agreement and issued 18,356,173 shares of common stock at a price of $3.65 per share and pre-funded warrants which are exercisable to purchase 4,931,507 shares of common stock at a price of $3.649 per underlying share. We received net proceeds of $79.5 million from the offering, after deducting underwriting discounts and commissions and other offering expenses.

Based on our liquidity estimates and our current resources, we have concluded that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months from the date of this report and for the foreseeable future. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of September 30, 2024, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Amended Form 10-K.

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwriting Agreement diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see the section of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
		(As Restated)
Net cash used in operating activities	$(28,284)	$(30,396)
Net cash used in investing activities	(22,932)	(55,363)
Net cash provided by financing activities	53,355	33,017
Net change in cash and cash equivalents	$2,139	$(52,742)

Operating Activities

For the nine months ended September 30, 2024, operating activities used $28.3million in cash, primarily reflecting our net income of $8.4 million. Operating activities included adjustments for certain non-cash charges, including $51.8 million due to changes in warrant liabilities and fair value of financial instruments issued in excess of proceeds, and $1.9 million from accretion of investment discounts. These were partially offset by $6.5 million in stock-based compensation, and $0.3 million in operating lease amortization. Net operating assets and liabilities changed by $10.2 million, driven by an $8.8 million increase in accounts payable and accrued expenses, a $1.7 million decrease in prepaid expenses and other assets, and a $0.2 million increase in operating lease liabilities.

For the nine months ended September 30, 2023, operating activities used $30.4 million in cash, primarily reflecting our net loss of $86.4 million. Operating activities include adjustments for certain non-cash charges including $55.7 million due to changes in warrant liabilities and fair value of financial instruments issued in excess of proceeds, $4.8 million in stock-based compensation, and $0.3 million in operating lease amortization, partially offset by $0.6 million in accretion of investment discounts. Net operating assets and liabilities changed by $4.2 million, driven by a $3.6 million decrease in accounts payable and accrued expenses, a $0.3 million increase in operating lease liabilities, and a $0.4 million increase in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $22.9 million. This consisted of $83.4 million used to purchase available-for-sale short-term investments, partially offset by $60.4 million in proceeds from maturity of available-for-sale short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2023 was $55.4 million. This consisted of $60.4 million used to purchase available-for-sale short-term investments, partially offset by $5.0 million in proceeds from maturity of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, consisted of the following: $48.1 million in net proceeds from the 2024 Private Placement, involving the sale of 13.1 million shares of common stock and 8.0 million pre-funded warrants to purchase common stock; $2.0 million in net proceeds from the Second Closing, involving the sale of 909,088 shares of common stock; and $3.3 million in net proceeds from the Third Closing, involving the sale of 1.5 million shares of common stock.

Net cash provided by financing activities for the nine months ended September 30, 2023, consisted of the 2023 Private Placement, totaling $33.0 million in net proceeds from the sale of 8.7 million shares of common stock and 6.4 million pre-funded warrants to purchase common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of September 30, 2024 due to the material weakness in our internal control over financial reporting described below.

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

Remediation of Material Weakness

Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we have increased our access to accounting literature and research materials, and have consulted with more third-party professionals regarding complex accounting matters than we have done previously.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. As of September 30, 2024, the Company had cash and cash equivalents and short-term investments of $78.2 million, working capital of $69.0 million and an accumulated deficit of $311.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2024, there were 41,183,102 shares of our common stock outstanding. In connection with the closing of the 2024 Private Placement on May 9, 2024, we issued 13,110,484 shares of our common stock and pre-funded warrants to purchase 7,989,516 shares of common stock to the investors therein. In connection with the completion of the Second Closing on July 8 2024, we issued 909,088 shares of our common stock and with the completion of the Third Closing on September 30, 2024 and October 1, 2024, we issued 1,727,400 shares of our common stock to the investors therein. In connection with the closing of the 2024 Underwriting Agreement on October 29, 2024, we issued 18,356,173 shares of our common stock and pre-funded warrants to purchase 4,931,507 shares of our common stock to the investors therein. In view of our expectation to incur significant losses for the foreseeable future, we will be required to raise additional capital resources in the future in order to fund our operations. We can also provide no assurance that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, we are currently unable to continue our clinical development of tegoprubart for people with ALS without additional financing, and we can provide no assurances that we will be able to obtain financing on acceptable terms or at all.

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

In addition to the dilution of our current stockholders’ ownership as a result of the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwriting Agreement, we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

As of September 30, 2024, there were 41,183,102 shares of our common stock outstanding. In connection with the closing of the 2024 Private Placement on May 9, 2024, we issued 13,110,484 shares of our common stock and pre-funded warrants to purchase 7,989,516 shares of common stock to the investors therein. In connection with the completion of the Second Closing on July 8 2024, we issued 909,088 shares of our common stock and the completion of the Third Closing on September 30, 2024 and October 1, 2024, we issued 1,727,400 shares of our common stock to the investors therein. In connection with the closing of the 2024 Underwriting Agreement on October 29, 2024, we issued 18,356,173 shares of our common stock and pre-funded warrants to purchase 4,931,507 shares of our common stock to the investors therein. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwriting Agreement diluted the ownership interests of our existing stockholders. The issuance of shares of common stock upon exercise of pre-funded warrants or common warrants issued in the initial closing of the 2023 Private Placement, the pre-funded warrants issued in the 2024 Private Placement and the pre-funded warrants issued in the 2024 Underwriting Agreement would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the nine months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

10.1

Open Market Sale Agreement, dated September 20, 2024, by and between Eledon Pharmaceuticals, Inc. and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.2 to the Company’s registration statement on Form S-3, filed on September 20, 2024).

10.2†	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)