Form 10-K
period 2024-12-31
Eledon Pharmaceuticals, Inc.
filed 2025-03-20
CIK 1404281

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $64,885,717, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 17, 2025, the registrant had 59,881,775, shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, Annual Report, unless the context requires otherwise, “Eledon”, the “Company”, “we”, “our”, and “us” means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all wholly owned subsidiaries.

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
•
our expectations regarding competitive conditions for our product candidates; and
•
our expectations about our future financial performance or condition.

Although we believe that we have a reasonable basis for each forward looking statement contained in this Annual Report on Form 10-K, actual results may differ materially from those indicated by such forward-looking statements as a result of various factors, including the factors listed under “Risk Factor Summary” below. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

Forward-looking statements contained in this Annual Report on Form 10-K are based on our current beliefs, assumptions, expectations, estimates and projections, which may be impacted by known or unknown factors. Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof and not as of any future date, and the Company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K.

The market data and certain other statistical information used in this Annual Report on Form 10-K are based on independent industry publications, governmental publications, reports by market research firms or other independent sources. Some data are also based on our good faith estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

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
•
Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (“FDA”) or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development, formulation and commercialization of our product candidates.
•
The results of non-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and there is a risk that additional non-clinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States or that subsequent studies will not match results seen in prior studies.
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
•
Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, disruptions, or incidents, which could result in a material disruption of our development programs or loss of data and have a material adverse effect on our reputation, business, financial condition or results of operations.

•
The compromise of privacy, security, integrity or confidentiality of sensitive information related to our business or failure to comply with confidentiality and data privacy obligations could have a material adverse effect on our business.
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
•
Our reliance on third parties for the manufacture of our product candidates for non-clinical and clinical trials, and for eventual commercialization, increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•
We depend on contract research organizations (“CROs”) and other contracted third parties to perform non-clinical and clinical testing and certain other research and development activities. As a result, the outcomes of the activities performed by these organizations will be, to a certain extent, beyond our control.
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
•
We have previously identified and remediated a material weakness in our internal control over financial reporting. If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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

Figure 1: Mechanism overview of CD40L inflammatory signaling and tegoprubart site of action

Antigen Presenting Cell
CD40
CD40L
tegoprubart
Mycophenolate mofetil
Cyclophosphamide
DNA synthesis
tegoprubart
Nucleotide synthesis
G1
S
Cell cycle
M
G2
Azathioprine
T cell
NFAT
NFKB
Calcineurin
CD40L
CD40
B cell
CD20
Rituximab, Obintuzumab
Corticosteroids
Calcineurin inhibitors
Corticosteroids

Figure 1: Interaction of CD40 with CD40L on immune cells mediates activation of the co-stimulatory immune pathway, controlling “cross talk” between the adaptive and innate immune systems. Blocking CD40L shifts polarization away from pro-inflammatory signaling to T-cell anergy, apoptosis, and polarization to a “T-reg” environment. (Source: Adapted from Kant et al., Principles of Immunosuppression in the Management of Kidney Disease: Core Curriculum 2022, AJKD.)

Strategy

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biopharmaceutical company with a focused immunology franchise. Our strategy is to develop tegoprubart for the prevention of rejection of allograft (i.e., transplanting an organ from one human to another) and xenograft (i.e., transplanting an organ from an animal to a human) organs and cells, and for the treatment of ALS. We selected our indications based on preclinical and clinical data that was generated with either tegoprubart or historical anti-CD40L molecules. In January 2023, we announced plans to prioritize and focus resources on our kidney transplantation programs, discontinue the Company funded islet cell transplantation program and the IgAN program. We also remain committed to further progressing ALS clinical development and are working with key stakeholders on potential next steps to do so. However, we are unable to continue our clinical development of tegoprubart for people with ALS without additional financing.

The following chart summarizes the status of our current clinical development programs. Details for each program are outlined below.

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 6. Commitments and Contingencies of the Notes to Financial Statements included in this Annual Report on Form 10-K, for further details of grants and licenses related to this acquisition.

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

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Kidney Transplantation

In January 2023, we announced plans to prioritize and focus resources on our kidney transplantation programs. We are first focusing on kidney transplantation as this is the most common type of solid organ transplantation in the U.S. with an estimated 260,000 Americans living with a transplanted kidney. There are an estimated 27,000 kidneys transplanted annually in the U.S. Approximately 100,000 people in the U.S. are on a waiting list where they typically wait an average 3-5 years for a kidney transplant while about 5,000 people in the U.S. in need of a kidney transplant die each year waiting for a suitable kidney. Approximately 11% of U.S. people on the waiting list are waiting for a repeat transplant. There remains a critical shortage of kidneys and other organs available for transplantation.

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

We have received regulatory approvals in the United States, Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart in up to 36 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. Each participant will receive rabbit antithymocyte globulin induction and a maintenance regimen consisting of tegoprubart, mycophenolate mofetil, and corticosteroids. The primary endpoint of the study is safety. Other endpoints include glomerular filtration rate (“eGFR”), characterizing the pharmacokinetic profile of tegoprubart, and the incidence of biopsy proven rejection. The first subject in the Phase 1b study was dosed in July 2022.

Better graft function as assessed by eGFR has been associated with improved long-term patient and graft survival and is an early predictor of future graft failure. Historical studies have reported average eGFRs generally in the low 50 mL/min/1.73m2 range during the first year after kidney transplant using current standard of care immunosuppression. An eGFR of 50 mL/min/1.73m2 or below indicates chronic kidney disease.

We reported interim safety and efficacy results from the Phase 1b clinical trial in March 2023, and provided updated data in November 2023 and June 2024. At the time of the June 2024 update, which reported data as of April 3, 2024, results from the 13 participants in the Phase 1b trial support tegoprubart’s potential to protect organs from rejection while improving renal function in patients undergoing kidney transplantation. As mentioned above, data from historical studies using standard of care, calcineurin inhibitor-based, immunosuppression therapy typically report aggregate mean estimated eGFRs of approximately 53 mL/min/1.73m² during the first year after kidney transplant. In the ongoing Phase 1b trial, as of April 3, 2024, mean eGFR was above 60 mL/min/1.73m² at each reported time points after day 30, with an overall mean eGFR of 70.5 mL/min/1.73m² for all the reported time points after day 30 post-transplant. Two participants completed 12 months on therapy post-transplant, and both demonstrated mean eGFRs above 90 mL/min/1.73m² at one-year post-transplant. The interim results demonstrated that tegoprubart is generally safe and well tolerated in patients undergoing de novo kidney transplantation. As of April 3, 2024, three subjects have discontinued the study due to hair loss and fatigue, viral infection, and rejection, respectively. There have been no cases of hyperglycemia, new onset diabetes, or tremor, all of which are side effects often associated with standard of care immunosuppression therapy. There have been no cases of graft loss or death.

In July 2022, we received Investigational New Drug (“IND”) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, and will enroll approximately 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives will include assessment of graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023. On September 4, 2024, we announced the completion of enrollment in the BESTOW study.

In October 2023, we enrolled the first participant in a Phase 2 open-label extension study which is designed to evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in either the ongoing Phase 1b study or the Phase 2 BESTOW study.

Clinical Development of tegoprubart for the Prevention of Allograft Rejection in Xenotransplantation

While inhibition of CD40L has shown it may play an important role in immunosuppression in allograft kidney transplantation, this mechanism of action has also demonstrated that it may be a promising option in xenotransplantation (i.e., transplanting an organ from an animal to a human).

In January 2023, we entered into a non-exclusive collaborative research agreement with eGenesis, Inc., (“eGenesis”), under which eGenesis gained access to tegoprubart for preclinical and clinical xenotransplantation studies in support of eGenesis’ kidney, heart and islet cell xenotransplantation programs.

Clinical Development of tegoprubart for the Prevention of Allograft Rejection in Islet Cell Transplantation (“ICT”)

Type 1 diabetes (“T1D”) is a T cell mediated autoimmune disease with progressive loss of insulin producing pancreatic beta cells and affects approximately 2 million persons in the United States. Approximately 33% of people with T1D report impaired awareness of hypoglycemia regardless of continuous glucose monitoring or automated insulin usage. Approximately 12% of people with T1D experience recurrent severe hypoglycemic events annually, putting them at higher risk for adverse outcomes. Approximately 5% to 8% of adults with T1D experience diabetic ketoacidosis annually, often as a result of poor glycemic control. ICT is gaining attention as a therapeutic option for T1D because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia. The advances made in this field over the past decade have improved patient outcomes, and the procedure has been evolving from an experimental treatment to a clinical treatment option.

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

On October 29, 2024, positive data were reported for the first three islet transplant recipients in the study, potentially demonstrating the first human cases of insulin independence achieved using an anti-CD40L monoclonal antibody therapy without the use of tacrolimus. The first two subjects achieved insulin independence and normal hemoglobin A1C (HbA1c) levels, a measure of average blood glucose, post-transplant. The third subject, decreased insulin use by more than 60% three days following the procedure and continues on insulin independence trajectory typically observed one-to-two months post-transplant. Subjects in the study received islet transplants combined with induction therapy and for chronic maintenance therapy, mycophenolate mofetil plus tegoprubart given every third week by intravenous infusion. The first two subjects achieved insulin independence and presented stable islet graft function at approximately three months and six months post-transplant, respectively. Islet engraftment, measured by graft function standardized to the number of islets infused, was three to five times higher than three comparable subjects who received tacrolimus-based immunosuppression, suggesting treatment with tegoprubart results is less toxic to transplanted islet cells resulting in improved graft survival and function. Treatment was generally well tolerated in all subjects with no unexpected adverse events or hypoglycemic episodes. After initial islet transplant, the first participant reduced insulin requirements by over 60% and normalized blood glucose control. As of October 29, 2024, the first patient had achieved insulin independence within approximately a week after a second islet transplantation procedure.

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

Tegoprubart is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that tegoprubart binds to CD40L in human cells and blocks CD40L binding on antigen presenting cells and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody, MR1 (as defined below), prolonged survival and delayed the onset of neurological disease progression. These pathophysiological manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models (Figure 3).

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

In October 2020, we initiated a Phase 2a, open-label, multi-center study to evaluate the safety and tolerability of multiple doses of tegoprubart in adult subjects with ALS. Fifty-four subjects with ALS were enrolled into the study in the United States and Canada at 13 ALS treatment sites. Ascending doses of tegoprubart were administered as IV infusions to four sequentially enrolling cohorts. The first two cohorts consisted of nine participants, and the last two cohorts of 18 participants each. All enrolled subjects received six infusions of tegoprubart over a 12-week period. Blood samples for target engagement, and exploratory biomarkers for inflammation and neurodegeneration were taken and analyzed. Participant-focused clinical outcomes were also assessed. In May 2022, we completed the Phase 2a study and released positive topline results. Tegoprubart successfully met the primary endpoints of safety and tolerability. Fifty of the fifty-four subjects completed all six study infusions, and adverse events were typical of an ALS patient population. Tegoprubart was well-tolerated, and no drug-related serious adverse events were observed. No new safety signals emerged. Anti-drug antibodies (“ADAs”) were present in less than 5 percent of samples. All ADAs were of low titer and did not impact tegoprubart drug levels. Tegoprubart target engagement was demonstrated in all dose cohorts with increasing target engagement in a dose-dependent manner, plateauing at the 4 and 8 mg / kg dosing levels using CD40L and CXCL13 biomarkers related to T cell and B cell function, respectively. Tegoprubart exposure decreased inflammatory biomarker levels, in a dose dependent manner, in 20 of 32 pro-inflammatory proteins. Pro-inflammatory biomarkers reduced included biomarkers also associated with IgA nephropathy and kidney transplant rejection, such as IgA, IgE, IgM, C3, CXCL9, and CXCL10.

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

Clinical Development of Tegoprubart for IgA Nephropathy

In January 2023, the Company announced the deprioritization of its IgAN program and all IgAN clinical development activities were discontinued in 2023. IgAN is the leading cause of chronic glomerulonephritis, a state of inflammation producing damage to the filtering part of the kidney. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of persons living with IgAN ultimately reach end stage renal disease (“ESRD”). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 150,000 persons in the United States, IgAN is one of the most common autoimmune glomerulonephropathies. In the United States, oral budesonide Tarpeyo was approved for use in IgAN by the FDA in December 2021 and Kinpeygo received conditional approval by the European Medicines Agency (“EMA”) in July 2022.

In August 2022, we received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. The Phase 2 global study was a 96-week open-label, dose ranging trial, and included both a high dose and a low dose cohort. The primary endpoint was change in urinary protein:creatinine ratio at week twenty-four. Secondary endpoints included change in estimated eGFR at week 96 as well as safety and tolerability. The first subject was dosed in May 2022. We reported interim safety data from the Phase 2 high dose cohort in March 2023.

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

Our intellectual property portfolio includes issued patents and pending patent applications directed toward (i) isolated antibodies and (ii) methods of treatment using the isolated antibodies that block the interaction of CD40L and CD40 to treat CD40L-related diseases or disorders. We own and have exclusive rights to six active patent families, of which three families are exclusively licensed and the rest are wholly-owned by Eledon. The first exclusively-licensed family is directed to methods for treating amyotrophic lateral sclerosis with antibodies and includes two issued United States patents and 14 issued foreign patents (Japan, Hong Kong, Belgium, Germany, Denmark, Spain, Finland, France, Great Britain, Ireland, Italy, the Netherlands, Sweden, and Switzerland). Absent any patent term adjustments or extensions, patents in this family expire in December 2029. The second exclusively-licensed family is directed to tegoprubart, with 13 pending applications, and issued patents including four issued United States patents and 23 issued foreign patents (Australia, Belgium, Switzerland, China, Germany, Denmark, France, Great Britain, Hong Kong, Ireland, Israel, India, Italy, Japan, South Korea, Mexico, the Netherlands, New Zealand, Russia, Sweden, Singapore). Absent any term adjustments or extensions, patents in this family expire in February 2036. The third exclusively-licensed family is directed to tegoprubart, with 17 pending applications, including one pending United States patent application, and issued patents, including one issued United States patent and four issued foreign patents (China, Hong Kong, Mexico, Russia). Absent any term adjustments or extensions, patents in this family expire in May 2038. Our Eledon-owned patent families are directed to methods for treating neurodegenerative disorders, kidney disorders, and transplant rejection. We have recently nationalized two of our Eledon-owned patent families in the United States, Europe, Australia, Canada, China, Japan, South Korea, Mexico, and Singapore, and one of our Eledon-owned patent families is at the Patent Cooperation Treaty stage. Absent any term adjustments or extensions, any patents to issue from the pending applications in these patent families would expire in May 2043, and November 2044, respectively.

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

See Note 6. Commitments and Contingencies of the Notes to Financial Statements included in this Annual Report on Form 10-K under the caption “Grants and Licenses” for further information about the Company’s intellectual property.

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. The availability of reimbursement from the government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of tegoprubart or any future product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third parties for raw materials and the manufacturing of drug substance and drug product for non-clinical and clinical activities. As of the date of this Annual Report, we have not experienced any difficulty in obtaining raw materials required with respect to the manufacturing of tegoprubart. We believe we have enough drug substance and drug product on hand and manufacturing capacity with our third-party manufacturing providers to meet forecasted clinical trial demand.

We also rely on third parties to label, store and distribute drug product for our non-clinical and clinical trials.

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
•
completion of manufacturing scale up and stability studies, all performed in accordance with the Good Manufacturing Practices (“GMP”) regulations;
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

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g., completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees were paid for tegoprubart in calendar 2024.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively (the “Affordable Care Act”), contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been several judicial, administrative, executive and congressional challenges to certain aspects of the Affordable Care Act. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, for single source and innovator multiple source drugs, beginning in January 2024.

Additionally, The Inflation Reduction Act of 2022, (the “IRA”), includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs without generic competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Further, judicial challenges to the IRA may have an impact on the implementation of the IRA’s provisions; and the overall effects of the IRA on our business and the healthcare industry in general is not yet known. Adoption of further government controls, measures and tightening of restrictive policies in jurisdictions with existing controls and measures could limit payments for pharmaceuticals.

In European countries, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert commercial pressure on pricing within a country.

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

Employees

As of March 20, 2025, Eledon had 31 employees, all of whom are full-time. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2025 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We are a clinical stage biopharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates and pursuing non-clinical and clinical trials. We have not yet demonstrated our ability to successfully manufacture drug product in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis and our decision to discontinue our Company funding of the islet cell transplantation program and the IgAN program, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or previously projected by our management.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2024 is $36.2 million. As of December 31, 2024, the Company had cash and cash equivalents and short-term investments of $140.2 million, working capital of $132.2 million and an accumulated deficit of $355.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that we will continue to incur significant expenses as we:

•
conduct non-clinical and clinical development of our product candidates or any future product candidate;
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
•
operate as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we obtain marketing approval. We may never succeed in these activities, including if we do not have available financial resources to allow us to pursue clinical trials and other clinical development activities, and, even if we are successful, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company, could impair our ability to raise capital, maintain our non-clinical and clinical development efforts, and expand our business or continue our operations and may require us to raise additional capital that may dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

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

Our funding needs may fluctuate significantly based on a number of factors, such as:

•
the scope, progress, results and costs of formulation development and manufacture of drug product to support non-clinical and clinical development of our product candidates;
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

Identifying potential product candidates and conducting formulation development, non-clinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Even if we generate positive clinical data or are able to successfully commercialize one or more of our product candidates, additional financing may not be available to us on acceptable terms, or at all.

In addition to the dilution of our current stockholders’ ownership as a result of the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwritten Offering, we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

As of December 31, 2024, there were 59,789,275 shares of our common stock outstanding and warrants to purchase 33,052,744 shares of our common stock outstanding. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwritten Offering (each as defined and described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in the initial closing of the 2023 Private Placement, the pre-funded warrants issued in the 2024 Private Placement and the pre-funded warrants issued in the 2024 Underwritten Offering would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in the development of our lead drug candidate tegoprubart, including funding non-clinical studies, clinical trials, drug formulation and the manufacturing of clinical trial materials. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially depending on our ability to successfully complete the development of and obtain approval for one of our potential future additional product candidates.

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
•
execute formulation, manufacturing, clinical, and non-clinical development activities;
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
•
develop and maintain any strategic relationships we elect to enter; and
•
manage our spending as costs and expenses increase due to product manufacturing, non-clinical development, clinical trials, regulatory approvals, post-marketing commitments, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our or other product candidates, and our business will suffer.

Public health crises, including pandemics or epidemics could adversely affect our business.

Our business and operations, including but not limited to ongoing or planned research and development activities may be impacted by public health crises. For example, our business was adversely affected by the COVID-19 pandemic, which also caused significant disruption in the operations of third parties upon whom we rely. Other future public health crises, including any future pandemics or epidemics could have a similar impact on our business. We may experience, as we did with the COVID-19 pandemic, disruptions as a result of future public health crisis, such as a future pandemic or epidemic, that could severely impact our operations and development activities, including, but not limited to:

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

In addition, inflation has increased throughout the U.S. economy in the past few years. As a result of inflation, we have experienced and may continue to experience cost increases, including costs of clinical trials and research and development of our product candidates, production costs, the price of labor, administration and other costs of doing business. Although we may continue to take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Further, in an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise more capital to fund our operations than expected, and such capital may not be available in sufficient amounts or on reasonable terms, if at all.

Adverse conditions in the financial markets, including bank failures, could adversely affect our liquidity and financial performance.

We currently maintain domestic cash deposits, for short term operating requirements, in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Our additional cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist primarily of cash invested in money market funds and government bonds. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 78% of our total cash at Silicon Valley Bank. On March 26, 2023, the assets, deposits and loans of Silicon Valley Bank were acquired by First-Citizens Bank & Trust Company. In response to the failure of Silicon Valley Bank, we diversified our cash deposits into money market funds, U.S. treasuries and U.S. government agency securities and, as of the date of this report, our total cash maintained in FDIC insured banking accounts is less than 3% of our total cash and cash equivalents and short-term investments. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. Additionally, our cash investments outside of FDIC insured bank accounts are subject to general credit, liquidity, market, and interest rate risks. If the carrying value of an investment exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we are required to write down the value of the investment, which could materially harm our results of operations and financial condition and could limit our access to liquidity.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the formulation and commercialization of our product candidates.

Given the early stage of development for our product candidates, the risk of failure is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct non-clinical trials and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation and device development, non-clinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of non-clinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical trials have nonetheless failed to obtain marketing approval of their products. There is a risk that additional non-clinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States and/or that subsequent studies will not match results seen in prior studies. It is impossible to predict when or if any of our product candidates will prove effective, safe and well-tolerated in humans or will receive regulatory approval.

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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•
there may be changes in governmental regulations or administrative actions. For example, the Trump administration recently issued an Executive Order that pauses the FDA’s rulemaking ability and could affect recently finalized FDA rules that have not yet taken effect. The extent to which such existing or future executive orders impact the healthcare regulatory environment remains uncertain and could materially impact our development and commercialization activities. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government, including the FDA. For example, a prolonged shutdown may significantly delay the FDA's ability to timely review and process any submissions we may file or cause other regulatory delays, which could materially and adversely affect our business.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our non-clinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant non-clinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or may allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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
•
feedback from regulatory authorities, IRBs, ethics committees (“ECs”), or data safety monitoring boards, or results from earlier stage or concurrent non-clinical and clinical trials, that might require modifications to the protocol;
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

If severe adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with severe adverse events or unacceptable side effects in non-clinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the adverse event or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Any occurrences of clinically significant adverse events or unacceptable side effects with our product candidates may harm our business, financial condition and prospects significantly.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel is critical to our success. Due to the small size of the Company and the limited number of employees, each of our executives and key employees serves in a critical role. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating drug product, non-clinical development, clinical development, regulatory strategy, and commercial strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Risks Related to Regulatory Approval of Our Product Candidates and Other Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, or the approvals may be for a narrow indication, we may not be able to commercialize our product candidates, and our ability to generate revenue may be materially impaired.

Our product candidates must be approved by the FDA pursuant to a new drug application in the United States and by other regulatory authorities outside the United States prior to commercialization in the respective regions. The process of obtaining marketing approvals, both in the United States and outside the United States, is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any country. We have no experience in filing and supporting the applications necessary to gain marketing approvals for our products and may engage third-party consultants to assist in this process. Securing marketing approval requires the submission of extensive non-clinical and clinical data, and other supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product formulation and manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional non-clinical, clinical or other data. In addition, varying interpretations of the data obtained from non-clinical and clinical trials could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

In order to market and sell our products in the EU and other international jurisdictions outside of the United States, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may require additional non-clinical, clinical or health outcome data. In addition, the time required to obtain approval may differ substantially amongst international jurisdictions. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition to regulatory approval, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulations that are specific to those defined by regulatory authorities in the countries where the product is approved. In the United States and other countries that follow the International Conference on Harmonization, these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA, or other regulatory authorities, may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. The Inflation Reduction Act of 2022 requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies. The Inflation Reduction Act of 2022 or other similar legislation could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability.

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

Recent administrative law cases decided by the U.S. Supreme Court in 2024 may create uncertainty with respect to actions taken by regulatory agencies to interpret, implement and enforce federal legislation. For example, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper ”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in legal challenges to regulations and guidance issued by federal agencies that are currently applicable to or will be applicable to our business, including those issued by the FDA and the Centers for Medicare and Medicaid Services (“CMS”). Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and delays in or other impacts to the agency rulemaking process, which could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on our information systems and those of our third-party collaborators, service providers, contractors or consultants, which may fail or suffer cybersecurity incidents that could result in a material disruption of our development programs or loss of data and have a material adverse effect on our reputation, business, financial condition or results of operations.

We rely on our information systems and infrastructure to effectively manage our business, including our clinical trials and studies. Our information systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from cybersecurity incidents, including computer viruses, denial-of-service attacks, hacking, phishing and other social engineering attacks, unauthorized access or use resulting from malware, as well as disruptions due to natural disasters, terrorism, war, mistakes or technical errors, including due to software updates and telecommunication and electrical failures. We may also experience cybersecurity incidents stemming from persons inside our organizations (including employees or contractors), or other persons with access to information systems inside our organization. Attacks on information systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized foreign governments, groups and individuals with a wide range of motives and expertise. Further, cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence and quantum computing. In addition to extracting or accessing sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the security, confidentiality, integrity and availability of information. The prevalent use of mobile devices that access sensitive information also increases the risk of data security incidents which could lead to the loss of confidential information or other intellectual property. Information system disruptions, even if inadvertent, may limit or disable our access or important third parties’ access to our systems. While to our knowledge none of the cybersecurity incidents we have experienced to date have had a material adverse impact on our business, financial condition or operations, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors or consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm.

The compromise of privacy, security, integrity or confidentiality of sensitive information related to our business or failure to comply with confidentiality and data privacy obligations could have a material adverse effect on our business.

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

We may collect, process, use or transfer personal information from individuals located in the European Economic Area in connection with our business, including in connection with conducting clinical trials in the EEA. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA. The collection and use of personal health data in the EEA is governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the EEA, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Economic Area and other states in the European Economic Area may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our non-clinical or clinical development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Specifically, there are a number of companies developing competing anti-CD40 and anti-CD40L therapeutics in clinical trials for transplant, autoimmune or central nervous system indications, including: Novartis, Sanofi, UCB, Amgen (post-acquisition of Horizon Therapeutics), Bristol Myers Squibb, Tonix Pharmaceuticals and Kiniksa Pharmaceuticals. Most of these companies are larger than Eledon and have significantly greater resources to develop their drug candidates.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, conducting non-clinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of our product candidates for non-clinical and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

We have utilized, and intend to continue utilizing, third parties to formulate, manufacture, package, and distribute clinical supplies of our drug candidates. We have no experience in manufacturing and do not have any manufacturing facilities. Currently, we rely on third parties for the manufacturing of drug substance and drug product for non-clinical and clinical activities. Our manufacturing vendors utilize proprietary cell culture media, cell lines, buffers, manufacturing equipment, manufacturing supplies, and storage buffers for the manufacturing of tegoprubart and other product candidates. These materials are custom-made and available from only a limited number of sources. Although we believe that our third-party suppliers maintain a significant supply of these materials and equipment on hand, any sustained disruption in this supply, could adversely affect our operations. We do not have any long-term agreements in place with our current suppliers. If we are required to change manufacturers, we may experience delays associated with finding an alternate manufacturer that is properly qualified to produce supplies of our products and product candidates in accordance with regulatory requirements and our specifications. Any delays or difficulties in obtaining or in manufacturing, packaging or distributing approved product candidates could negatively impact our clinical trials.

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

We depend on CROs and other contracted third parties to perform non-clinical and clinical testing and certain other research and development activities. As a result, the outcomes of the activities performed by these organizations will be, to a certain extent, beyond our control.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our discovery and non-clinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

The United States Patent and Trademark Office (“USPTO”) and various non-U.S. governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In certain situations, non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

We have previously identified and remediated a material weakness in our internal control over financial reporting. If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have previously identified and remediated a material weakness in our internal control over financial reporting. If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

As described Part II Item 9A. Controls and Procedures of this Annual Report on Form 10-K, a material weakness in our internal control over financial reporting existed previously which was initially disclosed as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified and implemented a number of actions that effectively remediated the previously disclosed material weakness and concluded that as of December 31, 2024 its internal control over financial reporting was effective. However, the Company cannot provide assurances that the remediated material weakness will not reoccur, or that a new material weakness will not occur in the future. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If such material weakness is not remediated effectively or in a sufficient amount time, we could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected on a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled “We depend on our information systems and those of our third-party collaborators, service providers, contractors or consultants, which may fail or suffer cybersecurity incidents that could result in a material disruption of our development programs or loss of data and have a material adverse effect on our reputation, business, financial condition or results of operations.”

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

Item 2. Properties.

Our executive offices are located in Irvine, California. We lease approximately 5,817 square feet of office space under an operating lease that expires on June 30, 2027. Additionally, we have an operating lease for approximately 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 21, 2027.

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

As of March 17, 2025, there were approximately 48 stockholders of record of our common stock.

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Overview

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biopharmaceutical company with a focused immunology franchise. Tegoprubart targets the CD40 ligand (also known as CD40L). Blocking CD40L has been shown to inhibit multiple costimulatory receptors including CD40 and CD11, key components of how immune cells communicate with one another. Blocking CD40L also increases polarization of lymphocytes into Tregs, a specialized subpopulation of T cells that act to suppress immune response.

We believe the central role of CD40L signaling in generating pro-inflammatory responses makes it an attractive candidate for therapeutic intervention in the protection of transplanted organs and the prevention of transplant rejection, as well as modulating immune responses in autoimmune disease, and in neuroinflammation. Blocking the activation of the CD40L pathway has been shown to slow disease progression and pathology in preclinical models of autoimmunity and neurodegeneration, and to prevent acute and long-term allograft transplant rejection in multiple animal species.

We continue to focus on the development of tegoprubart for the prevention of rejection of allograft (i.e., transplanting an organ from one human to another) and xenograft (i.e., transplanting an organ from an animal to a human) organs and cells. Our mission is to both extend the functional life of transplanted organ and reduce side effect of current immunosuppressive treatments such as kidney toxicity, high blood pressure, and tremor.

Tegoprubart is being evaluated in multiple kidney transplantation studies, including a Phase 1b trial, the Phase 2 BESTOW trial, and a Phase 2 open-label extension study, all designed to assess safety, pharmacokinetics, and efficacy compared to standard-of-care immunosuppression. Interim data suggest improved renal function and reduced immunosuppressive-related adverse events. Additionally, an investigator-initiated islet cell transplantation study has shown potential in achieving insulin independence without the use of calcineurin inhibitors, supporting further exploration in Type 1 diabetes. We also continue to explore xenotransplantation applications, an emerging area of scientific and commercial interest. Our collaboration with eGenesis, Inc. supports preclinical and clinical studies in kidney, heart, and islet cell transplantation.

Strategic Update

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

Financing Activities

2022 Exchange Agreement

On January 11, 2022, we entered into an exchange agreement (the “Series X1 Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., MSI BVF SPV, L.L.C. (collectively, the “BVF Exchanging Stockholders”), pursuant to which the Series X1 Exchanging Stockholders exchanged (the “Series X1 Exchange”) 550,000 shares of our common stock for 9,899.99 shares of Series X1 Non-Voting Convertible Preferred Stock. For information regarding the terms of our Series X1 Non-Voting Convertible Preferred Stock, see Note 8. Stockholders’ Equity of the Notes to Financial Statements included in this Annual Report on Form 10-K.

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

On April 28, 2023, the initial closing occurred, and we received gross proceeds of $35.0 million, or net proceeds of approximately $33.0 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock.

On July 8, 2024, the Second Closing occurred, and the Company received gross proceeds of $2.1 million, or net proceeds of approximately $2.0 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 909,088 shares of common stock.

On September 30, 2024, and October 1, 2024, the Third Closing occurred, and the Company received gross proceeds of $4.0 million, or net proceeds of approximately $3.8 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 1,727,400 shares of common stock.

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

2023 Conversion Agreement of Non-Voting Convertible Preferred Stock

On May 16, 2023, Cormorant Global Healthcare Master Fund LP provided us notice of its intention to convert (i) 1,782 shares of Series X Non-Voting Convertible Preferred Stock for 99,000 shares of common stock in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X Non-Voting Convertible Preferred Stock, and (ii) 7,883.586 shares of Series X1 Non-Voting Convertible Preferred Stock for 437,977 shares of common stock in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 Non-Voting Convertible Preferred Stock. The conversion was completed on May 23, 2023. For information regarding the terms of our Series X and Series X1 Non-Voting Convertible Preferred Stock, see Note 8. Stockholders’ Equity of the Notes to Financial Statements included in this Annual Report on Form 10-K.

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

On July 11, 2024, the Exercising Stockholder exercised their remaining Pre-Funded Warrants to purchase 240,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On July 11, 2024, the Company issued 240,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

2024 Securities Purchase Agreement

On May 6, 2024, we entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of our common stock at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or 9.99% as determined by holder of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The 2024 Shares, the 2024 Pre-Funded Warrants, and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

The 2024 Private Placement resulted in gross proceeds to the Company of $50.0 million, or net proceeds of approximately $48.1 million after deducting offering costs.

In connection with the 2024 Private Placement, on May 24, 2024, we filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC to register for resale the 2024 Shares and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants. The 2024 Registration Statement became effective on June 5, 2024.

2024 Equity Distribution Agreement

On September 20, 2024, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of our common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, we filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of December 31, 2024, we have not sold any shares under the Sales Agreement.

2024 Underwritten Offering

On October 29, 2024, we entered into an underwriting agreement with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”) in connection with the underwritten offering, issuance and sale by the Company (the “2024 Underwritten Offering”) of 18,356,173 shares of our common stock, at an offering price of $3.65 per share, and pre-funded warrants at a price of $3.649 per pre-funded warrant, which are exercisable to purchase 4,931,507 shares of our common stock at an exercise price of $0.001 per share (the “Offering Pre-Funded Warrants”).

The 2024 Underwritten Offering closed on October 30, 2024 and resulted in gross proceeds of $85 million, or net proceeds of approximately $79.5 million after deducting underwriting discounts and commissions and offering expenses. The 2024 Underwritten Offering was made pursuant to the Shelf Registration Statement and a prospectus supplement relating to the 2024 Underwritten Offering dated October 29, 2024.

A holder of the Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of an Offering Pre-Funded Warrant to the extent that the that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of the our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such Offering Pre-Funded Warrants.

Common Stock Warrants

As of December 31, 2024, 33,052,744 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our effective registration statements on Forms S-1.

Series X1 Preferred Stock Warrants

As of December 31, 2024, 50,207.419 warrants were exercisable into Series X1 Non-Voting Convertible Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). For information regarding the terms of our Series X1 Non-Voting Convertible Preferred Stock, see Note 8. Stockholders' Equity of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Financial Operations Overview

Operating Expenses

Our operating expenses consist primarily of costs associated with research and development activities and general and administrative activities.

Research and Development Expenses

Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of:

•
personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for employees engaged in research and development functions;
•
expenses incurred under agreements with contract research organizations, or (“CROs”), and sites that conduct our non-clinical studies and clinical trials;
•
expenses associated with manufacturing materials for use in non-clinical studies and clinical trials and developing external manufacturing capabilities;
•
costs of outside consultants engaged in research and development activities, including their fees and travel expenses;
•
other expenses related to our non-clinical studies and clinical trials and expenses related to our regulatory activities; and

•
payments made under our third-party license agreements.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that include salaries, benefits and travel expenses for our executive, finance, and other administrative functions, and stock-based compensation expense. General and administrative expenses also include professional fees for expenses incurred under agreements with third parties relating to public relations, audit, tax and legal services, including legal expenses to pursue patent protection of our intellectual property; and our information technology, facilities and other related expenses, including rent, maintenance of facilities, insurance and supplies.

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds represents the initial recognition of warrant liabilities at fair value in excess of proceeds received, as well as subsequent period remeasurements of these warrant liabilities at fair value. These remeasurements reflect changes in market conditions, such as fluctuations in stock price, volatility, interest rates, and other valuation inputs that impact the fair value of the liability.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts, communicating with our personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•
CROs in connection with performing research and development services on our behalf;
•
other providers in connection with clinical trials;
•
vendors in connection with non-clinical development activities; and
•
vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. When determining accruals, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting expenses that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Warrant Liabilities

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the underlying agreement. Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The Common Warrants and the Subsequent Closing Warrants (as defined in Note 8. Stockholder’s Equity of the Notes to Financial Statements) issued in the 2023 Private Placement are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. We periodically evaluate changes in facts and circumstances that could impact the classification of warrants. As of December 31, 2024, the Subsequent Closing Warrants were settled or expired and only the Common Warrants remain.

In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and amortized over a period that best reflects the economic benefits provided by these assets. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested annually for impairment or more frequently if indicators of impairment exist.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If, after assessing qualitative factors, we determine it is not more likely than not that the fair value is less than its carrying amount, then a quantitative assessment is unnecessary. If the quantitative assessment is deemed necessary, the excess of the carrying value over fair value will be recorded as an impairment. The qualitative assessment focuses on the key inputs, assumptions and rationale utilized in the establishment of the carrying value and related changes since the last quantitative assessment. Based on the results of our annual qualitative assessment, we concluded that it is not more likely than not that IPR&D was impaired for any of the periods presented.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2. Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2024 and 2023

The following table provides comparative results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Variance	% Variance

Operating expenses:
Research and development	$51,964	$30,312	$21,652	71%
General and administrative	18,613	12,688	5,925	47%
Total operating expenses	70,577	43,000	27,577	64%
Loss from operations	(70,577)	(43,000)	(27,577)	-64%
Other income, net	3,924	2,674	1,250	47%
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	30,900	(76,211)	107,111	141%
Loss before income taxes	(35,753)	(116,537)	80,784	69%
Provision for income taxes	(431)	—	(431)	-100%
Net loss and comprehensive loss	$(36,184)	$(116,537)	$80,353	69%

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	Change

Tegoprubart - kidney transplantation programs	$27,452	$11,940	$15,512
Tegoprubart - other development programs	306	3,186	(2,880)
Manufacturing	12,448	8,048	4,400
Personnel-related	7,292	5,512	1,780
Stock-based compensation	4,277	1,491	2,786
Other expenses	189	135	54
Total research and development expenses	$51,964	$30,312	$21,652

Research and development expenses increased $21.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to the following:

•
an increase of $15.5 million in Tegoprubart - kidney transplantation programs, primarily with external CROs, related to increased activities in our Phase 1b, Phase 2 BESTOW and Phase 2 open-label extension trials for kidney transplantation;
•
a decrease of $2.9 million in Tegoprubart - other development programs, primarily with external CROs, related to our IgAN program that was completed in 2023;
•
an increase of $4.4 million in manufacturing costs, primarily with contract manufacturing organizations, for the increased production of drug substance and drug product clinical trial supply;
•
an increase of $1.8 million in personnel-related expenses due to an increase in headcount to support ongoing clinical development programs;
•
an increase of $2.8 million in stock-based compensation expense, primarily due to the recognition of expense for the achievement of performance-based vesting criteria during the year ended December 31, 2024; and

•
an increase of $0.1 million in other operating expenses.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	Change

Professional Fees	$4,212	$2,680	$1,532
Personnel-related	3,414	2,839	575
Stock-based compensation	8,845	5,054	3,791
Other expenses	2,142	2,115	27
Total general and administrative expenses	$18,613	$12,688	$5,925

General and administrative expenses increased $5.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to the following:

•
an increase of $1.5 million in professional fees and consulting fees primarily driven by increased audit and legal services;
•
an increase of $0.6 million in personnel-related expenses due to increased headcount; and
•
an increase of $3.8 million in stock-based compensation expense, primarily due to the recognition of expense for the achievement of performance-based vesting criteria during the year ended December 31, 2024.

Other Income, Net

The $1.3 million increase in other income, net was primarily due to an increase in interest income, driven by higher balances of our cash and cash equivalents and short-term investments during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

For the year ended December 31, 2024, the fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds increased by $107.1 million to $30.9 million. The change was primarily due to the reversal of $59.1 million in warrant liabilities associated with the Subsequent Closing Warrants, which were settled or expired in 2024, partially offset by increase in the fair value of Common Warrants of $27.8 million. This is compared to $76.2 million in fair value of the Common Warrants and the Subsequent Closing Warrants for the year ended December 31, 2023.

Provision for Income Taxes

The $0.4 million provision for income taxes for the year ended December 31, 2024, is the result of a change in the effective state tax rate used to remeasure deferred tax liability related to indefinite-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of December 31, 2024, the Company had cash and cash equivalents and short-term investments of $140.2 million, working capital of $132.2 million and an accumulated deficit of $355.6 million.

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwritten Offering diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity, including through our “at the market” equity offering program, or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

We lease our office facilities in Irvine, California and Burlington, Massachusetts under non-cancelable operating leases that expire in June 2027 and November 2027, respectively. As of December 31, 2024, we expect to make total lease payments of $1.1 million through November 2027.

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

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(47,271)	$(39,527)
Net cash used in investing activities	(70,314)	(45,287)
Net cash provided by financing activities	133,522	33,017
Net change in cash and cash equivalents	$15,937	$(51,797)

Operating Activities

For the year ended December 31, 2024, operating activities used $47.3 million of cash, which primarily consisted of our net loss of $36.2 million. Operating activities include adjustments for certain non-cash charges including $30.9 million due to a change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, accretion of investment discounts of $2.8 million, partially offset by $13.1 million of stock-based compensation, $0.4 million of operating lease amortization, and $0.4 million of deferred tax provision. Net operating assets and liabilities changed by $8.7 million, primarily driven by an increase in accounts payable and accrued expenses of $7.7 million and a decrease in prepaid expenses and other assets of $1.3 million.

For the year ended December 31, 2023, operating activities used $39.5 million of cash, which resulted from our net loss of $116.5 million and the changes in operating activities described below. Operating activities include adjustments for certain non-cash charges including $76.2 million due to a change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds, $6.5 million of stock-based compensation, and $0.4 million of operating lease amortization, partially offset by accretion of investment discounts of $1.2 million. Net operating assets and liabilities changed by $4.9 million, primarily driven by a decrease in accounts payable and accrued expenses of $2.6 million, a decrease in operating lease liability of $0.4 million and an increase in prepaid expenses and other assets of $2.0 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $70.3 million. We purchased $156.1 million of short-term investments, which was partially offset by the maturing of $85.8 million of our short-term investments during the year.

Net cash used in investing activities for the year ended December 31, 2023 was $45.3 million. We purchased $78.3 million of short-term investments, which was partially offset by the maturing of $33.0 million of our short-term investments during the year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 consisted of the following: $79.5 million in net proceeds from the 2024 Underwritten Offering, involving the sale of 18.4 million shares of the common stock and pre-funded warrants to purchase 4.9 million shares of common stock; $48.1 million in net proceeds from the 2024 Private Placement, involving the sale of 13.1 million shares of common stock and pre-funded warrants to purchase 8.0 million shares of common stock; $1.9 million in net proceeds from the Second Closing, involving the sale of 0.9 million shares of common stock; $3.8 million in net proceeds from the Third Closing, involving the sale of 1.7 million shares of common stock; and $0.2 million from exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2023 consisted of the 2023 Private Placement, totaling $33.0 million in net proceeds from the sale of 8.7 million shares of common stock and pre-funded warrants to purchase 6.4 million shares of common stock.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of December 31, 2024.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) in its 2013 Internal Control—Integrated Framework. Management believes that the COSO Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Completed Remediation of Prior Years’ Material Weakness

In the course of preparing our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, our management concluded that the Common Warrants and Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on our consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. In light of this determination, on August 13, 2024, management and the Audit Committee of our Board together concluded that our previously issued (i) audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2024 and (ii) unaudited condensed consolidated financial statements as of and for (a) the three months ended March 31, 2024 included in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024, (b) the three and nine months ended September 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and (c) the three and six months ended June 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (together, the “Impacted Reports”) were each materially misstated.

As a result, our management, including our principal executive officer and principal financial officer, determined that there existed a material weakness identified in our internal control over financial reporting related to our accounting for equity instruments for the periods covered by each of the Impacted Reports. A material weakness is a deficiency, or a combination of deficiencies, in the internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management determined that we did not maintain effective controls to timely identify and account for complex derivative type financial instruments. This material weakness resulted in the material misstatement of each of the Impacted Reports.

As previously disclosed, in August 2024, the Company immediately implemented a plan to address and remediate the material weakness described above and to improve our internal control over financial reporting. As part of the remediation plan, management identified and implemented a number of actions including, but not limited to, the following actions:

•
Engaged with independent technical accounting experts to advise and review complex financial matters, ensuring appropriate technical analysis, documentation, and oversight prior to the preparation of our financial statements.
•
Hiring of internal financial expertise within the corporate accounting department.
•
Implemented an accounting standards compliance framework to ensure timely adoption and assessment of evolving accounting standards.

•
Strengthened financial disclosure and technical guidance resources.

During the fourth quarter of the year ended December 31, 2024, we successfully completed the testing necessary to conclude that the material weakness has been remediated. As such, management, including our principal executive officer and principal financial officer have concluded that the plan and actions described above were satisfactorily executed and the related policies, procedures and controls have been implemented, operated effectively and tested satisfactorily for a sufficient period of time to demonstrate that the previously identified material weakness has been remediated as of December 31, 2024. The Company is committed to evaluating and monitoring adherence to the established policies and procedures listed above.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024, including under headings “Board of Directors and Corporate Governance—Election of Directors,” “Executive Officers and Executive Compensation—Executive Officers,” “Board of Directors and Corporate Governance—Director Nomination Process,” “Board of Directors and Corporate Governance— Committees of the Board of Directors” and “Board of Directors and Corporate Governance—Insider Trading Policy.”

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Board of Directors and Corporate Governance—Related Person Transactions,” “Board of Directors and Corporate Governance,” and “Board of Directors and Corporate Governance—Committees of the Board of Directors”.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Matters to be Voted—on Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm”.

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

(3)
Exhibits:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.4	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities	10-K	001-36620	4.5	March 31, 2021

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 1, 2023

4.7	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	001-36620	4.2	May 1, 2023

4.8	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 7, 2024

4.9	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	October 30, 2024

10.1	Open Market Sales Agreement by and between the Registrant and Guggenheim Securities, LLC dated September 20, 2024	S-3	333-282260	1.2	September 20, 2024

10.2	Securities Purchase Agreement, dated April 28, 2023	8-K	001-36620	10.1	May 1, 2023

10.3	Registration Rights Agreement, dated April 28, 2023	8-K	001-36620	10.2	May 1, 2023

10.4	Securities Purchase Agreement, dated May 6, 2024	8-K	001-36620	10.1	May 7, 2024

10.5	Registration Rights Agreement, dated May 6, 2024	8-K	001-36620	10.2	May 7, 2024

10.6*	Form of Indemnification Agreement to be entered into with each of the directors and officers of Eledon	8-K	001-36620	10.1	September 21, 2023

10.7	Fourth Amendment to Lease Agreement, dated March 12, 2024, by and between Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.					X

10.8	Lease Agreement, dated September 4, 2024, by and between Blanchard Group LLC and Eledon Pharmaceuticals, Inc.					X

10.9*	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.10*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.11*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.12*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.13*	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.3	May 1, 2023

10.14*	David-Alexandre Gros, M.D. Letter Agreement, dated December 16, 2024					X

10.15*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.16*	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.4	May 1, 2023

10.17*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

10.18*	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended	8-K	001-36620	10.1	July 10, 2024

10.19*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.12	March 24, 2022

10.20	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020	10-Q	001-36620	10.1	August 11, 2022

10.21	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020	10-Q	001-36620	10.2	August 11, 2022

10.22	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018	10-Q	001-36620	10.3	August 11, 2022

10.23*	Form of Stock Option Agreement, dated May 1, 2023, between Eledon Pharmaceuticals, Inc. and each of David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.22	March 28, 2024

10.24*	Form of Amendment to Stock Option Agreement, dated December 30, 2023, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.23	March 28, 2024

10.25*	Form of Amendment to Stock Option Agreement, dated June 13, 2024, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little					X

10.26*	Form of Amendment to Stock Option Agreement, dated November 20, 2024, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little					X

19.1	Eledon Pharmaceuticals, Inc. Insider Trading Policy					X

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of Crowe LLP, independent registered public accounting firm					X

23.2	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1*	Incentive Compensation Recoupment Policy	10-K	001-36620	97.1	March 28, 2024

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover page formatted as INLINE XBRL and contained in Exhibit 101					X

*	Indicates a management contract or compensatory plan

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

Eledon Pharmaceuticals, Inc.
Date: March 20, 2025	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: March 20, 2025	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	March 20, 2025
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	March 20, 2025
Paul Little	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 20, 2025
Keith A. Katkin

/s/ Jan Hillson, M.D.	Director	March 20, 2025
Jan Hillson, M.D.

/s/ James Robinson	Director	March 20, 2025
James Robinson

/s/ Allan Kirk, M.D.	Director	March 20, 2025
Allan Kirk, M.D.

/s/ John S. McBride	Director	March 20, 2025
John S. McBride

/s/ June Lee, M.D.	Director	March 20, 2025
June Lee, M.D.

/s/ Steven Perrin	President, Director	March 20, 2025
Steven Perrin

ELEDON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Issuer (the "Company") as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2023, were audited by other auditors whose report dated March 28, 2024, except for the effects of the Restatement disclosed in Note 13, as to which the date is August 19, 2024, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Classification and Valuation of Pre-Funded Warrants

As described in Note 2, Summary of Significant Accounting Policies, and Note 8, Stockholder’s Equity, to the consolidated financial statements, the Company accounts for issued pre-funded warrants either as a liability or equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period with any change in the fair value of the warrants recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. The Common Warrants and the Subsequent Closing Warrants (as defined in Note 8) issued in the 2023 Private Placement are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. Determining the proper classification of pre-funded warrants as either a derivative liability or as equity instruments requires significant management judgment in assessing the specific terms and conditions. The valuation of the derivative liability for liability classified pre-funded warrants also requires management judgment in determining the fair value.

The classification and valuation of warrants was determined to be a critical audit matter because of the complexity and significant judgment involved in determining the accounting for the pre-funded warrants and the significant audit effort, including the use of specialists, in assessing management’s conclusions and inputs to its calculation of fair value.

Our audit procedures to evaluate the classification and fair market value of the pre-funded warrants included:

•
Obtaining and inspecting the securities purchase agreements to evaluate the contractual terms of the pre-funded warrants.
•
Evaluating management's technical accounting analysis on the classification of the pre-funded warrants.
•
Consulting with specialists on the classification and valuation of the pre-funded warrants.

Developing an independent expectation of the valuation of the liability-classified warrants to compare to management’s valuation.

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

Los Angeles, CA

March 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Eledon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We served as the Company's auditor from 2019 to 2024.

Glendora, California
March 28, 2024 (except for previously disclosed adjustments to 2023, as to which the date is August 19, 2024 and Note 10, as to which the date is March 20, 2025)

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$20,549	$4,612
Short-term investments	119,629	46,490
Prepaid expenses and other current assets	3,552	5,027
Total current assets	143,730	56,129
Operating lease right-of-use asset, net	926	365
In-process research and development	32,386	32,386
Other assets	363	186
Total assets	$177,405	$89,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,833	$967
Current operating lease liability	314	383
Accrued expenses and other liabilities	5,430	2,545
Total current liabilities	11,577	3,895
Deferred tax liability	2,183	1,752
Non-current operating lease liability	640	—
Warrant liabilities	44,865	76,211
Total liabilities	59,265	81,858

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2024 and 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at December 31, 2024 and 2023	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2024 and 2023; 59,789,275 and 24,213,130 shares issued and outstanding at December 31, 2024 and 2023, respectively	60	24
Additional paid-in capital	473,640	326,586
Accumulated other comprehensive income	26	—
Accumulated deficit	(355,586)	(319,402)
Total stockholders’ equity	118,140	7,208
Total liabilities and stockholders’ equity	$177,405	$89,066

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Operating expenses
Research and development	$51,964	$30,312
General and administrative	18,613	12,688
Total operating expenses	70,577	43,000
Other income, net	3,924	2,674
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	30,900	(76,211)
Loss before income taxes	(35,753)	(116,537)
Provision for income taxes	(431)	—
Net loss and comprehensive loss	$(36,184)	$(116,537)
Net loss per share, basic and diluted	$(0.75)	$(4.73)
Weighted-average common shares outstanding, basic and diluted	48,543,787	24,619,197

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	117,970	$—	6,204	$—	13,776,788	$14	$287,034	$—	$(202,865)	$84,183
Issuance of common stock and pre-funded warrants in connection with the 2023 Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	—	99,000	—	—	—	—	—
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	—	—	—	437,977	—	(1)	—	—	(1)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	1,154,197	1	—	—	—	1
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	15,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,545	—	—	6,545
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(116,537)	(116,537)
Balance as of December 31, 2023	110,086	$—	4,422	$—	24,213,130	$24	$326,586	$—	$(319,402)	$7,208
Issuance of common stock and pre-funded warrants in connection with the 2024 Securities Purchase Agreement, net of issuance costs	—	—	—	—	13,110,484	13	48,051	—	—	48,064
Issuance of common stock with the completion of the Second Closing and Third Closing in connection with 2023 Securities Purchase Agreement, net of issuance costs	—	—	—	—	2,636,488	3	6,152	—	—	6,155
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	1,423,000	1	—	—	—	1
Issuance of common stock and pre-funded warrants in connection with 2024 Underwritten Offering, net of issuance costs.	—	—	—	—	18,356,173	18	79,515	—	—	79,533
Stock Option Exercise	—	—	—	—	50,000	1	214	—	—	215
Share based compensation	—	—	—	—	—	—	13,122	—	—	13,122
Accumulated other comprehensive loss	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	(36,184)	(36,184)
Balance as of December 31, 2024	110,086	$—	4,422	$—	59,789,275	$60	$473,640	$26	$(355,586)	$118,140

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023

Cash flows used in operating activities:
Net loss	$(36,184)	$(116,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease termination	(10)	—
Amortization of operating lease right-of-use asset	359	374
Accretion of investment discounts	(2,799)	(1,203)
Stock-based compensation	13,122	6,545
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(30,900)	76,211
Deferred tax provision	431	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,298	(1,954)
Accounts payable, accrued expenses and other liabilities	7,751	(2,600)
Operating lease liabilities	(339)	(363)
Net cash used in operating activities	(47,271)	(39,527)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(156,131)	(78,287)
Proceeds from maturities of available-for-sale short-term investments	85,817	33,000
Net cash used in investing activities	(70,314)	(45,287)
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	133,307	33,017
Proceeds from exercise of stock options	215	—
Net cash provided by financing activities	133,522	33,017
Net change in cash and cash equivalents	15,937	(51,797)
Cash and cash equivalents at beginning of year	4,612	56,409
Cash and cash equivalents at end of year	$20,549	$4,612
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Common stock exchanged for X and X1 non-voting convertible preferred stock	$—	$1
Unrealized gain on available-for-sale securities	$26	$—
Increase in operating right-of-use lease asset and liability due to new lease	$920	$—
Settlement of warrant liability into common stock due to exercise	$446	$—

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation expense, warrant liabilities, the fair value of right-of-use (“ROU”) assets and liabilities, accruals for liabilities, impairment of long-lived assets, and other matters that affect the consolidated financial statements and related disclosures. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions and the differences may be material to the consolidated financial statements.

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

Risks and Uncertainties

As of December 31, 2024 and 2023, all of the Company’s long-lived assets were located in the United States. The Company’s products will require approval from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory agencies before commercial sales can commence. There can be no assurance that its products will receive any of these required approvals. The denial or delay of such approvals may impact the Company’s business in the future. In addition, after the approval by the FDA, there is still an ongoing risk of adverse events that did not appear during the product approval process.

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

Reportable Segments

Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer and the Company has determined that it operates in one business segment, which is the development of tegoprubart, to develop therapies to protect transplanted organs and prevent rejection, and to treat ALS.

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

In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and amortized over a period that best reflects the economic benefits provided by these assets. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested annually for impairment or more frequently if indicators of impairment exist.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value is less than its carrying amount, then a quantitative assessment is unnecessary. If the quantitative assessment is deemed necessary, the excess of the carrying value over fair value will be recorded as an impairment. The qualitative assessment focuses on the key inputs, assumptions and rationale utilized in the establishment of the carrying value and related changes since the last quantitative assessment. Based on the results of the Company’s annual qualitative assessment, the Company concluded that it is not more likely than not that IPR&D was impaired for any of the periods presented.

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2024.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the years ended December 31, 2024 and 2023 include 12,443,755 and 5,776,270, respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	Year Ended December 31,
	2024	2023
(In thousands, except share and per share data)
Net loss	$(36,184)	$(116,537)
Net loss per share, basic and diluted	$(0.75)	$(4.73)
Weighted-average number of common shares	48,543,787	24,619,197

The computation of diluted earnings per share excludes incentive stock options, restricted stock units, and warrants that are anti-dilutive. The following table provides a summary as of December 31, 2024 and 2023 common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2024	2023

Stock options outstanding and other equity awards	6,007,789	14,909,155
Common and preferred warrants outstanding	18,567,751	18,577,332
Total	24,575,540	33,486,487

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

Income Taxes

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a valuation allowance on our deferred tax assets as of December 31, 2024 and 2023 because we believe it is more likely than not that a majority of our deferred tax assets will not be realized as of this date.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2024 and 2023. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 7. Income Taxes of the Notes to Financial Statements.

Warrant Liabilities

The Company accounts for issued warrants either as a liability or equity in accordance with Accounting Standards Codification (“ASC”) 815-40 Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Recent Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, with early adoptions permitted. The Company adopted ASU 2023-07, effective December 31, 2024, in these consolidated financial statements. ASU 2023-07 only impacted the disclosures and did not impact the consolidated financial statements. See Note 10, Segment Reporting, for disclosures related to the adoption of ASU 2023-07.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new financial statement disclosures in tabular format, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

Note 3. Short-Term Investments

The objectives of the Company’s investment policy are to preserve principal, meet the Company's liquidity requirements and safeguard invested funds. Short-term investments consist of U.S. government securities and U.S. government agency securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

The following is a summary of short-term investments, which were classified as available-for-sale securities as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government securities	$119,603	$55	$(29)	$119,629
Total short-term investments	$119,603	$55	$(29)	$119,629

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government securities	$33,213	$3	$(3)	$33,213
U.S. government agency securities	13,277	2	(2)	13,277
Total short-term investments	$46,490	$5	$(5)	$46,490

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands). Included within cash and cash equivalents on the consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,215	$—	$—	$1,215
U.S. Treasuries	—	17,464	—	17,464
Total cash equivalents	1,215	17,464	—	18,679

Short-term investments:
U.S. government securities	—	119,629	—	119,629
U.S. government agency securities	—	—	—	—
Total short-term investments	—	119,629	—	119,629
Total financial assets	$1,215	$137,093	$—	$138,308

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,246	$—	$—	$4,246
Total cash equivalents	4,246	—	—	4,246

Short-term investments:
U.S. government securities	—	33,213	—	33,213
U.S. government agency securities	—	13,277	—	13,277
Total short-term investments	—	46,490	—	46,490
Total financial assets	$4,246	$46,490	$—	$50,736

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 8. Stockholders' Equity) measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$44,865	$44,865

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$76,211	$76,211

The following table provides a roll-forward of the aggregate fair value of the warrant liabilities categorized with Level 3 inputs (in thousands):

Warrant Liability
Balance as of December 31, 2023	$76,211
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(30,900)
Settlement of warrant liability	(446)
Balance as of December 31, 2024	$44,865

The change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds includes the reversal of $59.1 million in warrant liabilities associated with the Subsequent Closing Warrants (as defined in Note 8. Stockholders' Equity), which expired and or settled as of year ended December 31, 2024.

Note 5. Prepaid Expenses, Other Assets, Accrued Expenses and Other Liabilities

Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Prepaid clinical	$1,915	$4,128
Prepaid insurance	693	624
Prepaid other	215	185
Other current assets	729	90
Total prepaid expenses and other current assets	$3,552	$5,027

Accrued expenses and other liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Accrued clinical	$3,642	$451
Accrued compensation and related expenses	1,601	2,003
Accrued professional services	140	47
Accrued other	47	44
Total accrued expenses and other liabilities	$5,430	$2,545

Note 6. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $0.4 million for each of the years ended December 31, 2024 and 2023.

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

On September 4, 2024, the Company entered into a 36-month operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 21, 2027 (the “Burlington Lease Agreement”). The existing lease expired on November 20, 2024. On November 21, 2024, the effective date of the Burlington Lease Agreement, the Company recognized additional net ROU assets and lease liabilities in the amount of $0.5 million.

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

The total operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost(a)	$407	$400
(a) Includes variable operating lease expenses, which are immaterial.

Other supplemental cash flow information related to leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$378	$378

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)	2.7	1.0
Weighted-average discount rate	9.46%	2.49%

As of December 31, 2024, future minimum payments under non-cancelable operating leases, were as follows (in thousands):

Year Ended December 31,
2024
2025	$391
2026	403
2027	293
Total minimum lease payments	1,087
Less imputed interest	(133)
Present value of lease liabilities	954
Less current portion of operating lease liabilities	(314)
Non-current operating lease liabilities	$640

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during 2024 or 2023.

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

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the Agreement. The Company has made a $0.1 million annual license maintenance fee in each year since 2022.

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

eGenesis, Inc. Collaboration Agreement

In September 2022, and subsequently amended in January 2023, Eledon executed a non-exclusive collaborative research agreement with eGenesis, Inc. (the “eGenesis Agreement”), under which eGenesis will gain access to tegoprubart for eGenesis’ ongoing preclinical research and development xenotransplant studies of human-compatible organs and cells for the treatment of organ failure. eGenesis will pay Eledon for supplies of tegoprubart based on the number of study days per animal needed for the eGenesis preclinical xenotransplant studies to offset manufacturing expenses. As of year ended December 31, 2024, the Company offset $0.1 million of manufacturing expenses. The eGenesis agreement continues until September 2025, unless terminated earlier by either party.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2024 and 2023.

Note 7. Income Taxes

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Losses before income taxes:
U.S.	$(35,951)	$(116,736)
Non-U.S.	198	199
Total	$(35,753)	$(116,537)

The provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current income tax provision	—	—
Deferred:
Federal	—	—
State	431	—
Foreign	—	—
Total deferred income tax provision	431	—
Total provision for income taxes	$431	$—

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of a portion of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company has a valuation allowance on its deferred tax assets as of December 31, 2024.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	$(7,508)	$(24,473)
State income taxes, net of federal tax benefits	(908)	(3,170)
Tax credits	(2,358)	(972)
Stock-based compensation	2,819	728
Permanent items	12	9
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(7,273)	18,078
State rate differential	490	32
NOL true-up	(4)	2
Other	24	566
Change in valuation allowance	15,137	9,200
Total provision for income taxes	$431	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Net operating loss carryforwards	$22,740	$18,089
Research and development tax credits	5,560	3,202
Accruals and reserves	366	475
Research expenditures	18,809	10,567
Stock-based compensation	3,281	3,085
Depreciation and amortization	1,056	1,319
Lease liability	225	91
Total deferred tax assets	52,037	36,828
Right-of-use asset	(218)	(87)
Acquired IPR&D	(7,623)	(7,682)
Total deferred tax liabilities	(7,841)	(7,769)
Less: valuation allowance	(46,379)	(30,811)
Net deferred tax liabilities	$(2,183)	$(1,752)

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$3,636	$2,664
Additions from tax positions taken in the current year	2,596	972
Additions from tax positions taken in prior years	—	—
Gross unrecognized tax benefits at the end of the year	$6,232	$3,636

The deferred income tax assets have been offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $15.6 million from December 31, 2023 to December 31, 2024. The net valuation allowance increased by $9.1 million from December 31, 2022 to December 31, 2023.

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

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $88.7 million and $68.9 million, respectively, available to reduce future taxable income. As of December 31, 2024 and 2023, the Company also has state net operating loss carryforwards of $37.7 million and $30.1 million, respectively. Both the federal and state net operating loss carryforwards incurred before 2018 begin expiring in 2035, if not utilized. The federal net operating losses incurred since 2018 of $87.9 million do not expire. The state net operating losses begin to expire in 2035.

As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of approximately $8.0 million and $4.0 million, respectively. If not utilized, the carryforwards will begin expiring in 2036. As of December 31, 2024 and 2023, the Company has state research and development credit carryforwards or approximately $2.6 million and $1.5 million, respectively, which will begin expiring in 2030 if not utilized.

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

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2024 and 2023. The Company has not recorded any interest or penalties in 2024 or 2023.

Note 8. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding at December 31, 2024 and 2023, and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding at December 31, 2024 and 2023.

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

2023 Securities Purchase Agreement

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing (the “Second Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing (the “Third Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share.

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

On April 28, 2023, the initial closing occurred, and the Company received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock.

On July 8, 2024, the Second Closing occurred, and the Company received gross proceeds of $2.1 million, or net proceeds of approximately $2.0 million after deducting offering costs, in exchange for 909,088 shares of common stock.

On September 30, 2024, and October 1, 2024, the Third Closing occurred, and the Company received gross proceeds of $4.0 million, or net proceeds of approximately $3.8 million after deducting offering costs, in exchange for 1,727,400 shares of common stock.

In connection with the 2023 Private Placement, the Company filed on May 18, 2023, a registration statement on Form S-3 (the “2023 Registration Statement”) with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The 2023 Registration Statement became effective on June 2, 2023.

In August 2024, the Company concluded that the Common Warrants, and the potential issuance of Pre-Funded Warrants in lieu of additional shares of common stock in the Second Closing and Third Closing (the “Subsequent Closing Warrants”) do not meet the conditions to be classified as equity instruments under ASC 815-40 and must instead be recorded as liabilities on the Company’s consolidated balance sheets at their fair value and remeasured at fair value for each subsequent reporting period.

The valuation of the Common Warrants and the Subsequent Closing Warrants is adjusted to fair value (Level 3) at each balance sheet date until the Common Warrants and the Subsequent Closing Warrants are settled or expired.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of Common Warrants and Subsequent Closing Warrants granted as of December 31, 2024, and as of the issuance date:

	Year Ended December 31,
	2024	2023
Expected stock price volatility	96.4%	89.1% - 94.3%
Risk-free interest rate	4.4%	3.8% - 3.9%
Expected life of options (in years)	3.5	4.5 - 6.0
Share price	$4.14	$1.80

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

2024 Securities Purchase Agreement

On May 6, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of the Company’s common stock, at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or 9.99% as determined by holder of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The 2024 Shares, the 2024 Pre-Funded Warrants, and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

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

In connection with the 2024 Private Placement, the Company filed on May 24, 2024, a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC to register for resale the 2024 Shares and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants. The 2024 Registration Statement became effective on June 5, 2024.

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of the year ended December 31, 2024, the Company has not sold any shares under the Sales Agreement.

2024 Underwritten Offering

On October 29, 2024, the Company entered into an underwriting agreement with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”) in connection with the underwritten offering, issuance and sale by the Company (the “2024 Underwritten Offering”) of 18,356,173 shares of the Company’s common stock, at an offering price of $3.65 per share, and pre-funded warrants at a price of $3.649 per pre-funded warrant, which are exercisable to purchase 4,931,507 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Offering Pre-Funded Warrants”).

The Offering Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital. The Offering Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Offering Pre-Funded Warrants do not provide any guarantee of value or return.

The 2024 Underwritten Offering closed on October 30, 2024 and resulted in gross proceeds of $85 million, or net proceeds of approximately $79.5 million after deducting underwriting discounts and commissions and offering expenses. The

2024 Underwritten Offering was made pursuant to the Shelf Registration Statement and a prospectus supplement relating to the 2024 Underwritten Offering dated October 29, 2024.

A holder of the Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of an Offering Pre-Funded Warrant to the extent that the that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such Offering Pre-Funded Warrant.

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

On July 11, 2024, the Exercising Stockholder exercised their remaining Pre-Funded Warrants to purchase 240,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On July 11, 2024, the Company issued 240,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

Common Stock Warrants

As of December 31, 2024, 33,052,744 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total
Balance as of December 31, 2023	15,788,032	5,776,270	21,564,302
Issued	—	12,921,023	12,921,023
Exercised	—	(1,423,000)	(1,423,000)
Cancelled/Expired	(9,581)	—	(9,581)
Balance as of December 31, 2024	15,778,451	17,274,293	33,052,744

As of December 31, 2024, the Company's outstanding warrants to purchase shares of common stock consisted of the following:

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

January 2020 common warrants	5,586	$18.90	July 14, 2025
January 2020 common warrants	3,591	$18.90	July 17, 2025
January 2020 common warrants	247,264	$12.96	July 14, 2025
January 2020 common warrants	71,800	$12.96	July 17, 2025
September 2020 common warrants	298,692	$3.08	September 14, 2025
2023 Securities Purchase Agreement common warrants	15,151,518	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,931,507	$0.001	N/A
Balance as of December 31, 2024	33,052,744

Preferred Stock Warrants

As of December 31, 2024, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

Roll-Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2023	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	—
Balance as of December 31, 2024	50,207.419

The Series X1 Preferred Warrants were issued on September 14, 2020, with an exercise price of $8.96 and an expiration date of September 14, 2025.

Note 9. Stock-Based Compensation

Stock Option Plans

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. For stock options granted to the Company’s board of directors (the “Board”), the Company determined the expected life assumption using the simplified method as the starting point with an average period of 12 months added to take into account the extended range of time of 12 to 18 months that vested stock options granted to Board members may be exercised upon termination.

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

On May 1, 2023, the Company issued stock option awards to its employees with both time-based and performance-based vesting requirements, totaling 7,381,857 stock options, with 1,476,372 of the granted stock options subject to the Company’s customary time-based vesting schedule. The remaining 5,905,485 stock options granted are subject to both customary time-based vesting requirements and performance-based vesting requirements that are based on the same clinical development milestones applicable to the Second Closing and Third Closing of the 2023 Private Placement as specified in the 2023 Securities Purchase Agreement.

In December 2023, the Company amended the performance-based vesting requirements with its named executive officers and other employees that upon the Second Closing and Third Closing, a full or prorated amount of each closing installment shall vest based on the percentage of funding received relative to the total funding opportunity represented by the investors’ Second Closing and Third Closing subscription amounts. On June 13, 2024 and November 20, 2024, the performance-based vesting requirement based on the milestones applicable to the Second Closing and Third Closing were satisfied and 5,763,085 stock options were issued.

The 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2024. The number of shares reserved for issuance under the 2020 Plan and Employee Stock Purchase Plan was 6,373,242 and 24,077 shares, respectively, as of December 31, 2024.

The following table summarizes all option activity under the 2014 Plan, 2020 Plan and inducement grants:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
			(In years)
Outstanding as of January 1, 2023	5,218,033	$8.69	8.1	$—
Granted	11,026,451	2.10
Forfeited / Canceled	(862,631)	8.07
Outstanding as of December 31, 2023	15,381,853	$4.21	8.9	$235
Granted	622,000	2.22
Exercised	(50,000)	2.30
Forfeited / Canceled	(316,465)	7.29
Outstanding as of December 31, 2024	15,637,388	$4.02	7.5	$20,628
Options vested and expected to vest as of December 31, 2024	15,637,388	$4.02	7.5	$20,628
Options exercisable as of December 31, 2024	8,667,177	$5.37	6.8	$7,898

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. The aggregate intrinsic value of options exercised during the year ended December 31, 2024 was $0.1 million.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected stock price volatility	101.3%	90.5%
Risk-free interest rate	4.2%	3.7%
Expected life of options (in years)	6.9	6.1
Estimated dividend yield	—%	—%

The per share weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $1.93 and $1.60, respectively.

Restricted Stock Units

The following table shows the RSU activity, as follows:

	Shares Issuable Under RSUs	Weighted Average Grant Date Fair Value
		(In years)
Outstanding as of January 1, 2023	15,000	$2.47
Granted	—	—
RSUs Vested	(15,000)	2.47
Forfeited / Canceled	—	—
Outstanding as of December 31, 2023	—	$—
Granted	46,000	1.97
RSUs Vested	—	—
Forfeited / Canceled	—	—
Outstanding as of December 31, 2024	46,000	$1.97

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2024 and 2023 was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
Stock-based compensation classified as:
Research and development expense	$4,277	$1,491
General and administrative expense	8,845	5,054
Total stock-based compensation expense	$13,122	$6,545

As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested equity awards was $17.6 million, which is expected to be recognized over an estimated weighted-average period of 2.4 years.

Note 10. Segment Reporting

The Company currently operates and manages its business as one reportable segment, to develop therapies to protect transplanted organs and prevent rejection. The Company's chief operating decision maker (the “CODM”), is the chief executive officer. The financial results of the Company's operations are managed and reported to the CODM. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions.

As a single reportable segment entity, the CODM assesses performance and allocates resources based on the Company's consolidated statements of operations. Significant segment expenses, as provided to the CODM, are presented as the following:

	Year Ended December 31,
	2024	2023

Operating expenses:
Tegoprubart - kidney transplantation programs	$27,452	$11,940
Tegoprubart - other development programs	306	3,186
Manufacturing	12,448	8,048
Personnel-related	10,706	8,351
Stock-based compensation	13,122	6,545
General and administrative expense	6,543	4,930
Total operating expenses	70,577	43,000
Loss from operations	(70,577)	(43,000)
Other income, net	3,924	2,674
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	30,900	(76,211)
Provision for income taxes	(431)	—
Segment and net loss	$(36,184)	$(116,537)

Note 11. Subsequent Events

The Company has evaluated events subsequent to December 31, 2024 through the filing date of this Annual Report on Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.