Form 10-Q
period 2025-03-31
Eledon Pharmaceuticals, Inc.
filed 2025-05-14
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025 there were 59,881,775 shares of the Registrant’s common stock outstanding.

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

Although we believe that we have a reasonable basis for each forward looking statement contained in this Quarterly Report on Form 10-Q, actual results may differ materially from those indicated by such forward-looking statements as a result of various factors, including the factors listed under “Risk Factor Summary” below. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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

The market data and certain other statistical information used in this Quarterly Report on Form 10-Q are based on independent industry publications, governmental publications, reports by market research firms or other independent sources. Some data are also based on our good faith estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

RISK FACTOR SUMMARY

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

WEBSITE REFERENCES

In this Quarterly Report on Form 10-Q, we make references to our website at www.eledon.com. References to our website through this Form 10-Q are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Quarterly Report on Form 10-Q.

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$8,496	$20,549
Short-term investments	116,385	119,629
Prepaid expenses and other current assets	2,837	3,552
Total current assets	127,718	143,730
Operating lease asset, net	850	926
In-process research and development	32,386	32,386
Other assets	354	363
Total assets	$161,308	$177,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,901	$5,833
Current operating lease liabilities	325	314
Accrued expenses and other liabilities	5,959	5,430
Total current liabilities	9,185	11,577
Deferred tax liabilities	2,183	2,183
Non-current operating lease liabilities	555	640
Warrant liabilities	34,805	44,865
Total liabilities	46,728	59,265

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2025 and December 31, 2024:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 59,881,775 and 59,789,275 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	60	60
Additional paid-in capital	476,619	473,640
Accumulated other comprehensive income (loss)	(18)	26
Accumulated deficit	(362,081)	(355,586)
Total stockholders’ equity	114,580	118,140
Total liabilities and stockholders’ equity	$161,308	$177,405

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating expenses
Research and development	$13,531	$7,410
General and administrative	4,433	3,459
Total operating expenses	17,964	10,869
Loss from operations	(17,964)	(10,869)
Other income, net	1,409	574
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	10,060	(13,336)
Net loss	$(6,495)	$(23,631)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(44)	—
Comprehensive loss	$(6,539)	$(23,631)
Net loss per share, basic and diluted	$(0.08)	$(0.79)
Weighted-average common shares outstanding, basic and diluted	77,126,763	29,989,400

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance as of December 31, 2024	110,086	$—	4,422	$—	59,789,275	$60	$473,640	$26	$(355,586)	$118,140
Issuance of common stock in connection with vesting of restricted stock units					42,500	—				—
Stock option exercise	-	—	—	—	50,000	—	115	—	—	115
Stock-based compensation							2,864			2,864
Other comprehensive loss								(44)		(44)
Net loss	—	—	—	—	—	—	—	—	(6,495)	(6,495)
Balance as of March 31, 2025	110,086	$—	4,422	$—	59,881,775	$60	$476,619	$(18)	$(362,081)	$114,580

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance as of December 31, 2023	110,086	$—	4,422	$—	24,213,130	$24	$326,586	$—	$(319,402)	$7,208
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	—	1,694
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(23,631)	(23,631)
Balance as of March 31, 2024	110,086	$—	4,422	$—	24,813,130	$25	$328,280	$—	$(343,033)	$(14,728)

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash flows used in operating activities:
Net loss	$(6,495)	$(23,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	76	95
Accretion on investment discounts	(692)	(500)
Stock-based compensation	2,864	1,694
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(10,060)	13,336
Changes in operating assets and liabilities:
Prepaid expenses and other assets	724	(87)
Accounts payable, accrued expenses and other liabilities	(2,403)	451
Operating lease liabilities	(74)	(99)
Net cash used in operating activities	(16,060)	(8,741)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(31,850)	(12,917)
Proceeds from maturities of available-for-sale short-term investments	35,742	22,700
Net cash provided by investing activities	3,892	9,783
Cash flows from financing activities:
Proceeds from exercise of stock options	115	—
Proceeds from issuances of common stock and pre-funded warrants, net	—	1
Net cash provided by financing activities	115	1
Net change in cash and cash equivalents	(12,053)	1,043
Cash and cash equivalents at beginning of period	20,549	4,612
Cash and cash equivalents at end of period	$8,496	$5,655
Supplemental disclosure of non-cash investing activities
Non-cash activities:
Unrealized loss on available-for-sale securities, net	$(44)	$—

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2025. The results of operations and comprehensive loss for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The activities of the Company’s foreign subsidiary are not significant to the unaudited condensed consolidated financial statements.

All significant intercompany accounts and transactions among the entities have been eliminated from the unaudited condensed consolidated financial statements.

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

Risks and Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $6.5 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had cash and cash equivalents and short-term investments of $124.9 million, working capital of $118.5 million and an accumulated deficit of $362.1 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these unaudited condensed consolidated financial statements. The Company anticipates it will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek to raise additional capital if market conditions are favorable or in light of other strategic considerations.

Reportable Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as one operating and one reportable segment, focused on the development of tegoprubart, to develop therapies to protect transplanted organs and prevent rejection, and to treat ALS. The Company’s measure of segment profit or loss is net loss. The CODM is the chief executive officer. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three months ended March 31, 2025 and 2024 is included at the bottom of the table below (in thousands):

	For the Three Months Ended March 31,
	2025	2024

Operating expenses:
Tegoprubart - kidney transplantation programs	$8,531	$4,497
Tegoprubart - other development programs	(168)	72
Manufacturing	1,670	777
Personnel-related	3,448	2,526
Stock-based compensation	2,864	1,694
Other operating expenses	1,619	1,303
Total operating expenses	17,964	10,869
Loss from operations	(17,964)	(10,869)
Other income, net	1,409	574
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	10,060	(13,336)
Segment and net loss	$(6,495)	$(23,631)

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three months ended March 31, 2025.

Warrant Liabilities

The Company accounts for issued warrants either as a liability or equity in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Recent Accounting Pronouncements Issued But Not Adopted

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$116,403	$9	$(27)	$116,385
Total short-term investments	$116,403	$9	$(27)	$116,385

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$119,603	$55	$(29)	$119,629
Total short-term investments	$119,603	$55	$(29)	$119,629

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	March 31, 2025
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$5,145	$—	$—	$5,145
U.S. Treasuries	—	1,991	—	1,991
Total cash equivalents	5,145	1,991	—	7,136

Short-term investments:
U.S. government securities	—	116,385	—	116,385
Total short-term investments	—	116,385	—	116,385

Total financial assets	$5,145	$118,376	$—	$123,521

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,215	$—	$—	$1,215
U.S. Treasuries	—	17,464	—	17,464
Total cash equivalents	1,215	17,464	—	18,679

Short-term investments:
U.S. government securities	—	119,629	—	119,629
U.S. government agency securities	—	—	—	—
Total short-term investments	—	119,629	—	119,629

Total financial assets	$1,215	$137,093	$—	$138,308

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 8. Stockholders' Equity) measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	March 31, 2025
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$34,805	$34,805

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$44,865	$44,865

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs (in thousands):

Warrant Liability

Balance as of December 31, 2024	$44,865
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	(10,060)
Balance as of March 31, 2025	$34,805

The change in fair value of warrant liabilities of $10.1 million was recorded in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024

Prepaid clinical	$1,068	$1,768
Interest income receivable	761	625
Prepaid insurance	492	693
Prepaid other	317	215
Prepaid manufacturing	144	147
Other current assets	55	104
Total prepaid expenses and other current assets	$2,837	$3,552

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024

Accrued clinical	$4,263	$3,021
Accrued compensation and related expenses	1,319	1,601
Accrued manufacturing	185	621
Accrued professional services	112	140
Accrued other	80	47
Total accrued expenses and other liabilities	$5,959	$5,430

Note 7. Commitments and Contingencies

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended March 31, 2025 and 2024.

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

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately less than 3 years and do not include options to extend the leases for additional periods.

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

Our leases contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

While we do not currently have any lease agreement with lease and non-lease components, we elected to account for lease and non-lease components as separate components.

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the unaudited condensed consolidated balance sheet.

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024

Operating lease cost(a)	$98	$100
(a) Includes variable operating lease expenses, which are immaterial

Other supplemental cash flow information related to leases were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$97	$102

Other supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	March 31, 2025	December 31, 2024

Operating leases
Operating lease right-of-use assets	$850	$926

Operating lease liabilities (current)	$(325)	$(314)
Operating lease liabilities (non-current)	(555)	(640)
Total lease obligations under operating leases	$(880)	$(954)

Weighted-average remaining lease term	2.4 years	2.7 years
Weighted-average discount rate	9.46%	9.46%

As of March 31, 2025, future payments for these non-cancelable operating leases for the remainder of the current fiscal year are as follows (in thousands):

March 31,
2025

2025 (remainder of)	$294
2026	403
2027	293
Total minimum lease payments	990
Less imputed interest	(110)
Present value of lease liabilities	880
Less current portion of operating lease liabilities	325
Non-current operating lease liabilities	$555

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved as of December 31, 2018 and 2017. The fee due for the achievement of these milestones was $1.0 million each. During 2018 and 2017, Anelixis issued $1.0 million worth of its common stock in lieu of making a cash payment. There were no milestones achieved during the three months ended March 31, 2025 or 2024.

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

eGenesis, Inc. Collaboration Agreement

In September 2022, and subsequently amended in January 2023, Eledon executed a non-exclusive collaborative research agreement with eGenesis, Inc. (the “eGenesis Agreement”), under which eGenesis will gain access to tegoprubart for eGenesis’ ongoing preclinical research and development xenotransplant studies of human-compatible organs and cells for the treatment of organ failure. eGenesis will pay Eledon for supplies of tegoprubart needed for the eGenesis preclinical xenotransplant studies, thereby offsetting a portion of the Company's manufacturing expenses. For the three months ended March 31, 2025, the Company offset approximately $0.1 million of manufacturing expenses under the eGenesis Agreement.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual as of March 31, 2025.

Note 8. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding, respectively, at each of March 31, 2025 and December 31, 2024; and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding, respectively, at each of March 31, 2025 and December 31, 2024.

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

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of warrants as of March 31, 2025 as follows:

	March 31, 2025	December 31, 2024

Risk-free interest rate	3.9%	4.4%
Expected stock price volatility	100.1%	96.4%
Expected term (in years)	3.3	3.5
Share price	$3.39	$4.14

2024 Securities Purchase Agreement

On May 6, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of the Company’s common stock at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or 9.99% as determined by the holders of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The 2024 Shares, the 2024 Pre-Funded Warrants, and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

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

The 2024 Private Placement resulted in gross proceeds to the Company of $50.0 million, or net proceeds of approximately $48.1 million after deducting offering costs. The Company is using the net proceeds from the 2024 Private Placement to fund pre-commercial activities for its products and general corporate purposes.

In connection with the 2024 Private Placement, the Company filed on May 24, 2024, a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC to register for resale the 2024 Shares and the shares of common stock issuable upon the exercise of the 2024 Pre-Warrants. The 2024 Registration Statement became effective on June 5, 2024.

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of March 31, 2025, the Company has not sold any shares under the Sales Agreement.

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

A holder of the Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of an Offering Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such Offering Pre-Funded Warrant.

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

Common Stock Warrants

As of March 31, 2025, there were 33,052,744 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total

Balance as of December 31, 2024	15,778,451	17,274,293	33,052,744
Issued	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Balance as of March 31, 2025	15,778,451	17,274,293	33,052,744

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

January 2020 common warrants	5,586	$18.90	July 14, 2025
January 2020 common warrants	3,591	$18.90	July 17, 2025
January 2020 common warrants	247,264	$12.96	July 14, 2025
January 2020 common warrants	71,800	$12.96	July 17, 2025
September 2020 common warrants	298,692	$3.08	September 14, 2025
2023 Securities Purchase Agreement common warrants	15,151,518	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,931,507	$0.001	N/A
Balance as of March 31, 2025	33,052,744

Preferred Stock Warrants

As of March 31, 2025, there were 50,207.419 warrants exercisable into Series X1 Non-Voting Convertible Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

Roll-Forward of Series X1 Non-Voting Convertible Preferred Warrant Activity
Total

Balance as of December 31, 2024	50,207.419
Issued	—
Exercised	—
Balance as of March 31, 2025	50,207.419

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

On July 10, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company's 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company’s common stock that may be delivered pursuant to all awards granted under the 2020 Incentive Plan by an additional 3,500,000 shares so that the new aggregate share limit under the 2020 Plan is 17,960,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from November 15, 2030 to April 28, 2034.

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

In December 2023, the Company amended the performance-based vesting requirements with its named executive officers and other employees that upon the Second Closing and Third Closing, a full or prorated amount of each closing installment shall vest based on the percentage of funding received relative to the total funding opportunity represented by the investors’ Second Closing and Third Closing subscription amounts. On June 13, 2024 and November 20, 2024, the performance-based vesting requirement based on the milestones applicable to the Second Closing and Third Closing were satisfied, and 5,763,085 stock options were issued.

The 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of March 31, 2025. The number of shares reserved for issuance under the 2020 Plan and Employee Stock Purchase Plan was 3,686,991 and 24,077 shares, respectively, as of March 31, 2025.

Total stock-based compensation expense was recognized in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024

Research and development	$1,019	$349
General and administrative	1,845	1,345
Total stock-based compensation	$2,864	$1,694

Note 10. Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units, preferred stock and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company's net loss position. Basic weighted average shares outstanding for the three months ended March 31, 2025 and 2024 include 19,342,373 and 5,176,270, reflectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

	For the Three Months Ended March 31,
	2025	2024
	(In thousands, except share and per share data)
Net loss used in the calculation of basic and diluted loss per share	$(6,495)	$(23,631)
Net loss per share, basic and diluted	$(0.08)	$(0.79)
Weighted-average number of common shares, basic and diluted	77,126,763	29,989,400

The computation of diluted earnings per share excludes incentive stock options, restricted stock units, preferred stock and warrants that are anti-dilutive. The following table provides a summary as of March 31, 2025 and 2024 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2025	2024

Stock options outstanding and other equity awards	3,780,189	15,596,742
Common and preferred warrants outstanding	3,117,540	18,577,333
Total	6,897,729	34,174,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Notes to Financial Statements included in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and accompanying notes for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 20, 2025 (the “2024 Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

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

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 7. Commitments and Contingencies of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for further details of grants and licenses related to this acquisition.

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

On September 30, 2024 and October 1, 2024, the Third Closing occurred, and the Company received gross proceeds of $4.0 million, or net proceeds of approximately $3.8 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 1,727,400 shares of common stock.

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

2024 Equity Distribution Agreement

On September 20, 2024, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of our common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, we filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of March 31, 2025, we have not sold any shares under the Sales Agreement.

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

A holder of the Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of an Offering Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such Offering Pre-Funded Warrants.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of the 2024 Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025, as compared to those disclosed in the 2024 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2. Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

Market Trends and Uncertainties

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, elevated inflation and interest rates, changes in U.S. trade policy and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business.

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for additional information.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table provides comparative unaudited results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Variance

Operating expenses:
Research and development	$13,531	$7,410	$6,121
General and administrative	4,433	3,459	974
Total operating expenses	17,964	10,869	7,095
Loss from operations	(17,964)	(10,869)	(7,095)
Other income, net	1,409	574	835
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	10,060	(13,336)	23,396
Net loss	$(6,495)	$(23,631)	$17,136
Unrealized loss on available-for-sale securities, net	(44)	—	(44)
Comprehensive loss	$(6,539)	$(23,631)	$17,092

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Variance

Tegoprubart - kidney transplantation programs	$8,531	$4,497	$4,034
Tegoprubart - other development programs	(168)	72	(240)
Manufacturing	1,670	777	893
Personnel-related	2,418	1,701	717
Stock-based compensation	1,019	349	670
Other expenses	61	14	47
Total research and development expenses	$13,531	$7,410	$6,121

Research and development expenses increased $6.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily attributable to the following:

•
an increase of $4.0 million in expenses related to Tegoprubart - kidney transplantation programs, primarily driven by external CRO costs associated with increased activities in our Phase 1b, Phase 2 BESTOW, and Phase 2 open-label extension trials;
•
a decrease of $0.2 million in expenses related to Tegoprubart - other development programs, primarily due to the termination of our IgAN program in 2023;
•
an increase of $0.9 million in manufacturing expenses, primarily with contract manufacturing organizations, for the increased production of drug substance and drug product clinical trial supply;
•
an increase of $0.7 million in personnel-related expenses. primarily due to increased headcount to support ongoing clinical development programs; and
•
an increase of $0.7 million in stock-based compensation expense, primarily attributable to new time-based restricted stock unit and stock option grants.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Variance

Professional services	$1,306	$1,036	$270
Personnel-related	1,029	824	205
Stock-based compensation	1,845	1,345	500
Other expenses	253	254	(1)
Total general and administrative expenses	$4,433	$3,459	$974

General and administrative expenses increased $1.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily attributable to the following:

•
an increase of $0.3 million in professional and consulting expenses, primarily driven by increased audit and legal services;
•
an increase of $0.2 million in personnel-related expenses, primarily due to increased headcount; and
•
an increase of $0.5 million in stock-based compensation expense, primarily attributable to new time-based restricted stock unit and stock option grants.

Other Income, Net

The $0.8 million increase in other income, net was primarily due to an increase in interest income, driven by higher balances of our cash and cash equivalents and short-term investments during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds

For the three months ended March 31, 2025, the fair value of warrant liabilities and financial instruments issued in excess of proceeds decreased by $23.4 million to $10.1 million. This change was due to a $10.1 million decrease in the fair value of the Common Warrants, compared to a $13.3 million increase in the fair value of the Common Warrants during the three months three months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2025, the Company had cash and cash equivalents and short-term investments of $124.9 million, working capital of $118.5 million and an accumulated deficit of $362.1 million.

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

Based on our liquidity estimates and our current resources, we have concluded that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months from the date of this report. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing. We will continue to monitor our liquidity position in light of various financing alternatives and may pursue additional financing or other alternatives to allow us to continue our product development. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of March 31, 2025, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwritten Offering diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity, including through our “at the market” equity offering program, or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. “Risk Factors” of this Quarterly Report for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(16,060)	$(8,741)
Net cash provided by investing activities	3,892	9,783
Net cash provided by financing activities	115	1
Net change in cash and cash equivalents	$(12,053)	$1,043

Operating Activities

For the three months ended March 31, 2025, operating activities used $16.1 million in cash, primarily reflecting our net loss of $6.5 million. Operating activities included adjustments for certain non-cash charges, including $10.1 million due to changes in warrant liabilities and fair value of financial instruments issued in excess of proceeds, and $0.7 million from accretion of investment discounts. These were partially offset by $2.9 million in stock-based compensation, and $0.1 million in non-cash lease expense. Net operating assets and liabilities changed by $1.8 million, driven by an $2.4 million decrease in accounts payable and accrued expenses, a $0.7 million decrease in prepaid expenses and other assets, and a $0.1 million decrease in operating lease liabilities.

For the three months ended March 31, 2024, operating activities used $8.7 million in cash, primarily reflecting our net loss of $23.6 million. Operating activities include adjustments for certain non-cash charges including $13.3 million due to changes in warrant liabilities and fair value of financial instruments issued in excess of proceeds, $1.7 million in stock-based compensation, and $0.1 million in non-cash lease expense, partially offset by $0.5 million in accretion of investment discounts. Net operating assets and liabilities changed by $0.3 million, driven by a $0.5 million increase in accounts payable and accrued expenses, a $0.1 million increase in prepaid expenses and other assets, and $0.1 million decrease in operating lease liabilities.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $3.9 million. This consisted of $35.7 million in proceeds from maturity of available-for-sale short-term investments, partially offset by $31.9 million used to purchase available-for-sale short-term investments.

Net cash provided by investing activities for the three months ended March 31, 2024 was $9.8 million. This consisted of $22.7 million in proceeds from maturity of available-for-sale short-term investments, partially offset by $12.9 million used to purchase available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, consisted of $0.1 million from exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2024, consisted of $1,000 from net proceeds from issuance of common stock and pre-funded warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the three months ended March 31, 2025 is $6.5 million. As of March 31, 2025, the Company had cash and cash equivalents and short-term investments of $124.9 million, working capital of $118.5 million and an accumulated deficit of $362.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2025, there were 59,881,775 shares of our common stock outstanding and warrants to purchase 33,052,744 shares of our common stock outstanding. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwritten Offering (each as defined and described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in the initial closing of the 2023 Private Placement, the pre-funded warrants issued in the 2024 Private Placement and the pre-funded warrants issued in the 2024 Underwritten Offering would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations

The global economy, including the financial and credit markets, continues to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, elevated inflation and interest rates, changes in U.S. trade policy and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, we do not currently have sufficient liquidity to fund the continued clinical development of tegoprubart for people with ALS without additional financing, notwithstanding the positive topline results of our Phase 2a study of tegoprubart for adult subjects with ALS.

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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•
there may be changes in governmental regulations or administrative actions. For example, the Trump administration recently issued an Executive Order that pauses the FDA’s rulemaking ability and could affect recently finalized FDA rules that have not yet taken effect. The extent to which such existing or future executive orders impact the healthcare regulatory environment remains uncertain and could materially impact our development and commercialization activities. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government or reduction in funding or staffing at U.S. government agencies, including the FDA. For example, a prolonged shutdown or the reduction of funding or staffing at the FDA may significantly delay the FDA's ability to timely review and process any submissions we may file or cause other regulatory delays, which could materially and adversely affect our business.

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

Recent administrative law cases decided by the U.S. Supreme Court in 2024 may create uncertainty with respect to actions taken by regulatory agencies to interpret, implement and enforce federal legislation. For example, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in legal challenges to regulations and guidance issued by federal agencies that are currently applicable to or will be applicable to our business, including those issued by the FDA and the Centers for Medicare and Medicaid Services (“CMS”). Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and delays in or other impacts to the agency rulemaking process, which could have a material adverse effect on our business, financial condition and results of operations.

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

As described in the Annual Report on Form 10-K filed March 20, 2025, a material weakness in our internal control over financial reporting existed previously which was initially disclosed as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified and implemented a number of actions that effectively remediated the previously disclosed material weakness and concluded that as of December 31, 2024 its internal control over financial reporting was effective. However, the Company cannot provide assurances that the remediated material weakness will not reoccur, or that a new material weakness will not occur in the future. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If such material weakness is not remediated effectively or in a sufficient amount time, we could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected on a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

Eledon Pharmaceuticals, Inc.

Date: May 14, 2025	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)