Form 10-K/A
period 2024-12-31
Eledon Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1404281

on

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

As of August 13, 2025, the registrant had 59,881,775, shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, that was filed with the Securities and Exchange Commission on April 29, 2025, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”), unless the context requires otherwise, “Eledon”, the “Company”, “we”, “our”, and “us” means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all of its wholly-owned subsidiaries.

This Amendment No. 1 amends the Annual Report on Form 10-K of Eledon Pharmaceuticals, Inc. for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2025 (the “Original Report”) to restate for the effects of material errors in the previously issued financial statements as of and for the years ended December 31, 2024 and 2023. See Note 1. Description of Business (As Restated) and Note 12. Restatement of Previously Issued Consolidated Financial Statements of the Notes to Financial Statements included in this Amendment No. 1 for additional information and reconciliation of the previously reported amounts to the restated amounts.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 or September 30, 2024 (the “Impacted 2024 Quarterly Reports”), which will be restated prospectively with the corresponding 2025 quarterly filings. Accordingly, investors should rely only on the financial information and other disclosures regarding these restated periods in this Amendment No. 1 or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods. The financial information that has been previously filed or otherwise reported for the periods covered by the Original Report and the Impacted 2024 Quarterly Reports is superseded by the information in this Amendment No. 1 (as to the fiscal years ended December 31, 2024 and December 31, 2023 included in the Original Report, and, solely with respect to the information included under the caption “Restatement of Interim Financial Information” in Note 12 of the Notes to Consolidated Financial Statements included in this Amendment No. 1, as to the information included in the Impacted 2024 Quarterly Reports) as well as by the restated financial information related to the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024 that will be included prospectively in the corresponding 2025 quarterly filings. The Company also expects to file an amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “2025 Form 10-Q” and, together with the Original Report and the Impacted 2024 Quarterly Reports, the “Impacted Reports”) to restate the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 and March 31, 2024 included in the 2025 Form 10-Q with respect to the material errors described in Note 1 and Note 12 under the caption “Restatement of Previously Issued Consolidated Financial Statements.” The errors did not result in any impact on the Company’s cash and short-term investment position, liquidity, or results of operations.

This Amendment No. 1 presents the Original Report, as amended and restated to date, with further modifications as necessary to reflect the restatement described herein. The following items have been amended to reflect the restatement:

•
Item 1A. Risk Factors
•
Item 8. Financial Statements and Supplementary Data
•
Item 9A. Controls and Procedures

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to the Company’s definitive proxy statement, which was filed with the SEC on April 29, 2025 (the “2025 Proxy Statement”). The information contained in the 2025 Proxy Statement is not impacted by the restatement described herein.

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

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend, modify or update any other information set forth in the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, except as necessary to reflect the restatement described herein, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K as amended by this Amendment No. 1 (together, the “Annual Report on Form 10-K”) contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Annual Report on Form 10-K are forward looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” “will,” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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

If we fail to establish and maintain effective internal controls, our operating results and ability to operate our business could be harmed.

Ensuring that we will have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our disclosure controls and procedures, and to disclose any material weaknesses and any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

As described Part II Item 9A. Controls and Procedures of this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting. In addition, a material weakness in our internal control over financial reporting existed previously which was initially disclosed as of June 30, 2024 and effectively remediated as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate the existing material weakness or otherwise maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Additionally, as we become a larger company, we will become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires our independent auditors to document and test our internal controls. These additional requirements are costly, and our auditors may identify control deficiencies.

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

Based on this evaluation as of December 31, 2024 and as disclosed in the Original Report, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the Original Report, management, under the supervision of our principal executive officer and principal financial officer, re-evaluated the assessment of effectiveness of our disclosure controls and procedures in connection with the restatement described herein and material weakness identified in the course of preparing our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025. Based upon that re-evaluation, management has concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2024, in light of the material weakness identified in our internal control over financial reporting.

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

On March 20, 2025, we filed the Original Report. At that time, our principal executive officer and principal financial officer had performed the foregoing assessment and concluded that our internal control over financial reporting was effective as of December 31, 2024. In the course of preparing the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2025, our management concluded that the Series X and Series X1 non-voting convertible preferred stock, $0.001 par value (“Preferred Stock”) should be treated as a separate class of common stock for purposes of calculating earnings per share in accordance with ASC 260-10, “Earnings Per Share” and the Company must instead present earnings per share under the two-class method. Additionally, our management concluded that the Preferred Stock does not meet the criteria for permanent equity classification and must be classified as temporary equity under ASC 480-10-S99-3A.

As a result, our management, including our principal executive officer and principal financial officer, determined that there existed a material weakness in our internal control over financial reporting related to our accounting for equity instruments for the periods covered by each of the Impacted Reports. A material weakness is a deficiency, or a combination of deficiencies, in the internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected in a timely basis. Specifically, our management determined that we did not maintain effective controls to timely identify and account for equity instruments with complex terms, including certain provisions within our Preferred Stock. This material weakness resulted in the material misstatement of each of the Impacted Reports and, if not remediated, could result in further material misstatements to our annual or interim consolidated financial statements that would not be prevented or detected. Due to this material weakness, our management re-assessed the effectiveness of the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Remediation of Material Weakness

Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. In the fourth quarter of 2024, we enhanced our processes to strengthen the identification and evaluation of complex accounting matters, including engaging with independent technical accounting experts to advise and review complex financial matters, ensuring appropriate technical analysis, documentation, and oversight prior to the preparation of our financial statements, hiring of internal financial expertise within the corporate accounting department, and strengthening financial disclosure and technical guidance resources. However, the enhanced controls were not applied to equity instruments issued in prior periods, including the Preferred Stock at issue. As a result, the classification error was not identified until a subsequent review. Management is in the process of refining these processes to ensure that previously issued instruments are periodically reassessed in the context of evolving technical guidance and accounting interpretations.

Completed Remediation of Prior Year’s Material Weakness

In the course of preparing our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, our management concluded that the Common Warrants and Subsequent Closing Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and must instead be recorded as liabilities on our consolidated balance sheet at their fair value and remeasured at fair value for each subsequent reporting period. In light of this determination, on August 13, 2024, management and the Audit Committee of our Board together concluded that our previously issued (i) audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2024 and (ii) unaudited condensed consolidated financial statements as of and for (a) the three months ended March 31, 2024 included in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024, (b) the three and nine months ended September 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and (c) the three and six months ended June 30, 2023 included in our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (together, the “Prior Year’s Impacted Reports”) were each materially misstated.

As a result, our management, including our principal executive officer and principal financial officer, determined that there existed a material weakness (the “Prior Year’s Material Weakness”) identified in our internal control over financial reporting related to our accounting for equity instruments for the periods covered by each of the Prior Year’s Impacted Reports. Specifically, our management determined that we did not maintain effective controls to timely identify and account for complex derivative type financial instruments. The Prior Year’s Material Weakness resulted in the material misstatement of each of the Prior Year’s Impacted Reports.

As previously disclosed, in August 2024, the Company immediately implemented a plan to address and remediate the Prior Year’s Material Weakness described above and to improve our internal control over financial reporting. As part of the remediation plan, management identified and implemented a number of actions including, but not limited to, the following actions:

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

During the fourth quarter of the year ended December 31, 2024, we completed the testing necessary to conclude that the Prior Year’s Material Weakness had been remediated. However, as discussed above under “Management’s Report on Internal Control Over Financial Reporting”, in the course of preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, the Company concluded that it had incorrectly classified the Preferred Stock, issued in prior periods, as permanent equity in the consolidated balance sheets. Management will continue to implement the remediation plan described above under “Remediation of Material Weakness”, with a focus on evaluating previously issued financial instruments and any unusual or complex transactions, to ensure they are appropriately assessed in light of current technical guidance and accounting interpretations.

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the course of preparing the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2025, the Company identified the material weakness described above and, in response, our management is implementing the remediation steps described above.

Item 9B. Other Information.

Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we filed with the SEC on April 29, 2025, including under headings “Proposal 1: Election of Class II Directors,” “Executive Officers,” “Corporate Governance—Director Nomination Process,” “Corporate Governance— Committees of the Board” and “Corporate Governance—Insider Trading Policy and Procedures.”

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Executive Compensation,” and “Director Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Corporate Governance—Policies and Procedures for Related Person Transactions,” “Corporate Governance,” and “Corporate Governance—Committees of the Board.”.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Proposal 4: Ratification of the Appointment of Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements:

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes are set forth beginning on page F-1 immediately following the signature page of this Amendment No. 1 on Form 10-K.

(2)
Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II, Item 8. Financial Statements and Supplementary Data.

(3)
Exhibits:

Exhibit		Incorporated by Reference				Filed with	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Original Report	Herewith

2.1	Agreement and Plan of Merger, dated September 14, 2020, by and among Novus Therapeutics, Inc., Nautilus Merger Sub 1, Inc., Nautilus Merger Sub 2, LLC and Anelixis Therapeutics, Inc.	8-K	001-36620	2.1	September 15, 2020

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

3.6	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.4	January 5, 2021

3.7	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.8	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Certificate	8-A/A	001-36620	4.1	June 23, 2017

4.2	Form of Warrant	8-K	001-36620	4.1	May 2, 2019

4.3	Form of Placement Agent Warrant	8-K	001-36620	4.2	May 2, 2019

4.4	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.5	Description of Securities	10-K	001-36620	4.5	March 31, 2021

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 1, 2023

4.7	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	001-36620	4.2	May 1, 2023

4.8	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 7, 2024

4.9	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	October 30, 2024

10.1	Open Market Sales Agreement by and between the Registrant and Guggenheim Securities, LLC dated September 20, 2024	S-3	333-282260	1.2	September 20, 2024

10.2	Securities Purchase Agreement, dated April 28, 2023	8-K	001-36620	10.1	May 1, 2023

10.3	Registration Rights Agreement, dated April 28, 2023	8-K	001-36620	10.2	May 1, 2023

10.4	Securities Purchase Agreement, dated May 6, 2024	8-K	001-36620	10.1	May 7, 2024

10.5	Registration Rights Agreement, dated May 6, 2024	8-K	001-36620	10.2	May 7, 2024

10.6*	Form of Indemnification Agreement to be entered into with each of the directors and officers of Eledon	8-K	001-36620	10.1	September 21, 2023

10.7	Fourth Amendment to Lease Agreement, dated March 12, 2024, by and between Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.					X

10.8	Lease Agreement, dated September 4, 2024, by and between Blanchard Group LLC and Eledon Pharmaceuticals, Inc.					X

10.9*	Tokai Pharmaceuticals, Inc. 2007 Stock Incentive Plan	10-K	001-36620	10.11	April 2, 2018

10.10*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.11*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.12*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.13*	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.3	May 1, 2023

10.14*	David-Alexandre Gros, M.D. Letter Agreement, dated December 16, 2024					X

10.15*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.16*	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.4	May 1, 2023

10.17*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

10.18*	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended	8-K	001-36620	10.1	July 10, 2024

10.19*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.12	March 24, 2022

10.20	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020	10-Q	001-36620	10.1	August 11, 2022

10.21	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020	10-Q	001-36620	10.2	August 11, 2022

10.22	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018	10-Q	001-36620	10.3	August 11, 2022

10.23*	Form of Stock Option Agreement, dated May 1, 2023, between Eledon Pharmaceuticals, Inc. and each of David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.22	March 28, 2024

10.24*	Form of Amendment to Stock Option Agreement, dated December 30, 2023, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.23	March 28, 2024

10.25*	Form of Amendment to Stock Option Agreement, dated June 13, 2024, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little					X

10.26*	Form of Amendment to Stock Option Agreement, dated November 20, 2024, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little					X

19.1	Eledon Pharmaceuticals, Inc. Insider Trading Policy					X

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of Crowe LLP, independent registered public accounting firm						X

23.2	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm						X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.4#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

97.1*	Incentive Compensation Recoupment Policy	10-K	001-36620	97.1	March 28, 2024

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as INLINE XBRL and contained in Exhibit 101	X

*	Indicates a management contract or compensatory plan

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

Eledon Pharmaceuticals, Inc.
Date: August 14, 2025	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2025	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	August 14, 2025
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	August 14, 2025
Paul Little	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	August 14, 2025
Keith A. Katkin

/s/ Jan Hillson, M.D.	Director	August 14, 2025
Jan Hillson, M.D.

/s/ James Robinson	Director	August 14, 2025
James Robinson

/s/ Allan Kirk, M.D.	Director	August 14, 2025
Allan Kirk, M.D.

/s/ John S. McBride	Director	August 14, 2025
John S. McBride

/s/ June Lee, M.D.	Director	August 14, 2025
June Lee, M.D.

/s/ Steven Perrin	President, Director	August 14, 2025
Steven Perrin

ELEDON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eledon Pharmaceuticals, Inc. (the "Company") as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Restatement

As discussed in Note 12 to the financial statements, the 2024 financial statements have been restated to correct a misstatement.

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
•
Developing an independent expectation of the valuation of the liability-classified warrants to compare to management’s valuation.

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

Los Angeles, CA

March 20, 2025, Except for Note 12, as to which the date is August 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eledon Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Eledon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, convertible stock and stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of 2023 Consolidated Financial Statements

As discussed in Note 12 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct certain misstatements.

/s/ KMJ Corbin & Company LLP

We served as the Company's auditor from 2019 to 2024.

Glendora, California
March 28, 2024 (except for previously disclosed adjustments to 2023, as to which the date is August 19, 2024, Note 10, as to which the date is March 20, 2025, and Note 12, as to which the date is August 14, 2025)

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,549	$4,612
Short-term investments	119,629	46,490
Prepaid expenses and other current assets	3,552	5,027
Total current assets	143,730	56,129
Operating lease right-of-use asset, net	926	365
In-process research and development	32,386	32,386
Other assets	363	186
Total assets	$177,405	$89,066
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,833	$967
Current operating lease liability	314	383
Accrued expenses and other liabilities	5,430	2,545
Total current liabilities	11,577	3,895
Deferred tax liability	2,183	1,752
Non-current operating lease liability	640	—
Warrant liabilities	44,865	76,211
Total liabilities	59,265	81,858

Commitments and contingencies (Note 6)	—	—

Convertible preferred stock, 5,000,000 shares authorized at December 31, 2024 and 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at December 31, 2024 and 2023	53,543	53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at December 31, 2024 and 2023	2,151	2,151
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized at December 31, 2024 and 2023; 59,789,275 and 24,213,130 shares issued and outstanding at December 31, 2024 and 2023, respectively	60	24
Additional paid-in capital	417,946	270,892
Accumulated other comprehensive income	26	—
Accumulated deficit	(355,586)	(319,402)
Total stockholders’ equity (deficit)	62,446	(48,486)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$177,405	$89,066

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Operating expenses
Research and development	$51,964	$30,312
General and administrative	18,613	12,688
Total operating expenses	70,577	43,000
Other income, net	3,924	2,674
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	30,900	(76,211)
Loss before income taxes	(35,753)	(116,537)
Provision for income taxes	(431)	—
Net loss and comprehensive loss	$(36,184)	$(116,537)
Basic and diluted earnings per share of common stock (As Restated)	$(0.66)	$(3.74)
Weighted-average common shares outstanding, basic and diluted	48,543,787	24,619,197
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock (As Restated)	$(36.61)	$(207.58)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted (As Restated)	114,508	118,268

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)

Balance as of December 31, 2022 (As Restated)	117,970	$57,378	6,204	$3,017	13,776,788	$14	$226,639	$—	$(202,865)	$23,788
Issuance of common stock and pre-funded warrants in connection with the 2023 Securities Purchase Agreement, net of issuance costs	—	—	—	—	8,730,168	9	33,008	—	—	33,017
Issuance of common stock in connection with conversion of X non-voting convertible preferred stock	—	—	(1,782)	(866)	99,000	—	866	—	—	866
Issuance of common stock in connection with conversion of X1 non-voting convertible preferred stock	(7,884)	(3,835)	—	—	437,977	—	3,834	—	—	3,834
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	1,154,197	1	—	—	—	1
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	15,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,545	—	—	6,545
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(116,537)	(116,537)
Balance as of December 31, 2023 (As Restated)	110,086	$53,543	4,422	$2,151	24,213,130	$24	$270,892	$—	$(319,402)	$(48,486)
Issuance of common stock and pre-funded warrants in connection with the 2024 Securities Purchase Agreement, net of issuance costs	—	—	—	—	13,110,484	13	48,051	—	—	48,064
Issuance of common stock with the completion of the Second Closing and Third Closing in connection with 2023 Securities Purchase Agreement, net of issuance costs	—	—	—	—	2,636,488	3	6,152	—	—	6,155
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	1,423,000	1	—	—	—	1
Issuance of common stock and pre-funded warrants in connection with 2024 Underwritten Offering, net of issuance costs.	—	—	—	—	18,356,173	18	79,515	—	—	79,533
Stock Option Exercise	—	—	—	—	50,000	1	214	—	—	215
Share based compensation	—	—	—	—	—	—	13,122	—	—	13,122
Accumulated other comprehensive loss	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	(36,184)	(36,184)
Balance as of December 31, 2024 (As Restated)	110,086	$53,543	4,422	$2,151	59,789,275	$60	$417,946	$26	$(355,586)	$62,446

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

Restatement of Previously Issued Consolidated Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2025, the Company reassessed the rights and preferences of its Series X and Series X1 non-voting convertible preferred stock, $0.001 par value (“Preferred Stock”), and concluded that, because they are substantially identical to those of its common stock, $0.001 par value, the Preferred Stock should be treated as a separate class of common stock for purposes of calculating earnings per share in accordance with Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share.” As a result, the Company determined that it should have presented earnings per share under the two-class method in prior reporting periods.

Additionally, in connection with this reassessment, the Company concluded that it had incorrectly classified the Preferred Stock as permanent equity in the consolidated balance sheets. The Preferred Stock includes a provision that, upon the occurrence of a fundamental transaction (which includes a third-party tender or exchange offer) in which more than 50 percent of the common stockholders receive cash or other assets, the holders of Preferred Stock, upon any subsequent conversion, are entitled to receive the same form of consideration, even if they did not participate in the original transaction. Because this feature may result in settlement in cash or other non-equity consideration upon an event outside the Company’s control, the Preferred Stock does not meet the criteria for permanent equity classification and is instead classified as temporary equity under ASC 480-10-S99-3A. Although a tender offer is not considered probable as of the current reporting date and redemption is not deemed probable, the existence of this provision requires classification as temporary equity. The Preferred Stock is not subsequently remeasured to its redemption value because redemption is not considered probable.

Certain consolidated financial statements and financial information are presented herein as restated. See Note 12 Restatement of Previously Issued Consolidated Financial Statements for further information.

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

Net Loss Per Share (As Restated)

Basic and diluted net loss per share are calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates undistributed losses to the Company’s outstanding common stock, and the Preferred Stock, based on each class’s proportionate share of the total weighted-average shares outstanding. Since the Company has never declared dividends, net loss and undistributed losses are equivalent.

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. The process is used for both common stock and Preferred Stock. As the rights and preferences of the Preferred Stock are substantially identical to each other, they are considered a single class of common stock for earnings per share purposes.

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

The calculation of basic and diluted earnings per share for our common stock and Preferred Stock is as follows:

	Year Ended December 31,
	2024	2023
	(As Restated)
(In thousands, except share and per share data)
Weighted-average common shares outstanding, basic and diluted	48,543,787	24,619,197
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	114,508	118,268

Net loss used in the calculation of basic and diluted loss per share	$(36,184)	$(116,537)

Net loss available to common stock	$(31,992)	$(91,987)
Net loss per share, common stock, basic and diluted	$(0.66)	$(3.74)

Net loss available to Series X and Series X1 non-voting convertible preferred stock	$(4,192)	$(24,550)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(36.61)	$(207.58)

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

Warrant Liabilities

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 815-40 Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

Note 8. Stockholders’ Equity (As Restated)

Convertible Preferred Stock

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

The Preferred Stock includes a provision that, in the event of a tender or exchange offer by a third party in which more than 50% of the common stockholders receive cash or other assets, allows holders of Preferred Stock, upon any subsequent conversion, to redeem their shares for the same form of consideration. Because this redemption right may be triggered by an event outside the Company’s control and could result in settlement in cash, the Preferred Stock is classified as temporary equity. As of the current reporting date, a tender offer is not probable, and the preferred stock is not deemed probable of becoming redeemable. Because redemption is not considered probable, the Preferred Stock is not subsequently remeasured to its redemption value.

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

On May 5, 2023, the initial closing occurred, and the Company received $35.0 million, or net proceeds of approximately $33.0 million after deducting offering costs, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock.

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

Note 12. Restatement of Previously Issued Consolidated Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2025, the Company reassessed the rights and preferences of its Preferred Stock, and concluded that, because they are substantially identical to those of its common stock, $0.001 par value, the Preferred Stock should be treated as a separate class of common stock for purposes of calculating earnings per share in accordance with ASC 260-10, “Earnings Per Share.” As a result, the Company determined that it should have presented earnings per share under the two-class method in prior reporting periods.

Additionally, in connection with this reassessment, the Company concluded that it had incorrectly classified the Preferred Stock as permanent equity in the consolidated balance sheets. The Preferred Stock includes a provision that, upon the occurrence of a fundamental transaction (which includes a third-party tender or exchange offer) in which more than 50 percent of the common stockholders receive cash or other assets, entitles holders of Preferred Stock, upon any subsequent conversion, are entitled to receive the same form of consideration, even if they did not participate in the original transaction. Because this feature may result in settlement in cash or other non-equity consideration upon an event outside the Company’s control, the Preferred Stock does not meet the criteria for permanent equity classification and is instead classified as temporary equity under ASC 480-10-S99-3A. Although a tender offer is not considered probable as of the current reporting date and redemption is not deemed probable, the existence of this provision requires classification as temporary equity. The Preferred Stock is not subsequently remeasured to its redemption value because redemption is not considered probable.

As a result of these conclusions, the Company determined that a correction was necessary with respect to the classification of Preferred Stock as temporary equity and the presentation of earnings per share under the two-class method.

Accordingly, the accompanying financial statements as of and for the year ended December 31, 2024 and December 31, 2023, and related notes hereto, have been restated to correct the classification of the Preferred Stock as temporary equity and to include EPS calculations under the two-class method.

The impact of the correction of the misstatements is summarized below (in thousands):

	As of December 31, 2023
	As Previously Reported	Restatement Impact	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible preferred stock, 5,000,000 shares authorized at December 31, 2023 and 2022:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 and 117,970 shares issued and outstanding at December 31, 2023 and 2022, respectively	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 and 6,204 shares issued and outstanding at December 31, 2023 and 2022	—	2,151	2,151

Stockholders’ equity (deficit):
Convertible preferred stock, 5,000,000 shares authorized at December 31, 2023 and 2022:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 and 117,970 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 and 6,204 shares issued and outstanding at December 31, 2023 and 2022	—	—	—
Additional paid-in capital	326,586	(55,694)	270,892
Total stockholders’ equity (deficit)	$7,208	$(55,694)	$(48,486)

	As of December 31, 2024
	As Previously Reported	Restatement Impact	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Convertible preferred stock, 5,000,000 shares authorized at December 31, 2024 and 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at December 31, 2024 and 2023	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at December 31, 2024 and 2023	—	2,151	2,151

Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized at December 31, 2024 and 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at December 31, 2024 and 2023	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at December 31, 2024 and 2023	—	—	—
Additional paid-in capital	473,640	(55,694)	417,946
Total stockholders’ equity	$118,140	$(55,694)	$62,446

	For the Fiscal Year Ended December 31, 2023
	As Previously Reported	As Restated

Basic and diluted earnings per share of common stock	$(4.73)	$(3.74)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$(207.58)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	—	118,268

	For the Fiscal Year Ended December 31, 2024
	As Previously Reported	As Restated

Basic and diluted earnings per share of common stock	$(0.75)	$(0.66)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$(36.61)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	—	114,508

Restatement of Interim Financial Information

The misstatements described above were also material to the Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, as of and for the three and six months ended June 30, 2024 and as of and for the three and nine months ended September 30, 2024. The Company has restated its unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, and Condensed

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the quarterly and year to date periods ended March 31, 2024, June 30, 2024 and September 30, 2024.

The restated impact of the correction of the misstatements is summarized below (in thousands):

	As of March 31, 2024
	As Previously Reported	Restatement Impact	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible preferred stock, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2024 and December 31, 2023	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	2,151	2,151

Stockholders’ equity (deficit):
Convertible preferred stock, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—	—
Additional paid-in capital	328,280	(55,694)	272,586
Total stockholders’ equity (deficit)	$(14,728)	$(55,694)	$(70,422)

	For the Three Months Ended March 31, 2024
	As Previously Reported	As Restated

Basic and diluted earnings per share of common stock	$(0.79)	$(0.65)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$(36.12)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	—	114,508

	As of June 30, 2024
	As Previously Reported	Restatement Impact	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible preferred stock, 5,000,000 shares authorized at June 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at June 30, 2024 and December 31, 2023	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	2,151	2,151

Stockholders’ equity (deficit):
Convertible preferred stock, 5,000,000 shares authorized at June 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—	—
Additional paid-in capital	379,400	(55,694)	323,706
Total stockholders’ equity (deficit)	$(8,501)	$(55,694)	$(64,195)

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	As Previously Reported	As Restated	As Previously Reported	As Restated

Basic and diluted earnings per share of common stock	$(1.06)	$(0.92)	$(1.90)	$(1.61)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$(51.29)	$—	$(89.60)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	—	114,508	—	114,508

	As of September 30, 2024
	As Previously Reported	Restatement Impact	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Convertible preferred stock, 5,000,000 shares authorized at September 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at September 30, 2024 and December 31, 2023	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	2,151	2,151

Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized at September 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—	—
Additional paid-in capital	386,884	(55,694)	331,190
Total stockholders’ equity	$76,058	$(55,694)	$20,364

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
(In thousands, except share and per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated

Net loss attributable to common shares - diluted	$(17,504)	$(15,703)	$(61,086)	$(53,230)
Diluted earnings per share of common stock	$(0.32)	$(0.28)	$(1.42)	$(1.23)

Net income attributable to Series X and Series X1 non-voting convertible preferred stocks - basic	$—	$6,666	$—	$852
Basic earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$58.21	$—	$7.44
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic	—	114,508	—	114,508

Net loss attributable to Series X and Series X1 non-voting convertible preferred stocks - diluted	$—	$(1,801)	$—	$(7,856)
Diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$(15.73)	$—	$(68.60)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, diluted	—	114,508	—	114,508