Form 10-Q/A
period 2025-03-31
Eledon Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1404281

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

As of August 12, 2025 there were 59,881,775 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

 In this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”), unless the context requires otherwise, “Eledon”, the “Company”, “we”, “our”, and “us” means Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.) and all of its wholly-owned subsidiaries.

This Amendment No. 1 amends the Quarterly Report on Form 10-Q of Eledon Pharmaceuticals, Inc. for the three months ended March 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2025 (the “Original Report”) to restate for the effects of material errors in the previously issued financial statements as of and for the months ended March 31, 2024 and 2023. See Note 1. Description of Business (As Restated) and Note 11. Restatement of Previously Issued Consolidated Financial Statements of the Notes to Financial Statements included in this Amendment No. 1 for additional information and reconciliation of the previously reported amounts to the restated amounts.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 or September 30, 2024 (the “Impacted 2024 Quarterly Reports” and, together with the Original Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025, the “Impacted Reports”), which will be restated prospectively with the corresponding 2025 quarterly filings. Accordingly, investors should rely only on the financial information and other disclosures regarding these restated periods in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on August 14, 2025 (the “Amended 2024 Form 10-K”) or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods. The financial information that has been previously filed or otherwise reported for the periods covered by the Original Report and the Impacted 2024 Quarterly Reports is superseded by the information in the Amended 2024 Form 10-K (as to the fiscal year ended December 31, 2024 included in the Original Report, and, solely with respect to the information included under the caption “Restatement of Interim Financial Information” in Note 12 of the Notes to Consolidated Financial Statements included in the Amended 2024 Form 10-K, as to the information included in the Impacted 2024 Quarterly Reports) as well as by this Amendment No. 1 (as to the three months ended March 31, 2024 included in the Original Report), as applicable. The errors did not result in any impact on the Company’s cash and short-term investment position, liquidity, or results of operations.

This Amendment No. 1 presents the Original Report, as amended and restated to date, with further modifications as necessary to reflect the restatement described herein. The following items have been amended to reflect the restatement:

•
Item 1. Financial Statements - Unaudited
•
Item 1A. Risk Factors
•
Item 4. Controls and Procedures

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A as amended by this Amendment No. 1 contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Quarterly Report on Form 10-Q/A are forward looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” “will,” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

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

Although we believe that we have a reasonable basis for each forward looking statement contained in this Quarterly Report on Form 10-Q/A, actual results may differ materially from those indicated by such forward-looking statements as a result of various factors, including the factors listed under “Risk Factor Summary” below. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q/A.

Forward-looking statements contained in this Quarterly Report on Form 10-Q/A are based on our current beliefs, assumptions, expectations, estimates and projections, which may be impacted by known or unknown factors. Any forward-looking statements contained in this Quarterly Report on Form 10-Q/A speak only as of the date hereof and not as of any future date, and the Company expressly disclaims any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q/A.

The market data and certain other statistical information used in this Quarterly Report on Form 10-Q/A are based on independent industry publications, governmental publications, reports by market research firms or other independent sources. Some data are also based on our good faith estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

RISK FACTOR SUMMARY

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q/A. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

WEBSITE REFERENCES

In this Quarterly Report on Form 10-Q/A, we make references to our website at www.eledon.com. References to our website through this Form 10-Q/A are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Quarterly Report on Form 10-Q/A.

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,496	$20,549
Short-term investments	116,385	119,629
Prepaid expenses and other current assets	2,837	3,552
Total current assets	127,718	143,730
Operating lease asset, net	850	926
In-process research and development	32,386	32,386
Other assets	354	363
Total assets	$161,308	$177,405
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,901	$5,833
Current operating lease liabilities	325	314
Accrued expenses and other liabilities	5,959	5,430
Total current liabilities	9,185	11,577
Deferred tax liabilities	2,183	2,183
Non-current operating lease liabilities	555	640
Warrant liabilities	34,805	44,865
Total liabilities	46,728	59,265

Commitments and contingencies (Note 7)	—	—

Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2025 and December 31, 2024:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2025 and December 31, 2024	53,543	53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2025 and December 31, 2024	2,151	2,151

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 59,881,775 and 59,789,275 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	60	60
Additional paid-in capital	420,925	417,946
Accumulated other comprehensive income (loss)	(18)	26
Accumulated deficit	(362,081)	(355,586)
Total stockholders’ equity	58,886	62,446
Total liabilities, convertible preferred stock and stockholders’ equity	$161,308	$177,405

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating expenses
Research and development	$13,531	$7,410
General and administrative	4,433	3,459
Total operating expenses	17,964	10,869
Loss from operations	(17,964)	(10,869)
Other income, net	1,409	574
Change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds	10,060	(13,336)
Net loss	$(6,495)	$(23,631)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(44)	—
Comprehensive loss	$(6,539)	$(23,631)
Basic and diluted earnings per share of common stock (As Restated)	$(0.08)	$(0.65)
Weighted-average common shares outstanding, basic and diluted	77,126,763	29,989,400
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock (As Restated)	$(4.32)	$(36.12)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted (As Restated)	114,508	114,508

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance as of December 31, 2024	110,086	$53,543	4,422	$2,151	59,789,275	$60	$417,946	$26	$(355,586)	$62,446
Issuance of common stock in connection with vesting of restricted stock units					42,500	—				—
Stock option exercise	-	—	—	—	50,000	—	115	—	—	115
Stock-based compensation							2,864			2,864
Other comprehensive loss								(44)		(44)
Net loss	—	—	—	—	—	—	—	—	(6,495)	(6,495)
Balance as of March 31, 2025 (As Restated)	110,086	$53,543	4,422	$2,151	59,881,775	$60	$420,925	$(18)	$(362,081)	$58,886

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)

Balance as of December 31, 2023	110,086	$53,543	4,422	$2,151	24,213,130	$24	$270,892	$—	$(319,402)	$(48,486)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	—	1,694
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(23,631)	(23,631)
Balance as of March 31, 2024 (As Restated)	110,086	$53,543	4,422	$2,151	24,813,130	$25	$272,586	$—	$(343,033)	$(70,422)

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

Certain consolidated financial statements and financial information are presented herein as restated. See Note 11 Restatement of Previously Issued Financial Statements for further information.

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2025, as amended on August 14, 2025. The results of operations and comprehensive loss for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units, preferred stock and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company's net loss position. Basic weighted average shares outstanding for the three months ended March 31, 2025 and 2024 include 17,274,293 and 5,176,270, reflectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

The calculation of basic and diluted earnings per share for our common stock and Preferred Stock is as follows:

	For the Three Months Ended March 31,
	2025	2024
(In thousands, except share and per share data)	(As Restated)
Weighted-average common shares outstanding, basic and diluted	77,126,763	29,989,400
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	114,508	114,508

Net loss used in the calculation of basic and diluted loss per share	$(6,495)	$(23,631)

Net loss available to common stock	$(6,000)	$(19,495)
Net loss per share, common stock, basic and diluted	$(0.08)	$(0.65)

Net loss available to Series X and Series X1 non-voting convertible preferred stock	$(495)	$(4,136)
Basic and diliuted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(4.32)	$(36.12)

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

Note 11. Restatement of Previously Issued Consolidated Financial Statements

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

Accordingly, the accompanying financial statements as of and for the three months ended March 31, 2025 and March 31, 2024, and related notes thereto, have been restated to correct the classification of the Preferred Stock as temporary equity and to include EPS calculations under the two-class method.

The impact of the correction of the misstatements is summarized below (in thousands):

	As of March 31, 2025
	As Previously Reported	Restatement Impacts	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Convertible preferred stock, 5,000,000 shares authorized at March 31, 2025 and December 31, 2024:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2025 and December 31, 2024	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	2,151	2,151

Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized at March 31, 2025 and December 31, 2024:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—	—
Additional paid-in capital	476,619	(55,694)	420,925
Total stockholders’ equity	$114,580	$(55,694)	$58,886

	As of March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible preferred stock, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2024 and December 31, 2023	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	2,151	2,151

Stockholders’ equity (deficit):
Convertible preferred stock, 5,000,000 shares authorized at March 31, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—	—
Additional paid-in capital	328,280	(55,694)	272,586
Total stockholders’ equity (deficit)	$(14,728)	$(55,694)	$(70,422)

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	As Previously Reported	As Restated	As Previously Reported	As Restated

Basic and diluted earnings per share of common stock	$(0.08)	$(0.08)	$(0.79)	$(0.65)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$(4.32)	$—	$(36.12)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	—	114,508	—	114,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2025, as amended on August 14, 2025 (the “Amended Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q/A for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q/A. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

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

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 7. Commitments and Contingencies of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q/A for further details of grants and licenses related to this acquisition.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of our Amended Form10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025, as compared to those disclosed in the Amended Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2. Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q/A.

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

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q/A for additional information.

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

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and, based on this evaluation, have concluded that due to the material weakness in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025. This material weakness resulted in the restatements of our financial statements as described herein and our Annual Report on Form 10-K/A for the year ended December 31, 2024.

Remediation of Material Weakness

Our remediation efforts previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2024 to address the identified material weakness are ongoing. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts.

The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2024, there have been no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time-to-time party to legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q/A and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

As described in Part I, Item 4 of this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting. In addition, a material weakness in our internal control over financial reporting existed previously which was initially disclosed as of June 30, 2024 and effectively remediated as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate the existing material weakness or otherwise maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Additionally, as we become a larger company, we will become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires our independent auditors to document and test our internal controls. These additional requirements are costly, and our auditors may identify control deficiencies.

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

3.6	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.7	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
+	Filed with the Original Report
++	Furnished with the Original Report

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
Paul Little
Chief Financial Officer (Principal Financial Officer)