Form 10-Q
period 2025-06-30
Eledon Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited	6

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	6

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024 (As Restated)	7

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2025 and 2024 (As Restated)	8

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Mine Safety Disclosures	67

Item 5.	Other Information	67

Item 6.	Exhibits	68

	Signatures	69

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$5,741	$20,549
Short-term investments	101,829	119,629
Prepaid expenses and other current assets	3,834	3,552
Total current assets	111,404	143,730
Operating lease asset, net	773	926
In-process research and development	32,386	32,386
Other assets	346	363
Total assets	$144,909	$177,405
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,831	$5,833
Current operating lease liabilities	336	314
Accrued expenses and other liabilities	7,552	5,430
Total current liabilities	13,719	11,577
Deferred tax liabilities	2,183	2,183
Non-current operating lease liabilities	467	640
Warrant liabilities	22,512	44,865
Total liabilities	38,881	59,265

Commitments and contingencies (Note 7)	—	—

Convertible preferred stock, 5,000,000 shares authorized at June 30, 2025 and December 31, 2024:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at June 30, 2025 and December 31, 2024	53,543	53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at June 30, 2025 and December 31, 2024	2,151	2,151

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2025 and 200,000,000 at December 31, 2024; 59,881,775 and 59,789,275 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	60	60
Additional paid-in capital	423,619	417,946
Accumulated other comprehensive income (loss)	(48)	26
Accumulated deficit	(373,297)	(355,586)
Total stockholders’ equity	50,334	62,446
Total liabilities, convertible preferred stock and stockholders’ equity	$144,909	$177,405

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$20,276	$10,106	$33,807	$17,516
General and administrative	4,457	4,396	8,890	7,855
Total operating expenses	24,733	14,502	42,697	25,371
Loss from operations	(24,733)	(14,502)	(42,697)	(25,371)
Other income, net	1,224	869	2,633	1,443
Change in fair value of warrant liabilities	12,293	(31,274)	22,353	(44,610)
Net loss	$(11,216)	$(44,907)	$(17,711)	$(68,538)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(30)	—	(74)	—
Comprehensive loss	$(11,246)	$(44,907)	$(17,785)	$(68,538)
Basic and diluted earnings per share of common stock (2024 As Restated)	$(0.13)	$(0.92)	$(0.21)	$(1.61)
Weighted-average common shares outstanding, basic and diluted	77,156,068	42,278,411	77,141,196	36,133,906
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock (2024 As Restated)	$(7.46)	$(51.29)	$(11.78)	$(89.60)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted (2024 As Restated)	114,508	114,508	114,508	114,508

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance as of December 31, 2024	110,086	$53,543	4,422	$2,151	59,789,275	$60	$417,946	$26	$(355,586)	$62,446
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	42,500	—	—	—	—	—
Stock option exercise	—	—	—	—	50,000	—	115	—	—	115
Stock-based compensation	—	—	—	—	—	—	2,864	—	—	2,864
Other comprehensive loss	—	—	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	—	—	(6,495)	(6,495)
Balance as of March 31, 2025	110,086	$53,543	4,422	$2,151	59,881,775	$60	$420,925	$(18)	$(362,081)	$58,886
Stock-based compensation	—	—	—	—	—	—	2,694	—	—	2,694
Other comprehensive loss	—	—	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	—	—	(11,216)	(11,216)
Balance as of June 30, 2025	110,086	$53,543	4,422	$2,151	59,881,775	$60	$423,619	$(48)	$(373,297)	$50,334

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)

Balance as of December 31, 2023	110,086	$53,543	4,422	$2,151	24,213,130	$24	$270,892	$—	$(319,402)	$(48,486)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	—	1,694
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(23,631)	(23,631)
Balance as of March 31, 2024	110,086	$53,543	4,422	$2,151	24,813,130	$25	$272,586	$—	$(343,033)	$(70,422)
Issuance of common stock and pre-funded warrants in connection with 2024 Securities Purchase Agreement, net of issuance costs	—	—	—	—	13,110,484	13	48,057	—	—	48,070
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	583,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	3,063	—	—	3,063
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(44,907)	(44,907)
Balance as of June 30, 2024 (As Restated)	110,086	$53,543	4,422	$2,151	38,506,614	$39	$323,706	$—	$(387,940)	$(64,195)

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash flows used in operating activities:
Net loss	$(17,711)	$(68,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease termination	—	(10)
Non-cash lease expense	153	192
Accretion on investment discounts	(1,124)	(951)
Stock-based compensation	5,558	4,757
Change in fair value of warrant liabilities	(22,353)	44,610
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(265)	1,347
Accounts payable, accrued expenses and other liabilities	2,120	2,244
Operating lease liabilities	(151)	(166)
Net cash used in operating activities	(33,773)	(16,515)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(59,254)	(49,230)
Proceeds from maturities of available-for-sale short-term investments	78,104	39,100
Net cash provided by (used in) investing activities	18,850	(10,130)
Cash flows from financing activities:
Proceeds from exercise of stock options	115	—
Proceeds from issuances of common stock and pre-funded warrants, net	—	48,072
Net cash provided by financing activities	115	48,072
Net change in cash and cash equivalents	(14,808)	21,427
Cash and cash equivalents at beginning of period	20,549	4,612
Cash and cash equivalents at end of period	$5,741	$26,039
Supplemental disclosure of non-cash investing activities
Non-cash activities:
Increase in operating lease asset and liability due to new lease	$—	$448
Unrealized loss on available-for-sale securities, net	$(74)	$—

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2025. The results of operations and comprehensive loss for the three and six months ended June 30, 2025 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Risks and Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $17.7 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had cash and cash equivalents and short-term investments of $107.6 million, working capital of $97.7 million and an accumulated deficit of $373.3 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings or strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and six months ended June 30, 2025 and 2024 is included at the bottom of the table below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
Tegoprubart - kidney transplantation programs	$8,705	$4,620	$17,237	$9,117
Tegoprubart - other development programs	—	345	(168)	416
Manufacturing	7,626	2,797	9,295	3,574
Personnel-related	3,697	2,350	7,144	4,875
Stock-based compensation	2,694	3,063	5,558	4,757
Other operating expenses	2,011	1,327	3,631	2,632
Total operating expenses	24,733	14,502	42,697	25,371
Loss from operations	(24,733)	(14,502)	(42,697)	(25,371)
Other income, net	1,224	869	2,633	1,443
Change in fair value of warrant liabilities	12,293	(31,274)	22,353	(44,610)
Segment and net loss	$(11,216)	$(44,907)	$(17,711)	$(68,538)

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three and six months ended June 30, 2025.

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

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act 2017, including 100% bonus depreciation and domestic research cost expensing, among other tax changes. The Company is currently evaluating the impact of OBBBA and its effect on its consolidated financial statements.

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$101,877	$0	$(48)	$101,829
Total short-term investments	$101,877	$0	$(48)	$101,829

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$119,603	$55	$(29)	$119,629
Total short-term investments	$119,603	$55	$(29)	$119,629

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	June 30, 2025
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$2,945	$—	$—	$2,945
U.S. government securities	—	1,990	—	1,990
Total cash equivalents	2,945	1,990	—	4,935

Short-term investments:
U.S. government securities	—	101,829	—	101,829
Total short-term investments	—	101,829	—	101,829

Total financial assets	$2,945	$103,819	$—	$106,764

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,215	$—	$—	$1,215
U.S. government securities	—	17,464	—	17,464
Total cash equivalents	1,215	17,464	—	18,679

Short-term investments:
U.S. government securities	—	119,629	—	119,629
Total short-term investments	—	119,629	—	119,629

Total financial assets	$1,215	$137,093	$—	$138,308

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 9. Stockholders' Equity) measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	June 30, 2025
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$22,512	$22,512

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$44,865	$44,865

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs (in thousands):

Warrant Liability

Balance as of December 31, 2024	$44,865
Change in fair value of warrant liabilities	(22,353)
Balance as of June 30, 2025	$22,512

The change in fair value of warrant liabilities of $22.4 million was recorded in the unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024

Prepaid clinical	$2,333	$1,768
Interest income receivable	705	625
Prepaid insurance	292	693
Prepaid other	347	215
Prepaid manufacturing	147	147
Other current assets	10	104
Total prepaid expenses and other current assets	$3,834	$3,552

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024

Accrued clinical	$4,674	$3,021
Accrued compensation and related expenses	2,252	1,601
Accrued manufacturing	50	621
Accrued professional services	547	140
Accrued other	29	47
Total accrued expenses and other liabilities	$7,552	$5,430

Note 7. Commitments and Contingencies

Contract Obligations

As of June 30, 2025, the Company has non-cancelable purchase obligations related to manufacturing totaling $6.6 million. The Company expects to fulfill its commitments under these agreements in the normal course of business, therefore, no related liability has been recorded on the condensed consolidated balance sheets as of that date.

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended June 30, 2025 and 2024 and $0.2 million for each of the six months ended June 30, 2025 and 2024.

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

Our leases contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our ROU asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The components of lease expense were as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024

Operating lease cost(a)	$197	$203
(a) Includes variable operating lease expenses, which are immaterial

Other supplemental cash flow information related to leases were as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$194	$114

Other supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	June 30, 2025	December 31, 2024

Operating leases
Operating lease right-of-use assets	$773	$926

Operating lease liabilities (current)	$(336)	$(314)
Operating lease liabilities (non-current)	(467)	(640)
Total lease obligations under operating leases	$(803)	$(954)

Weighted-average remaining lease term (in years)	2.2	2.7
Weighted-average discount rate	9.45%	9.46%

As of June 30, 2025, future payments for these non-cancelable operating leases for the remainder of the current fiscal year are as follows (in thousands):

June 30,
2025

2025 (remainder of)	$197
2026	403
2027	293
Total minimum lease payments	893
Less imputed interest	(90)
Present value of lease liabilities	803
Less current portion of operating lease liabilities	336
Non-current operating lease liabilities	$467

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

The first and second milestones of the Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved prior to 2024. The fee due upon achievement of each milestone was $1.0 million, and as the payments became due, the Company settled the obligations through the issuance of common stock in lieu of cash payments.

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

There were no milestones achieved during the six months ended June 30, 2025 or 2024.

Lonza Sales AG Inc. License Agreement

In September 2018, Anelixis executed a License Agreement (the “Lonza Agreement”), which is a manufacturing know-how rights agreement with Lonza Sales AG Inc. (“Lonza”) for the use of certain processes and know-how related to the manufacture of tegoprubart. The Lonza Agreement continues until the later of the last Valid Claim (as defined therein) or ten years from the First Commercial Sale of tegoprubart, as defined and subject to the conditions therein. A royalty in the low single digits will be due on aggregate net sales of tegoprubart that is manufactured by Lonza or any other third-party or licensee. For the six months ended June 30, 2025, the Company has not paid any royalties under the Lonza Agreement.

eGenesis, Inc. Collaboration Agreement

In September 2022, and subsequently amended in January 2023, Eledon executed a non-exclusive collaborative research agreement with eGenesis, Inc. (the “eGenesis Agreement”), under which eGenesis will gain access to tegoprubart for eGenesis’ ongoing preclinical research and development xenotransplant studies of human-compatible organs and cells for the treatment of organ failure. eGenesis will pay Eledon for supplies of tegoprubart needed for the eGenesis preclinical xenotransplant studies, thereby offsetting a portion of the Company's manufacturing expenses. For the six months ended June 30, 2025, the Company offset approximately $0.1 million of manufacturing expenses under the eGenesis Agreement.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual as of June 30, 2025.

Note 8. Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding, respectively, at each of June 30, 2025 and December 31, 2024; and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding, respectively, at each of June 30, 2025 and December 31, 2024.

Each share of the Preferred Stock is convertible into 55.5556 shares of common stock, at the option of the holder at any time, subject to certain limitations, including, that the holder will be prohibited from converting the Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% or 9.9% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock or Series X1 Preferred Stock, respectively. The holder of the Preferred Stock is entitled to receive dividends on shares of the Preferred Stock equal (on an as-if-converted-to-common-stock basis and without regard to any beneficial ownership limitations) to and in the same form as dividends actually paid on shares of the common stock. No other dividends will be paid on shares of the Preferred Stock. In the event of any liquidation, dissolution or winding up, the holder of the Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Preferred Stock were fully converted to common stock, which amounts shall be paid pari passu with all holders of common stock. Shares of the Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of either series of outstanding Preferred Stock will be required to amend the terms of such series.

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

Common Stock

On June 10, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). At the 2025 Annual Meeting, the Company’s stockholders approved an amendment (the “Authorized Share Increase Amendment”) to the Company’s Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000 shares.

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

In August 2024, the Company concluded that the Common Warrants, and the potential issuance of Pre-Funded Warrants in lieu of additional shares of common stock in the Second Closing and Third Closing (the “Subsequent Closing Warrants”) do not meet the conditions to be classified as equity instruments under ASC 815-40 and must instead be recorded as liabilities on the Company’s consolidated balance sheets at their fair value and remeasured at fair value for each subsequent reporting period. As of October 2024, the Subsequent Closing Warrants either expired or were settled in connection with the Second Closing and Third Closing. Accordingly, the Company's condensed consolidated balance sheets no longer include any fair value associated with the Subsequent Closing Warrants.

The valuation of the Common Warrants is adjusted to fair value (Level 3) at each balance sheet date until the Common Warrants are settled or expired.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the Common Warrants as of June 30, 2025 and December 31, 2024 as follows:

	June 30, 2025	December 31, 2024

Risk-free interest rate	3.7%	4.4%
Expected stock price volatility	86.5%	96.4%
Expected term (in years)	3.0	3.5
Share price	$2.71	$4.14

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

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of June 30, 2025, the Company has not sold any shares under the Sales Agreement.

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

Common Stock Warrants

As of June 30, 2025, there were 33,052,744 warrants exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total

Balance as of December 31, 2024	15,778,451	17,274,293	33,052,744
Issued	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Balance as of June 30, 2025	15,778,451	17,274,293	33,052,744

The following table summarizes the outstanding warrants as of June 30, 2025:

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

January 2020 common warrants	5,586	$18.90	July 14, 2025
January 2020 common warrants	3,591	$18.90	July 17, 2025
January 2020 common warrants	247,264	$12.96	July 14, 2025
January 2020 common warrants	71,800	$12.96	July 17, 2025
September 2020 common warrants	298,692	$3.08	September 14, 2025
2023 Securities Purchase Agreement common warrants	15,151,518	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,931,507	$0.001	N/A
Balance as of June 30, 2025	33,052,744

Preferred Stock Warrants

As of June 30, 2025, there were 50,207.419 warrants exercisable into Series X1 Preferred Stock, which are convertible into 2,789,301 shares of common stock (after rounding for fractional shares and subject to beneficial ownership limitations).

Roll-Forward of Series X1 Non-Voting Convertible Preferred Warrant Activity
Total

Balance as of December 31, 2024	50,207.419
Issued	—
Exercised	—
Balance as of June 30, 2025	50,207.419

The Series X1 Preferred Stock Warrants were issued on September 14, 2020, with an exercise price of $8.96 and an expiration date of September 14, 2025.

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

On July 10, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the Company's 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company’s common stock that may be delivered pursuant to all awards granted under the 2020 Incentive Plan by an additional 3,500,000 shares so that the new aggregate share limit under the 2020 Plan is 17,960,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from November 15, 2030 to April 28, 2034.

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

The Company's 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of June 30, 2025. The number of shares reserved for issuance under the 2020 Plan and the Company's Employee Stock Purchase Plan was 3,557,992 and 24,077 shares, respectively, as of June 30, 2025.

Total stock-based compensation expense was recognized in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Research and development	$1,083	$816	$2,102	$1,166
General and administrative	1,611	2,247	3,456	3,591
Total stock-based compensation	$2,694	$3,063	$5,558	$4,757

Note 10. Net Loss Per Share

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

For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units, preferred stock and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company's net loss position. Basic weighted average shares outstanding for the six months ended June 30, 2025 and 2024 include 17,274,293 and 7,432,014, respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

The calculation of basic and diluted earnings per share for our common stock and Preferred Stock is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands, except share and per share data)		(As Restated)		(As Restated)
Weighted-average common shares outstanding, basic and diluted	77,156,068	42,278,411	77,141,196	36,133,906
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	114,508	114,508	114,508	114,508

Net loss used in the calculation of basic and diluted loss per share	$(11,216)	$(44,907)	$(17,711)	$(68,538)

Net loss available to common stock	$(10,362)	$(39,034)	$(16,362)	$(58,278)
Net loss per share, common stock, basic and diluted	$(0.13)	$(0.92)	$(0.21)	$(1.61)

Net loss available to Series X and Series X1 non-voting convertible preferred stock	$(854)	$(5,873)	$(1,349)	$(10,260)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(7.46)	$(51.29)	$(11.78)	$(89.60)

The computation of diluted earnings per share, common stock, excludes incentive stock options, restricted stock units, preferred stock and warrants that are anti-dilutive. The following table provides a summary as of June 30, 2025 and 2024 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2025	2024

Stock options outstanding and other equity awards	7,382,039	15,223,757
Common and preferred warrants outstanding	3,117,540	18,567,751
Total	10,499,579	33,791,508

Note 11. Restatement of Previously Issued Financial Statements

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

Accordingly, the accompanying financial statements as of and for the three and six months ended June 30, 2024, have been restated to correct the classification of the Preferred Stock as temporary equity and to include EPS calculations under the two-class method.

The impact of the correction of the misstatements is summarized below (in thousands):

	As of June 30, 2024
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and accompanying notes for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 20, 2025, as amended on August 14, 2025 (the “Amended Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

ABOUT ELEDON PHARMACEUTICALS

Overview

Eledon is a clinical stage biotechnology company using our immunology expertise in targeting the CD40 Ligand (“CD40L”) pathway to develop therapies to protect transplanted organs and prevent rejection, and to treat amyotrophic lateral sclerosis (“ALS”). Our lead compound in development is tegoprubart, an IgG1, anti-CD40L antibody with high affinity for the CD40L, a well-validated biological target that we believe has broad therapeutic potential. We believe the central role of CD40L signaling in both adaptive and innate immune cell activation and function positions it as an attractive target for non-lymphocyte depleting, immunomodulatory therapeutic intervention.

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

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details of grants and licenses related to this acquisition.

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

In July 2022, we received Investigational New Drug (“IND”) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, and will enroll approximately 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives will include assessment of graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023. On September 4, 2024, we announced the completion of enrollment in the BESTOW study. We expect the last patient to be dosed in September 2025 and anticipate presenting topline results from the BESTOW study in November 2025.

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

To date, tegoprubart has been used as a key component of the immunosuppression regimen in four xenotransplantation procedures: three involving genetically modified pig kidneys and one involving a genetically modified pig heart. Two of the kidney transplant recipients remains alive with ongoing graft function.

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

In January 2024, we announced that tegoprubart would be utilized in an investigator-initiated trial, conducted at the University of Chicago Medicine's Transplantation Institute. This pilot study is assessing the safety of using a monoclonal antibody against CD40L to achieve a calcineurin inhibitor-free immunosuppression regimen in patients with T1D mellitus undergoing islet cell transplantation. The Company is not funding this trial but is providing tegoprubart for use in the study.

On October 29, 2024, positive data were reported for the first three islet transplant recipients in the study, potentially demonstrating the first human cases of insulin independence achieved using an anti-CD40L monoclonal antibody therapy without the use of tacrolimus. The first two subjects achieved insulin independence and normal hemoglobin A1C (HbA1c) levels, a measure of average blood glucose, post-transplant. The third subject, decreased insulin use by more than 60% three days following the procedure and continues on insulin independence trajectory typically observed one-to-two months post-transplant. Subjects in the study received islet transplants combined with induction therapy and for chronic maintenance therapy, mycophenolate mofetil plus tegoprubart given every third week by intravenous infusion. The first two subjects achieved insulin independence and presented stable islet graft function at approximately three months and six months post-transplant, respectively. Islet engraftment, measured by graft function standardized to the number of islets infused, was three to five times higher than three comparable subjects who received tacrolimus-based immunosuppression, suggesting treatment with tegoprubart results is less toxic to transplanted islet cells resulting in improved graft survival and function. Treatment was generally well tolerated in all subjects with no unexpected adverse events or hypoglycemic episodes. After initial islet transplant, the first participant reduced insulin requirements by over 60% and normalized blood glucose control. As of October 29, 2024, the first patient had achieved insulin independence within approximately a week after a second islet transplantation procedure. In July 2025, updated data were presented for the three islet transplant recipients enrolled in the study. All three patients achieved stable islet graft function, improved blood glucose control, and insulin independence. Islet engraftment in these participants were two to three times higher than that observed in comparable historical patients treated with tacrolimus. Tegoprubart was generally well-tolerated, with no severe hypoglycemic episodes, infections, hypertension, cases of nephrotoxicity or neurotoxicity, or signs of rejection observed to date. An additional six patients are expected to be enrolled in the ongoing study by the end of 2025.

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

2024 Equity Distribution Agreement

On September 20, 2024, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of our common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, we filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of June 30, 2025, we have not sold any shares under the Sales Agreement.

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

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities represents the initial recognition of warrant liabilities at fair value in excess of proceeds received, as well as subsequent period remeasurements of these warrant liabilities at fair value. These remeasurements reflect changes in market conditions, such as fluctuations in stock price, volatility, interest rates, and other valuation inputs that impact the fair value of the liability.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of the Amended Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025, as compared to those disclosed in the Amended Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2. Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table provides comparative unaudited results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Variance

Operating expenses:
Research and development	$20,276	$10,106	$10,170
General and administrative	4,457	4,396	61
Total operating expenses	24,733	14,502	10,231
Loss from operations	(24,733)	(14,502)	(10,231)
Other income, net	1,224	869	355
Change in fair value of warrant liabilities	12,293	(31,274)	43,567
Net loss	$(11,216)	$(44,907)	$33,691
Unrealized loss on available-for-sale securities, net	(30)	—	(30)
Comprehensive loss	$(11,246)	$(44,907)	$33,661

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Variance

Tegoprubart - kidney transplantation programs	$8,705	$4,620	$4,085
Tegoprubart - other development programs	—	345	(345)
Manufacturing	7,626	2,797	4,829
Personnel-related	2,808	1,522	1,286
Stock-based compensation	1,083	816	267
Other expenses	54	6	48
Total research and development expenses	$20,276	$10,106	$10,170

Research and development expenses increased $10.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily attributable to the following:

•
an increase of $4.1 million in expenses related to Tegoprubart - kidney transplantation programs, primarily driven by external CRO costs associated with increased activities in our Phase 1b, Phase 2 BESTOW, and Phase 2 open-label extension trials;
•
$0.3 million in expenses related to Tegoprubart - other development programs incurred in the three months ended June 30, 2024 that were not incurred in the three months ended June 30, 2025, due to the termination of our IgAN program in 2023;
•
an increase of $4.8 million in manufacturing expenses, primarily with contract manufacturing organizations, for the increased production of drug substance and drug product clinical trial supply;
•
an increase of $1.3 million in personnel-related expenses, primarily due to increased headcount to support ongoing clinical development programs; and
•
an increase of $0.3 million in stock-based compensation expense, primarily attributable to new time-based restricted stock unit and stock option grants.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Variance

Professional services	$1,626	$1,007	$619
Personnel-related	889	828	61
Stock-based compensation	1,611	2,247	(636)
Other expenses	331	314	17
Total general and administrative expenses	$4,457	$4,396	$61

General and administrative expenses increased by $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily attributable to the following:

•
an increase of $0.6 million in professional and consulting expenses, primarily driven by increased audit and legal services;
•
an increase of $0.1 million in personnel-related expenses, primarily due to increased headcount; and
•
a decrease of $0.6 million in stock-based compensation expense, primarily attributable to performance-based stock options granted in 2024.

Other Income, Net

The $0.4 million increase in other income, net was primarily due to an increase in interest income, driven by higher balances of our cash and cash equivalents and short-term investments during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

For the three months ended June 30, 2025, the fair value of warrant liabilities decreased by $12.3 million, reflecting a decline in the Company’s stock price during the period. This decrease was driven primarily by a reduction in the fair value of the Common Warrants, with the total warrant liability declining from $34.8 million as of March 31, 2025 to $22.5 million as of June 30, 2025.

By comparison, for the three months ended June 30, 2024, the fair value of the Common Warrants increased by $31.3 million, primarily due to an increase in the Company’s stock price. The warrant liability increased from $89.5 million as of March 31, 2024 to $120.8 million as of June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table provides comparative unaudited results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Variance

Operating expenses:
Research and development	$33,807	$17,516	$16,291
General and administrative	8,890	7,855	1,035
Total operating expenses	42,697	25,371	17,326
Loss from operations	(42,697)	(25,371)	(17,326)
Other income, net	2,633	1,443	1,190
Change in fair value of warrant liabilities	22,353	(44,610)	66,963
Net loss	$(17,711)	$(68,538)	$50,827
Unrealized loss on available-for-sale securities, net	(74)	—	(74)
Comprehensive loss	$(17,785)	$(68,538)	$50,753

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Variance

Tegoprubart - kidney transplantation programs	$17,237	$9,117	$8,120
Tegoprubart - other development programs	(168)	416	(584)
Manufacturing	9,295	3,574	5,721
Personnel-related	5,226	3,223	2,003
Stock-based compensation	2,102	1,166	936
Other expenses	115	20	95
Total research and development expenses	$33,807	$17,516	$16,291

Research and development expenses increased $16.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily attributable to the following:

•
an increase of $8.1 million in expenses related to Tegoprubart - kidney transplantation programs, primarily driven by external CRO costs associated with increased activities in our Phase 1b, Phase 2 BESTOW, and Phase 2 open-label extension trials;
•
a decrease of $0.6 million in expenses related to Tegoprubart - other development programs, primarily due to the termination of our IgAN program in 2023;
•
an increase of $5.7 million in manufacturing expenses, primarily with contract manufacturing organizations, for the increased production of drug substance and drug product clinical trial supply;
•
an increase of $2.0 million in personnel-related expenses. primarily due to increased headcount to support ongoing clinical development programs;
•
an increase of $0.9 million in stock-based compensation expense, primarily attributable to new time-based restricted stock unit and stock option grants; and
•
an increase of $0.1 million in other expense, primarily due to general operating costs in support of new headcount.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Variance

Professional services	$2,932	$2,043	$889
Personnel-related	1,918	1,652	266
Stock-based compensation	3,456	3,591	(135)
Other expenses	584	569	15
Total general and administrative expenses	$8,890	$7,855	$1,035

General and administrative expenses increased by $1.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily attributable to the following:

•
an increase of $0.9 million in professional and consulting expenses, primarily driven by increased audit and legal services;
•
an increase of $0.3 million in personnel-related expenses, primarily due to increased headcount; and
•
a decrease of $0.1 million in stock-based compensation expense, primarily attributable to performance-based stock options granted in 2024.

Other Income, Net

The $1.2 million increase in other income, net was primarily due to an increase in interest income, driven by higher balances of our cash and cash equivalents and short-term investments during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

For the six months ended June 30, 2025, the fair value of warrant liabilities decreased by $22.4 million. This change was primarily driven by a decrease in the fair value of the Common Warrants, reflecting a decline in the Company’s stock price during the period. The warrant liability declined from $44.9 million as of December 31, 2024 to $22.5 million as of June 30, 2025.

In contrast, for the six months ended June 30, 2024, the fair value of the Common Warrants increased by $44.6 million, primarily due to an increase in the Company’s stock price. The warrant liability increased from $76.2 million as of December 31, 2023 to $120.8 million as of June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2025, the Company had cash and cash equivalents and short-term investments of $107.6 million, working capital of $97.7 million and an accumulated deficit of $373.3 million.

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

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of June 30, 2025, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Amended Form 10-K.

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwritten Offering diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity, including through our “at the market” equity offering program, or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(33,773)	$(16,515)
Net cash provided by (used in) investing activities	18,850	(10,130)
Net cash provided by financing activities	115	48,072
Net change in cash and cash equivalents	$(14,808)	$21,427

Operating Activities

For the six months ended June 30, 2025, operating activities used $33.8 million in cash, primarily reflecting our net loss of $17.7 million. Operating activities included adjustments for certain non-cash charges, including $22.4 million due to changes in warrant liabilities, and $1.1 million from accretion of investment discounts. These were partially offset by $5.6 million in stock-based compensation, and $0.2 million in non-cash lease expense. Net operating assets and liabilities changed by $1.7 million, driven by a $2.1 million increase in accounts payable and accrued expenses, a $0.3 million increase in prepaid expenses and other assets, and a $0.2 million decrease in operating lease liabilities.

For the six months ended June 30, 2024, operating activities used $16.5 million in cash, primarily reflecting our net loss of $68.5 million. Operating activities include adjustments for certain non-cash charges including $44.6 million due to changes in warrant liabilities, $4.8 million in stock-based compensation, and $0.2 million in non-cash lease expense, partially offset by $1.0 million in accretion of investment discounts and gain on lease termination. Net operating assets and liabilities changed by $3.4 million, primarily driven by a $2.2 million increase in accounts payable and accrued expenses, a $1.3 million decrease in prepaid expenses and other assets, and a $0.1 million decrease in operating lease liabilities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $18.9 million. This consisted of $78.1 million in proceeds from maturity of available-for-sale short-term investments, partially offset by $59.3 million used to purchase available-for-sale short-term investments.

Net cash used in investing activities for the six months ended June 30, 2024 was $10.1 million. This consisted of $49.2 million used to purchase available-for-sale short-term investments, partially offset by $39.1 million in proceeds from maturity of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of $0.1 million from exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and, based on this evaluation, have concluded that due to the material weakness in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025. This material weakness resulted in the restatements of our financial statements in this Quarterly Report on Form 10-Q (as to the three months ended June 30, 2024), our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2025, and our Annual Report on Form 10-K/A for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2024, there have been no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates and pursuing non-clinical and clinical trials. We have not yet demonstrated our ability to successfully manufacture drug products in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history. In addition, as a result of the acquisition of Anelixis and our decision to discontinue our Company funding of the islet cell transplantation program and the IgAN program, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or previously projected by our management.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the six months ended June 30, 2025 is $17.7 million. As of June 30, 2025, the Company had cash and cash equivalents and short-term investments of $107.6 million, working capital of $97.7 million and an accumulated deficit of $373.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2025, there were 59,881,775 shares of our common stock outstanding and warrants to purchase 33,052,744 shares of our common stock outstanding. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement and the 2024 Underwritten Offering (each as defined and described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in the initial closing of the 2023 Private Placement, the pre-funded warrants issued in the 2024 Private Placement and the pre-funded warrants issued in the 2024 Underwritten Offering would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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
•
manufacture drug products at commercial scale;
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
•
refusal of the U.S. Food and Drug Administration (“FDA”) to accept data from clinical trials in affected geographies;
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

For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. The Inflation Reduction Act of 2022 requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The mechanics of the rebate calculation would mimic those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies. In addition, on April 2025, President Trump issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by the Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), or FDA under the new leadership, and how those actions will impact our industry and our business. The Inflation Reduction Act of 2022 or other similar legislation could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability.

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

Recent administrative law cases decided by the U.S. Supreme Court in 2024 may create uncertainty with respect to actions taken by regulatory agencies to interpret, implement and enforce federal legislation. For example, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in legal challenges to regulations and guidance issued by federal agencies that are currently applicable to or will be applicable to our business, including those issued by the FDA and the CMS. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and delays in or other impacts to the agency rulemaking process, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may collect, process, use or transfer personal information from individuals located in the European Economic Area (the “EEA”) in connection with our business, including in connection with conducting clinical trials in the EEA. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA. The collection and use of personal health data in the EEA is governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the EEA, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the EEA and other states in the EEA may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which our collaborators or we obtain marketing approval. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, these third parties experienced disruptions in their operations in conjunction with the COVID-19 pandemic. Additionally, on April 16, 2025, the U.S. Department of Commerce (the “Commerce Department”) announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. Any delay or performance failure on the part of our existing or future manufacturers of drug substance or drug products could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If suppliers cannot supply us with our requirements, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

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

As described in Part I, Item 4 of this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting. In addition, a material weakness in our internal control over financial reporting existed previously which was initially disclosed as of June 30, 2024 and effectively remediated as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate the existing material weakness or otherwise maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Additionally, as we become a larger company, we will become subject to Section 404(b) of the Sarbanes-Oxley Act, which requires our independent auditors to document and test our internal controls. These additional requirements are costly, and our auditors may identify control deficiencies.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

3.6

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Eledon Pharmaceuticals, Inc., (effecting an increase in authorized shares of common stock) effective June 10, 2025 (filed with the SEC as Exhibit 3.1 on the Company’s Current Report on Form 8-K filed on June 12, 2025).

3.7

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Eledon Pharmaceuticals, Inc., (providing for exculpation of certain officers) effective June 10, 2025 (filed with the SEC as Exhibit 3.2 on the Company’s Current Report on Form 8-K filed on June 12, 2025).

3.8	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.9	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.10	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

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