Form 10-Q
period 2025-09-30
Eledon Pharmaceuticals, Inc.
filed 2025-11-14
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025 there were 59,932,212 shares of the Registrant’s common stock outstanding.

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
•
Issuances of our common stock, $0.001 par value per share (“common stock”), including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in significant dilution and could cause our stock price to fall.
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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited	6

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	6

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (As Restated)	7

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 (As Restated)	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

	Signatures	72

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$3,669	$20,549
Short-term investments	89,732	119,629
Prepaid expenses and other current assets	2,900	3,552
Total current assets	96,301	143,730
Operating lease asset, net	694	926
In-process research and development	32,386	32,386
Other assets	476	363
Total assets	$129,857	$177,405
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,627	$5,833
Current operating lease liabilities	346	314
Accrued expenses and other liabilities	9,323	5,430
Total current liabilities	14,296	11,577
Deferred tax liabilities	2,183	2,183
Non-current operating lease liabilities	376	640
Warrant liabilities	21,948	44,865
Total liabilities	38,803	59,265

Commitments and contingencies (Note 7)

Convertible preferred stock, 5,000,000 shares authorized at September 30, 2025 and December 31, 2024:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at September 30, 2025 and December 31, 2024	53,543	53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at September 30, 2025 and December 31, 2024	2,151	2,151

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized at September 30, 2025 and 200,000,000 at December 31, 2024; 59,881,775 and 59,789,275 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	60	60
Additional paid-in capital	426,047	417,946
Accumulated other comprehensive income	9	26
Accumulated deficit	(390,756)	(355,586)
Total stockholders’ equity	35,360	62,446
Total liabilities, convertible preferred stock and stockholders’ equity	$129,857	$177,405

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$14,969	$16,520	$48,776	$34,036
General and administrative	4,101	3,990	12,991	11,845
Total operating expenses	19,070	20,510	61,767	45,881
Loss from operations	(19,070)	(20,510)	(61,767)	(45,881)
Other income, net	1,047	1,042	3,680	2,485
Change in fair value of warrant liabilities	564	96,439	22,917	51,829
Net income (loss)	$(17,459)	$76,971	$(35,170)	$8,433
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	57	102	(17)	102
Comprehensive income (loss)	$(17,402)	$77,073	$(35,187)	$8,535

Net income (loss) attributable to common shares - basic	$(16,130)	$54,429	$(32,492)	$5,551
Basic net income (loss) per common share	$(0.21)	$1.05	$(0.42)	$0.13
Weighted-average number of shares outstanding, basic	77,156,068	51,945,920	77,146,407	41,443,049

Net income (loss) attributable to common shares - diluted	$(16,130)	$(15,703)	$(32,492)	$(53,230)
Diluted net loss per common share (2024 As Restated)	$(0.21)	$(0.28)	$(0.42)	$(1.23)
Weighted-average number of shares outstanding - diluted	77,156,068	55,478,342	77,146,407	43,106,746

Net income (loss) attributable to Series X and Series X1 non-voting convertible preferred stock - basic	$(1,330)	$6,666	$(2,679)	$852
Basic net income (loss) per Series X and Series X1 non-voting convertible preferred stock (2024 As Restated)	$(11.61)	$58.21	$(23.40)	$7.44
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic	114,508	114,508	114,508	114,508

Net loss attributable to Series X and Series X1 non-voting convertible preferred stock - diluted	$(1,330)	$(1,801)	$(2,679)	$(7,856)
Diluted net loss per Series X and Series X1 non-voting convertible preferred stock (2024 As Restated)	$(11.61)	$(15.73)	$(23.40)	$(68.60)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, diluted	114,508	114,508	114,508	114,508

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance as of December 31, 2024	110,086	$53,543	4,422	$2,151	59,789,275	$60	$417,946	$26	$(355,586)	$62,446
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	42,500	—	—	—	—	—
Stock option exercise	—	—	—	—	50,000	—	115	—	—	115
Stock-based compensation	—	—	—	—	—	—	2,864	—	—	2,864
Other comprehensive loss	—	—	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	—	—	(6,495)	(6,495)
Balance as of March 31, 2025	110,086	$53,543	4,422	$2,151	59,881,775	$60	$420,925	$(18)	$(362,081)	$58,886
Stock-based compensation	—	—	—	—	—	—	2,694	—	—	2,694
Other comprehensive loss	—	—	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	—	—	(11,216)	(11,216)
Balance as of June 30, 2025	110,086	$53,543	4,422	$2,151	59,881,775	$60	$423,619	$(48)	$(373,297)	$50,334
Stock-based compensation	—	—	—	—	—	—	2,428	—	—	2,428
Other comprehensive income	—	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	—	(17,459)	(17,459)
Balance as of September 30, 2025	110,086	$53,543	4,422	$2,151	59,881,775	$60	$426,047	$9	$(390,756)	$35,360

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)

Balance as of December 31, 2023	110,086	$53,543	4,422	$2,151	24,213,130	$24	$270,892	$—	$(319,402)	$(48,486)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	600,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	1,694	—	—	1,694
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(23,631)	(23,631)
Balance as of March 31, 2024	110,086	$53,543	4,422	$2,151	24,813,130	$25	$272,586	$—	$(343,033)	$(70,422)
Issuance of common stock and pre-funded warrants in connection with 2024 Securities Purchase Agreement, net of issuance costs	—	—	—	—	13,110,484	13	48,057	—	—	48,070
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	583,000	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	3,063	—	—	3,063
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(44,907)	(44,907)
Balance as of June 30, 2024	110,086	$53,543	4,422	$2,151	38,506,614	$39	$323,706	$—	$(387,940)	$(64,195)
Issuance of common stock in connection with 2023 Securities Purchase Agreement in Second and Third Closing, net of issuance costs	—	—	—	—	2,436,488	2	5,701	—	—	5,703
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	240,000	—		—	—
Stock-based compensation	—	—	—	—	—	—	1,783	—	—	1,783
Other comprehensive income								102		102
Net income	—	—	—	—	—	—	—	—	76,971	76,971
Balance as of September 30, 2024 (As Restated)	110,086	53,543	4,422	2,151	41,183,102	41	331,190	102	(310,969)	20,364

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows used in operating activities:
Net income (loss)	$(35,170)	$8,433
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease termination	—	(10)
Non-cash lease expense	232	271
Accretion on investment discounts	(1,375)	(1,916)
Stock-based compensation	7,986	6,540
Change in fair value of warrant liabilities	(22,917)	(51,829)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	540	1,685
Accounts payable, accrued expenses and other liabilities	2,686	8,791
Operating lease liabilities	(232)	(249)
Net cash used in operating activities	(48,250)	(28,284)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(91,909)	(83,350)
Proceeds from maturities of available-for-sale short-term investments	123,164	60,418
Net cash provided by (used in) investing activities	31,255	(22,932)
Cash flows from financing activities:
Proceeds from exercise of stock options	115	—
Proceeds from issuances of common stock and pre-funded warrants, net	—	53,355
Net cash provided by financing activities	115	53,355
Net change in cash and cash equivalents	(16,880)	2,139
Cash and cash equivalents at beginning of period	20,549	4,612
Cash and cash equivalents at end of period	$3,669	$6,751
Supplemental disclosure of non-cash investing activities
Non-cash activities:
Unrealized gain (loss) on available-for-sale securities, net	$(17)	$102
Increase in operating lease asset and liability due to new lease	$—	$377
Settlement of warrant liability into common stock due to exercise	$—	$420

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

Certain consolidated financial statements and financial information are presented herein as restated. See Note 11. Restatement of Previously Issued Financial Statements for further information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and Article 8 of Regulation S-X requirements as set forth by the Securities and Exchange Commission (“SEC”) for interim financial information and reflect all adjustments and disclosures, which are, in the opinion of management, of a normal and recurring nature, and considered necessary for a fair presentation of the financial information contained herein. Pursuant to these rules and regulations, the unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of operations and comprehensive loss, financial position, and cash flows in conformity with GAAP.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2025, as amended on August 14, 2025 (the “Amended Form 10-K”). The results of operations and comprehensive loss for the three and nine months ended September 30, 2025 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Risks and Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $35.2 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had cash and cash equivalents and short-term investments of $93.4 million, working capital of $82.0 million and an accumulated deficit of $390.8 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings including the possible issuance of shares of common stock pursuant to the Company’s “at-the-market” equity offering program, and may need to pursue strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the three and nine months ended September 30, 2025 and 2024 is included at the bottom of the table below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
Tegoprubart - kidney transplantation programs	$9,363	$10,167	$26,600	$19,284
Tegoprubart - other development programs	—	14	(168)	430
Manufacturing	1,736	4,252	11,031	7,826
Personnel-related	3,664	2,524	10,808	7,400
Stock-based compensation	2,428	1,783	7,986	6,540
Other operating expenses	1,879	1,770	5,510	4,401
Total operating expenses	19,070	20,510	61,767	45,881
Loss from operations	(19,070)	(20,510)	(61,767)	(45,881)
Other income, net	1,047	1,042	3,680	2,485
Change in fair value of warrant liabilities	564	96,439	22,917	51,829
Segment and net income (loss)	$(17,459)	$76,971	$(35,170)	$8,433

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

The Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to its vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. These contracts may be terminated by the Company upon written notice and the Company is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three and nine months ended September 30, 2025.

Warrant Liabilities

The Company accounts for issued warrants either as a liability or equity in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act 2017, including 100% bonus depreciation and immediate expensing of domestic research cost, among other tax changes. The Company does not expect a material impact on its consolidated financial statements as a result of the Company's full valuation allowance position or the enactment of OBBBA.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). In January 2025, the FASB issued ASU No. 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which clarified the effective date for ASU No. 2024-03. These amendments are intended to provide more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$78,759	$21	$(10)	$78,770
U.S. government agencies	10,964	1	(3)	10,962
Total short-term investments	$89,723	$22	$(13)	$89,732

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government securities	$119,603	$55	$(29)	$119,629
Total short-term investments	$119,603	$55	$(29)	$119,629

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	September 30, 2025
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$2,078	$—	$—	$2,078
Total cash equivalents	2,078	—	—	2,078

Short-term investments:
U.S. government securities	—	78,770	—	78,770
U.S. government agencies	—	10,962	—	10,962
Total short-term investments	—	89,732	—	89,732

Total financial assets	$2,078	$89,732	$—	$91,810

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$1,215	$—	$—	$1,215
U.S. government securities	—	17,464	—	17,464
Total cash equivalents	1,215	17,464	—	18,679

Short-term investments:
U.S. government securities	—	119,629	—	119,629
Total short-term investments	—	119,629	—	119,629

Total financial assets	$1,215	$137,093	$—	$138,308

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 8. Preferred Stock and Stockholders’ Equity) measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	September 30, 2025
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$21,948	$21,948

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$44,865	$44,865

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs (in thousands):

Warrant Liability

Balance as of December 31, 2024	$44,865
Change in fair value of warrant liabilities	(22,917)
Balance as of September 30, 2025	$21,948

The change in fair value of warrant liabilities of $22.9 million was recorded in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2025.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024

Prepaid clinical	$1,642	$1,768
Interest income receivable	753	625
Prepaid insurance	89	693
Prepaid other	248	215
Prepaid manufacturing	154	147
Other current assets	14	104
Total prepaid expenses and other current assets	$2,900	$3,552

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024

Accrued clinical	$5,453	$3,021
Accrued compensation and related expenses	3,214	1,601
Accrued manufacturing	102	621
Accrued professional services	502	140
Accrued other	52	47
Total accrued expenses and other liabilities	$9,323	$5,430

Note 7. Commitments and Contingencies

Contract Obligations

As of September 30, 2025, the Company has non-cancelable purchase obligations related to manufacturing totaling $7.6 million. The Company expects to fulfill its commitments under these agreements in the normal course of business, therefore, no related liability has been recorded on the condensed consolidated balance sheets as of that date.

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) was $0.1 million for each of the three months ended September 30, 2025 and 2024 and $0.3 million for each of the nine months ended September 30, 2025 and 2024.

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

On September 4, 2024, the Company entered into a 36-month operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 21, 2027 (the “Burlington Lease Agreement”). The prior lease expired on November 20, 2024. On November 21, 2024, the effective date of the Burlington Lease Agreement, the Company recognized additional net ROU assets and lease liabilities in the amount of $0.5 million.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately 2 years and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024

Operating lease cost(a)	$295	$306
(a) Includes variable operating lease expenses, which are immaterial

Other supplemental cash flow information related to leases were as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$292	$272

Other supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	September 30, 2025	December 31, 2024

Operating leases
Operating lease right-of-use assets	$694	$926

Operating lease liabilities (current)	(346)	(314)
Operating lease liabilities (non-current)	(376)	(640)
Total lease obligations under operating leases	$(722)	$(954)

Weighted-average remaining lease term (in years)	2.0	2.7
Weighted-average discount rate	9.45%	9.46%

As of September 30, 2025, future payments for these non-cancelable operating leases for the remainder of the current fiscal year are as follows (in thousands):

September 30,
2025

2025 (remainder of)	$99
2026	403
2027	293
Total minimum lease payments	795
Less imputed interest	(73)
Present value of lease liabilities	722
Less current portion of operating lease liabilities	346
Non-current operating lease liabilities	$376

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

There were no milestones achieved during the nine months ended September 30, 2025 or 2024.

Lonza Sales AG Inc. License Agreement

In September 2018, Anelixis executed a License Agreement (the “Lonza Agreement”), which is a manufacturing know-how rights agreement with Lonza Sales AG Inc. (“Lonza”) for the use of certain processes and know-how related to the manufacture of tegoprubart. The Lonza Agreement continues until the later of the last Valid Claim (as defined therein) or ten years from the First Commercial Sale of tegoprubart, as defined and subject to the conditions therein. A royalty in the low single digits will be due on aggregate net sales of tegoprubart that is manufactured by Lonza or any other third-party or licensee. For the nine months ended September 30, 2025 and 2024, the Company has not paid any royalties under the Lonza Agreement.

eGenesis, Inc. Collaboration Agreement

In September 2022, and subsequently amended in January 2023, Eledon executed a non-exclusive collaborative research agreement with eGenesis, Inc. (the “eGenesis Agreement”), under which eGenesis will gain access to tegoprubart for eGenesis’ ongoing preclinical research and development xenotransplant studies of human-compatible organs and cells for the treatment of organ failure. eGenesis will pay Eledon for supplies of tegoprubart needed for the eGenesis preclinical xenotransplant studies, thereby offsetting a portion of the Company's manufacturing expenses. For the nine months ended September 30, 2025, the Company offset approximately $0.1 million of manufacturing expenses and, for the nine months ended September 30, 2024, no expenses were offset under the eGenesis Agreement.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual as of September 30, 2025 and December 31, 2024.

Note 8. Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding, respectively, at each of September 30, 2025 and December 31, 2024; and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding, respectively, at each of September 30, 2025 and December 31, 2024.

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

2023 Securities Purchase Agreement

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of common stock, or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing (the “Second Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing (the “Third Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share.

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

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the Common Warrants as of September 30, 2025 and December 31, 2024 as follows:

	September 30, 2025	December 31, 2024

Risk-free interest rate	3.6%	4.4%
Expected stock price volatility	95.1%	96.4%
Expected term (in years)	2.8	3.5
Share price	$2.59	$4.14

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

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program (the “ATM Program”) under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of September 30, 2025, the Company has not sold any shares under the Sales Agreement.

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

Common Stock Warrants and Pre-Funded Warrants

As of September 30, 2025, there were 32,425,811 warrants and pre-funded warrants exercisable into common stock. The Company has issued both common stock warrants and pre-funded warrants. The pre-funded warrants are exercisable for shares of common stock at a nominal exercise price and were fully paid for at issuance, except for the nominal exercise amount. The pre-funded warrants are intended to be economically equivalent to the Company’s common stock.

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total

Balance as of December 31, 2024	15,778,451	17,274,293	33,052,744
Issued	—	—	—
Exercised	—	—	—
Cancelled/Expired	(626,933)	—	(626,933)
Balance as of September 30, 2025	15,151,518	17,274,293	32,425,811

The following table summarizes the outstanding warrants as of September 30, 2025:

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

2023 Securities Purchase Agreement common warrants	15,151,518	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,931,507	$0.001	N/A
Balance as of September 30, 2025	32,425,811

Preferred Stock Warrants

As of September 30, 2025, all warrants exercisable for shares of Series X1 Preferred Stock expired in accordance with their original terms.

Roll-Forward of Series X1 Non-Voting Convertible Preferred Warrant Activity
Total

Balance as of December 31, 2024	50,207.419
Issued	—
Exercised	—
Cancelled/Expired	(50,207.419)
Balance as of September 30, 2025	—

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

The Company's 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of September 30, 2025. The number of shares reserved for issuance under the 2020 Plan and the Company's Employee Stock Purchase Plan was 3,627,992 and 24,077 shares, respectively, as of September 30, 2025.

Total stock-based compensation expense was recognized in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development	$1,055	$388	$3,157	$1,552
General and administrative	1,373	1,395	4,829	4,988
Total stock-based compensation	$2,428	$1,783	$7,986	$6,540

Note 10. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates undistributed losses to the Company’s outstanding common stock, and the Preferred Stock, based on each class’s proportionate share of the total weighted-average shares outstanding. Since the Company has never declared dividends, net income/loss and undistributed losses are equivalent.

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. The process is used for both common stock and Preferred Stock. As the rights and preferences of the Preferred Stock are substantially identical to each other, they are considered a single class of common stock for earnings per share purposes.

For purposes of the diluted net income (loss) per share calculation, incentive stock options, restricted stock units, preferred stock and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive. Basic weighted average shares outstanding for the nine months ended September 30, 2025 and 2024 include 17,274,293 and 12,342,786, respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

The calculation of basic and diluted earnings per share for our common stock and Preferred Stock is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands, except share and per share data)		(As Restated)		(As Restated)
Net income (loss)	$(17,459)	$76,971	$(35,170)	$8,433
Undistributed earnings allocated to participating securities	—	(22,542)	—	(2,882)
Net income (loss) attributable to common shares - basic	$(16,130)	$54,429	$(32,492)	$5,551
Basic earnings per share of common stock	$(0.21)	$1.05	$(0.42)	$0.13
Weighted-average number of shares outstanding, basic	77,156,068	51,945,920	77,146,407	41,443,049

Allocated undistributed earnings allocated to participating common stock warrants	—	15,876	—	2,030
Net loss attributable to common shares - diluted	$(16,130)	$(15,703)	$(32,492)	$(53,230)
Diluted earnings per share of common stock	$(0.21)	$(0.28)	$(0.42)	$(1.23)
Weighted-average number of shares outstanding - diluted	77,156,068	55,478,342	77,146,407	43,106,746

Net income (loss) attributable to Series X and Series X1 non-voting convertible preferred stock - basic	$(1,330)	$6,666	$(2,679)	$852
Basic earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(11.61)	$58.21	$(23.40)	$7.44
Weighted-average shares outstanding of Series X and X1 non-voting convertible preferred stock, basic	114,508	114,508	114,508	114,508

Net loss attributable to Series X and Series X1 non-voting convertible preferred stock - diluted	$(1,330)	$(1,801)	$(2,679)	$(7,856)
Diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(11.61)	$(15.73)	$(23.40)	$(68.60)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, diluted	114,508	114,508	114,508	114,508

The computation of diluted earnings per share, common stock, excludes incentive stock options, restricted stock units, preferred stock and warrants that are anti-dilutive. The following table provides a summary as of September 30, 2025 and 2024 of common share equivalents that were excluded because their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2025	2024

Preferred Stock	—	6,361,567
Stock options outstanding and other equity awards	7,372,039	16,543,376
Common and preferred warrants outstanding	—	18,567,751
Total	7,372,039	41,472,694

Note 11. Restatement of Previously Issued Financial Statements

In the course of preparing the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2025, the Company reassessed the rights and preferences of its Preferred Stock, and concluded that, because they are substantially identical to those of its common stock, the Preferred Stock should be treated as a separate class of common stock for purposes of calculating earnings per share in accordance with ASC 260-10, “Earnings Per Share.” As a result, the Company determined that it should have presented earnings per share under the two-class method in prior reporting periods.

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

Accordingly, the accompanying financial statements as of and for the three and nine months ended September 30, 2024, have been restated to correct the classification of the Preferred Stock as temporary equity and to include EPS calculations under the two-class method.

The impact of the correction of the misstatements is summarized below (in thousands):

	As of September 30, 2024
	As Previously Reported	Restatement Impact	As Restated

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Convertible preferred stock, 5,000,000 shares authorized at September 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at September 30, 2024 and December 31, 2023	$—	$53,543	$53,543
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	2,151	2,151

Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized at September 30, 2024 and December 31, 2023:
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—	—
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—	—
Additional paid-in capital	386,884	(55,694)	331,190
Total stockholders’ equity	$76,058	$(55,694)	$20,364

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
(In thousands, except share and per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated

Net loss attributable to common shares - diluted	$(17,504)	$(15,703)	$(61,086)	$(53,230)
Diluted earnings per share of common stock	$(0.32)	$(0.28)	$(1.42)	$(1.23)
Weighted-average number of shares outstanding - diluted	55,478,342	55,478,342	43,106,746	43,106,746

Net income attributable to Series X and Series X1 non-voting convertible preferred stocks - basic	$—	$6,666	$—	$852
Basic earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$58.21	$—	$7.44
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic	—	114,508	—	114,508

Net loss attributable to Series X and Series X1 non-voting convertible preferred stocks - diluted	$—	$(1,801)	$—	$(7,856)
Diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$—	$(15.73)	$—	$(68.60)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, diluted	—	114,508	—	114,508

Note 12. Subsequent Events

On November 12, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”), in connection with the underwritten public offering and sale by the Company (the “2025 Underwritten Offering”) of 15,152,485 shares of the Company’s common stock at a public offering price of $1.65 per share (the “Common Stock Purchase Price”), and pre-funded warrants (the “2025 Pre-Funded Warrants”) at a public offering price of $1.649 per 2025 Pre-Funded Warrant, which are exercisable to purchase up to 15,151,515 shares of common stock at an exercise price of $0.001 per share. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to 4,545,600 additional shares of common stock at the Common Stock Purchase Price less the underwriting discounts and commissions, which Option has been exercised in full by the Underwriters. The 2025 Underwritten Offering closed on November 13, 2025. The estimated net proceeds to the Company from the 2025 Underwritten Offering, after deducting the Underwriters’ discounts and commissions and the Company’s estimated offering expenses, was approximately $53.6 million, including net proceeds from the Underwriters exercise of the Option.

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

We reported interim safety and efficacy results from the Phase 1b clinical trial in March 2023, and provided updated data in November 2023, June 2024 and August 2025.

At the time of the June 2024 update, which reported data as of April 3, 2024, results from the 13 participants in the Phase 1b trial support tegoprubart’s potential to protect organs from rejection while improving renal function in patients undergoing kidney transplantation. As mentioned above, data from historical studies using standard of care, calcineurin inhibitor-based, immunosuppression therapy typically report aggregate mean estimated eGFRs of approximately 53 mL/min/1.73m² during the first year after kidney transplant. In the ongoing Phase 1b trial, as of April 3, 2024, mean eGFR was above 60 mL/min/1.73m² at each reported time points after day 30, with an overall mean eGFR of 70.5 mL/min/1.73m² for all the reported time points after day 30 post-transplant. Two participants completed 12 months on therapy post-transplant, and both demonstrated mean eGFRs above 90 mL/min/1.73m² at one-year post-transplant. The interim results demonstrated that tegoprubart is generally safe and well tolerated in patients undergoing de novo kidney transplantation. As of April 3, 2024, three subjects discontinued the study due to hair loss and fatigue, viral infection, and rejection, respectively. There have been no cases of hyperglycemia, new onset diabetes, or tremor, all of which are side effects often associated with standard of care immunosuppression therapy. There have been no cases of graft loss or death.

At the time of the August 2025 update, which reported data as of July 2025, 32 patients undergoing kidney transplantation have been enrolled in the Phase 1b study. Updated data showed that kidney function, as assessed by eGFR, stabilized after the first month post-transplant and remained in the range of approximately 68 mL/min/1.73 m2 through 12 months for patients (n = 12) who remained on tegoprubart. Kidney function in the intention-to-treat population (n=15) was approximately 63 mL/min/1.73 m2 at 12 months. Data from historical studies using the standard of care, calcineurin inhibitor-based immunosuppression therapy, typically report aggregate mean eGFR of approximately 53 mL/min/1.73 m2 during the first year after kidney transplant. In addition, preliminary abbreviated iBox data was presented suggesting that tegoprubart may improve 5-year graft survival. Abbreviated iBox, a composite biomarker panel developed by the Paris Transplant Group, incorporates kidney function (eGFR, proteinuria) and immunologic response (donor-specific antibodies) parameters into a single prognostic score. Based on data collected as of July 2025, abbreviated iBox scores were -3.75 in the intention-to-treat population and -4.11 in the on-treatment population, which compare favorably to a -2.98 historical mean for calcineurin inhibitors. A difference in abbreviated iBox score of -0.40 at 12 months is considered predictive of a 4-5% difference in 5-year graft survival suggesting that tegoprubart may have a predicted 5-year allograft survival rate of over 96%. As of July 2025, there were six (18.8%) rejection episodes, and 75% of patients who experienced a rejection had received low-dose rabbit antithymocyte globulin (rATG) induction. All rejection episodes were successfully treated. Of the patients who experienced a rejection episode and completed a year in the study, three who remained on tegoprubart had a mean eGFR of approximately 73 mL/min/1.73 m2 at 12 months, indicating full recovery of kidney function, while the two patients who switched to standard of care tacrolimus had a mean eGFR of approximately 34 mL/min/1.73 m² at 12 months.

In July 2022, we received Investigational New Drug (“IND”) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, with approximately 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives will include assessment of graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023. On September 4, 2024, we announced the completion of enrollment in the BESTOW study.

On November 6, 2025, we announced topline efficacy and safety data from the Phase 2 BESTOW trial evaluating tegoprubart for the prevention of kidney transplant rejection. Safety and efficacy results supported the potential for tegoprubart to provide effective immunosuppression with a favorable safety and tolerability profile compared to tacrolimus. Safety findings underscore tegoprubart’s potential to maintain effective immunosuppression while minimizing the metabolic, neurologic, and cardiovascular toxicities characteristic of tacrolimus-based therapy. Notably, new-onset diabetes developed in approximately 1 in 6 patients receiving tacrolimus versus 1 in 47 receiving tegoprubart. Tremor was markedly higher in the tacrolimus group (25.0% vs. 1.6%) and cardiovascular effects, including hypertension (15.9% vs. 25.0%), hypertensive crisis (1.6% vs. 7.8%), and heart failure (0% vs. 4.7%) all favored tegoprubart. Delayed graft function occurred less often with tegoprubart and required shorter dialysis (14.3% vs. 25%; 4.6 days vs. 6.1 days) suggesting potential reductions of 115 days on dialysis post-transplant per 100 deceased donor kidney recipients on tegoprubart versus tacrolimus. Sepsis or bacteremia occurred more frequently in the tacrolimus arm (17.2% vs. 4.8%) and viral infection rates (CMV, BK, EBV, fungal) were similar across groups, with no cases of Post-Transplant Lymphoproliferative Disorder or Progressive Multifocal Leukoencephalopathy. Additionally, overall rates of serious adverse events were comparable between treatment arms. From an efficacy standpoint, tegoprubart achieved an eGFR of approximately 69 mL/min/1.73 m² (n=51) at 12 months compared to 66 mL/min/1.73 m² for tacrolimus (n=56). Although the primary endpoint did not reach statistical significance, tegoprubart maintained strong renal function, delivering what the Company believes is the highest mean eGFR level reported to date in kidney transplant clinical trials evaluating rejection prevention. Subgroup analyses showed higher eGFRs in nearly all tegoprubart subgroups compared to tacrolimus, particularly among living-related donor recipients (72 mL/min/1.73 m² vs. 62 mL/min/1.73 m²) and high Kidney Donor Profile Index (KDPI > 35) transplants (62 mL/min/1.73 m² vs. 53 mL/min/1.73 m²). In the deceased donor subgroup, tegoprubart achieved a mean eGFR of approximately 68 mL/min/1.73 m² at 12 months. The efficacy failure composite endpoint, comprising death, graft loss and biopsy proven acute rejection, is the approval endpoint currently recognized by the U.S. Food and Drug Administration. Efficacy failure composite endpoint was 22% in the tegoprubart group vs. 17% in the tacrolimus group, demonstrating non-inferiority for tegoprubart versus tacrolimus, using a 20% non-inferiority margin. The Company believes these results, if replicated in a Phase 3 study, would be sufficient to support tegoprubart’s approvability. The rate of acute rejection in all biopsies was 20.6% for tegoprubart group compared with 14.1% in the tacrolimus group. Among patients in the tegoprubart group who experienced acute rejection and remained on treatment through month 12, mean eGFR was 73 mL/min/1.73 m² compared to 50 mL/min/1.73 m² in those who switched to tacrolimus. Additionally, there was one case of donor-specific antibodies in the tegoprubart arm versus two in the tacrolimus arm.

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

To date, tegoprubart has been used as a key component of the immunosuppression regimen in four xenotransplantation procedures: three involving genetically modified pig kidneys and one involving a genetically modified pig heart. Two of the kidney transplant recipients remain alive. One continues to maintain kidney function with the transplanted pig kidney, while the other had the graft removed on day 271 and has since returned to dialysis.

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

Financing Activities

2023 Securities Purchase Agreement

On April 28, 2023, we entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of our common stock, $0.001 par value per share (“common stock”), or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or

Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing (the “Second Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing (the “Third Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Pre-Funded Warrants and Common Warrants are subject to specified beneficial ownership limitations, which are generally set at 9.99% of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

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

2024 Equity Distribution Agreement

On September 20, 2024, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of our common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program (the “ATM Program”) under which

Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, we filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. Through September 30, 2025, we have not sold any shares under the Sales Agreement.

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

2025 Underwritten Offering

On November 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”), in connection with the underwritten public offering and sale by the Company (the “2025 Underwritten Offering”) of 15,152,485 shares of our common stock at a public offering price of $1.65 per share (the “Common Stock Purchase Price”), and pre-funded warrants (the “2025 Pre-Funded Warrants”) at a public offering price of $1.649 per 2025 Pre-Funded Warrant, which are exercisable to purchase up to 15,151,515 shares of common stock at an exercise price of $0.001 per share. In addition, pursuant to the Underwriting Agreement, we granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to 4,545,600 additional shares of common stock at the Common Stock Purchase Price less the underwriting discounts and commissions, which Option has been exercised in full by the Underwriters. The 2025 Underwritten Offering closed on November 13, 2025. The estimated net proceeds to the Company from the 2025 Underwritten Offering, after deducting the Underwriters’ discounts and commissions and our estimated offering expenses, was approximately $53.6 million, including net proceeds from the Underwriters exercise the Option.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of the Amended Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2025, as compared to those disclosed in the Amended Form 10-K.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table provides comparative unaudited results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Variance

Operating expenses:
Research and development	$14,969	$16,520	$(1,551)
General and administrative	4,101	3,990	111
Total operating expenses	19,070	20,510	(1,440)
Loss from operations	(19,070)	(20,510)	1,440
Other income, net	1,047	1,042	5
Change in fair value of warrant liabilities	564	96,439	(95,875)
Net income (loss)	$(17,459)	$76,971	$(94,430)
Unrealized gain on available-for-sale securities, net	57	102	(45)
Comprehensive income (loss)	$(17,402)	$77,073	$(94,475)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Variance

Tegoprubart - kidney transplantation programs	$9,363	$10,167	$(804)
Tegoprubart - other development programs	—	14	(14)
Manufacturing	1,736	4,252	(2,516)
Personnel-related	2,744	1,685	1,059
Stock-based compensation	1,055	388	667
Other expenses	71	14	57
Total research and development expenses	$14,969	$16,520	$(1,551)

Research and development expenses decreased $1.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily attributable to the following:

•
a decrease of $0.8 million in expenses related to tegoprubart - kidney transplantation programs, primarily driven by lower external CRO costs associated with decreased activities in our Phase 1b, Phase 2 BESTOW, and Phase 2 open-label extension trials;
•
a decrease of $2.5 million in manufacturing expenses, primarily with contract manufacturing organizations, for the production of drug substance and drug product clinical trial supply;
•
an increase of $1.1 million in personnel-related expenses, primarily due to higher headcount to support ongoing clinical development programs;
•
an increase of $0.7 million in stock-based compensation expense, primarily attributable to new time-based restricted stock unit and stock option grants; and
•
an increase of $0.1 million in other expense, primarily due to general operating costs in support of new headcount.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Variance

Professional services	$1,395	$1,268	$127
Personnel-related	920	839	81
Stock-based compensation	1,373	1,395	(22)
Other expenses	413	488	(75)
Total general and administrative expenses	$4,101	$3,990	$111

General and administrative expenses increased by $0.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily attributable to the following:

•
an increase of $0.1 million in professional and consulting expenses, primarily driven by increased audit and legal services;
•
an increase of $0.1 million in personnel-related expenses, primarily due to higher headcount; and
•
a decrease of $0.1 million in other expense, primarily due to lower general operating costs.

Other Income, Net

Other income for the three months ended September 30, 2025 was comparable to the three months ended September 30, 2024, with no significant variances.

Change in Fair Value of Warrant Liabilities

For the three months ended September 30, 2025, the fair value of warrant liabilities decreased by $0.6 million, primarily reflecting a decline in the Company’s stock price during the period. This decrease was driven primarily by a reduction in the fair value of the Common Warrants, with the total warrant liability declining from $22.5 million as of June 30, 2025 to $21.9 million as of September 30, 2025.

By comparison, for the three months ended September 30, 2024, the fair value of the Common Warrants decreased by $96.4 million, primarily due to the reversal of $94.5 million in warrant liabilities associated with the Subsequent Closing Warrants that expired July 8, 2024 and September 30, 2024. The warrant liability decreased from $120.8 million as of June 30, 2024 to $24.0 million as of September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Variance

Operating expenses:
Research and development	$48,776	$34,036	$14,740
General and administrative	12,991	11,845	1,146
Total operating expenses	61,767	45,881	15,886
Loss from operations	(61,767)	(45,881)	(15,886)
Other income, net	3,680	2,485	1,195
Change in fair value of warrant liabilities	22,917	51,829	(28,912)
Net income (loss)	$(35,170)	$8,433	$(43,603)
Unrealized gain (loss) on available-for-sale securities, net	(17)	102	(119)
Comprehensive income (loss)	$(35,187)	$8,535	$(43,722)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Variance

Tegoprubart - kidney transplantation programs	$26,600	$19,284	$7,316
Tegoprubart - other development programs	(168)	430	(598)
Manufacturing	11,031	7,826	3,205
Personnel-related	7,970	4,908	3,062
Stock-based compensation	3,157	1,552	1,605
Other expenses	186	36	150
Total research and development expenses	$48,776	$34,036	$14,740

Research and development expenses increased $14.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily attributable to the following:

•
an increase of $7.3 million in expenses related to tegoprubart - kidney transplantation programs, primarily driven by higher external CRO costs associated with increased activities in our Phase 1b, Phase 2 BESTOW, and Phase 2 open-label extension trials;
•
a decrease of $0.6 million in expenses related to tegoprubart - other development programs, primarily due to the termination of our IgAN program in 2023;
•
an increase of $3.2 million in manufacturing expenses, primarily with contract manufacturing organizations, for the increased production of drug substance and drug product clinical trial supply;
•
an increase of $3.1 million in personnel-related expenses, primarily due to higher headcount to support ongoing clinical development programs;
•
an increase of $1.6 million in stock-based compensation expense, primarily attributable to new time-based restricted stock unit and stock option grants; and
•
an increase of $0.2 million in other expense, primarily due to general operating costs associated with new headcount.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Variance

Professional services	$4,328	$3,310	$1,018
Personnel-related	2,838	2,492	346
Stock-based compensation	4,829	4,988	(159)
Other expenses	996	1,055	(59)
Total general and administrative expenses	$12,991	$11,845	$1,146

General and administrative expenses increased by $1.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily attributable to the following:

•
an increase of $1.0 million in professional and consulting expenses, primarily driven by increased audit and legal services;
•
an increase of $0.3 million in personnel-related expenses, primarily due to higher headcount;
•
a decrease of $0.2 million in stock-based compensation expense, primarily attributable to performance-based stock options granted in 2024; and
•
a decrease of $0.1 million in other expenses, primarily due to lower general operating costs.

Other Income, Net

The $1.2 million increase in other income, net was primarily due to an increase in interest income, driven by higher balances of our cash and cash equivalents and short-term investments during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Change in Fair Value of Warrant Liabilities

For the nine months ended September 30, 2025, the fair value of warrant liabilities decreased by $22.9 million. This change was primarily driven by a decrease in the fair value of the Common Warrants, reflecting a decline in the Company’s stock price during the period. The warrant liability declined from $44.9 million as of December 31, 2024 to $21.9 million as of September 30, 2025.

In contrast, for the nine months ended September 30, 2024, the fair value of the Common Warrants decreased by $51.8 million, primarily due to the reversal of $58.7 million in warrant liabilities associated with the Subsequent Closing Warrants that expired on July 8, 2024 and September 30, 2024 and primarily offset by an increase in fair value of the Common Warrants, reflecting an increase in the Company's stock price during the period. The warrant liability decreased from $76.2 million as of December 31, 2023 to $24.0 million as of September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2025, the Company had cash and cash equivalents and short-term investments of $93.4 million, working capital of $82.0 million and an accumulated deficit of $390.8 million.

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

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of September 30, 2025, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Amended Form 10-K.

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement, the 2024 Underwritten Offering and the 2025 Underwritten Offering diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity, including through our “at the market” equity offering program, or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(48,250)	$(28,284)
Net cash provided by (used in) investing activities	31,255	(22,932)
Net cash provided by financing activities	115	53,355
Net change in cash and cash equivalents	$(16,880)	$2,139

Operating Activities

For the nine months ended September 30, 2025, operating activities used $48.3 million in cash, primarily reflecting our net loss of $35.2 million. Operating activities included adjustments for certain non-cash charges, including $22.9 million due to changes in warrant liabilities, and $1.4 million from accretion of investment discounts. These were partially offset by $8.0 million in stock-based compensation, and $0.2 million in non-cash lease expense. Net operating assets and liabilities changed by $3.0 million, driven by a $2.6 million increase in accounts payable and accrued expenses, a $0.5 million decrease in prepaid expenses and other assets, and a $0.2 million decrease in operating lease liabilities.

For the nine months ended September 30, 2024, operating activities used $28.3 million in cash, primarily reflecting our net loss of $8.4 million. Operating activities include adjustments for certain non-cash charges including $51.8 million due to changes in warrant liabilities and $1.9 million in accretion of investment discounts. These were partially offset by $6.5 million in stock-based compensation and $0.3 million in non-cash lease expense. Net operating assets and liabilities changed by $10.2 million, primarily driven by a $8.8 million increase in accounts payable and accrued expenses, a $1.7 million decrease in prepaid expenses and other assets, and a $0.2 million decrease in operating lease liabilities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $31.2 million. This consisted of $123.2 million in proceeds from maturity of available-for-sale short-term investments, partially offset by $91.9 million used to purchase available-for-sale short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2024 was $22.9 million. This consisted of $83.4 million used to purchase available-for-sale short-term investments, partially offset by $60.4 million in proceeds from maturity of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $0.1 million from exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of the 2024 Private Placement, totaling $48.1 million in net proceeds from the sale of 13.1 million shares of common stock and 8.0 million pre-funded warrants to purchase common stock; $2.0 million in net proceeds from the Second Closing, involving the sale of 909,088 shares of commons stock; and $3.3 million in net proceeds from the Third Closing, involving the sale of 1.5 million shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and, based on this evaluation, have concluded that due to the material weakness in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025 . This material weakness resulted in the restatements of our financial statements in this Quarterly Report on Form 10-Q (as to the three and nine months ended September 30, 2024), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (as to the three and six months ended June 30, 2024), our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2025, and our Annual Report on Form 10-K/A for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing steps being taken to implement the remediation plan described above and under Part II, Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2024, there have been no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the nine months ended September 30, 2025 is $35.2 million. As of September 30, 2025, the Company had cash and cash equivalents and short-term investments of $93.4 million, working capital of $82.0 million and an accumulated deficit of $390.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

In addition to the dilution of our current stockholders’ ownership as a result of the 2023 Private Placement, the 2024 Private Placement, the 2024 Underwritten Offering and the 2025 Underwritten Offering, we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

As of September 30, 2025, there were 59,881,775 shares of our common stock outstanding and pre-funded warrants and common stock warrants to purchase 32,425,811 shares of our common stock outstanding. In conjunction with the 2025 Underwritten Offering, we issued an additional 19,698,085 shares of common stock and also issued pre-funded warrants to purchase 15,151,515 shares of our common stock. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement, the 2024 Underwritten Offering and the 2025 Underwritten Offering (each as defined and described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in the initial closing of the 2023 Private Placement, the pre-funded warrants issued in the 2024 Private Placement, the pre-funded warrants issued in the 2024 Underwritten Offering and the pre-funded warrants issued in the 2025 Underwritten Offering would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Our product candidates are in the early stages of clinical development and may not be successfully developed. If we are unable to successfully develop and commercialize these or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in the development of our lead drug candidate tegoprubart, including funding non-clinical studies, clinical trials, drug formulation and the manufacturing of clinical trial materials. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more drug candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain approval for one of our potential future additional product candidates.

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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or

•
there may be changes in governmental regulations or administrative actions. For example, the Trump administration recently issued an Executive Order that pauses the FDA’s rulemaking ability and could affect recently finalized FDA rules that have not yet taken effect. The extent to which such existing or future executive orders impact the healthcare regulatory environment remains uncertain and could materially impact our development and commercialization activities. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government or reduction in funding or staffing at U.S. government agencies, including the FDA and SEC. For example, a prolonged shutdown or the reduction of funding or staffing at the FDA may significantly delay the FDA's ability to timely review and process any submissions we may file or cause other regulatory delays, which could materially and adversely affect our business. Further, government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Laws, restrictions, and other regulatory measures are also imposed by anti-kickback, fraud and abuse, and other healthcare laws and regulations in international jurisdictions, and in those jurisdictions we face the same issues as in the United States regarding exposure to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm, and diminished profits and future earnings.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any real or perceived security breach affects our information systems (or those of our third-party collaborators, service providers, contractors or consultants), or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could be found to have violated applicable U.S. and international privacy, data protection and other laws, which could subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability, and the further development of our product candidates could be delayed. Such a breach may require notification to governmental agencies, the media or individuals pursuant to various foreign, domestic (federal and state) privacy and security laws, if applicable, including HIPAA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which our collaborators or we obtain marketing approval. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, these third parties experienced disruptions in their operations in conjunction with the COVID-19 pandemic. Additionally, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. Further, the U.S. government has proposed a 100% tariff on branded and patented pharmaceutical products. All of these current and threatened tariffs are subject to implementation or change with little notice. Any delay, performance failure, or increase in costs on the part of our existing or future manufacturers of drug substance or drug products could delay or increase the cost of our clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If suppliers cannot supply us with our requirements, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any such replacement.

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
•
uncertainties about the ability of tegoprubart to prevent rejection in connection with kidney or islet cell transplantations;
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

3.8	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.9	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.10	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (filed with the SEC as Exhibit 4,1 to the Company’s Current Report on Form 8-K filed on November 12, 2025).

10.1

Underwriting Agreement, dated November 12, 2025, by and between Eledon Pharmaceuticals, Inc. and Leerink Partners LLC, as representative of the several underwriters named therein (filed with the SEC as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 12, 2025).

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

Eledon Pharmaceuticals, Inc.

Date: November 14, 2025	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial Officer)