Form 10-K
period 2025-12-31
Eledon Pharmaceuticals, Inc.
filed 2026-03-19
CIK 1404281

on

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $145,168,781, based on the last reported sale price of such stock on the Nasdaq Global Market as of such date.

As of March 13, 2026 the registrant had 75,851,722, shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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
•
Public health crises, including pandemics or epidemics could adversely affect our business.
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
•
Our ability to conduct clinical trials in some jurisdictions outside of the United States may be adversely affected'
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

Figure 1: Mechanism overview of CD40L inflammatory signaling and tegoprubart site of action

Antigen Presenting Cell
CD40
CD40L
tegoprubart
Mycophenolate mofetil
Cyclophosphamide
DNA synthesis
tegoprubart
Nucleotide synthesis
G1
S
Cell cycle
M
G2
Azathioprine
T cell
NFAT
NFKB
Calcineurin
CD40L
CD40
B cell
CD20
Rituximab, Obintuzumab
Corticosteroids
Calcineurin inhibitors
Corticosteroids

Figure 1: Interaction of CD40 with CD40L on immune cells mediates activation of the co-stimulatory immune pathway, controlling “cross talk” between the adaptive and innate immune systems. Blocking CD40L shifts polarization away from pro-inflammatory signaling to T cell anergy, apoptosis, and polarization to a “T-reg” environment. (Source: Adapted from Kant et al., Principles of Immunosuppression in the Management of Kidney Disease: Core Curriculum 2022, AJKD.)

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

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Kidney Transplantation

In January 2023, we announced plans to prioritize and focus resources on our kidney transplantation programs. We are first focusing on kidney transplantation as this is the most common type of solid organ transplantation in the U.S. with an estimated 270,000 Americans living with a transplanted kidney. There are an estimated 27,000 kidneys transplanted annually in the U.S. Approximately 90,000 people in the U.S. are on a waiting list where they typically wait an average 3-5 years for a kidney transplant while about 5,000 people in the U.S. in need of a kidney transplant die each year waiting for a suitable kidney. Approximately 11% of U.S. people on the waiting list are waiting for a repeat transplant. There remains a critical shortage of kidneys and other organs available for transplantation.

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

At the time of the August 2025 update, which reported data as of July 2025, 32 patients undergoing kidney transplantation have been enrolled in the Phase 1b study. Updated data showed that kidney function, as assessed by eGFR, stabilized after the first month post-transplant and remained in the range of approximately 68 mL/min/1.73 m2 through 12 months for patients (n = 12) who remained on tegoprubart. Kidney function in the intention-to-treat population (n=15) was approximately 63 mL/min/1.73 m2 at 12 months. Data from historical studies using the standard of care, calcineurin inhibitor-based immunosuppression therapy, typically report aggregate mean eGFR of approximately 53 mL/min/1.73 m2 during the first year after kidney transplant. In addition, preliminary abbreviated iBox data was presented suggesting that tegoprubart may improve 5-year graft survival. Abbreviated iBox, a composite biomarker panel developed by the Paris Transplant Group, incorporates kidney function (eGFR, proteinuria) and immunologic response (donor-specific antibodies) parameters into a single prognostic score. Based on data collected as of July 2025, abbreviated iBox scores were -3.75 in the intention-to-treat population and -4.11 in the on-treatment population, which compare favorably to a -2.98 historical mean for calcineurin inhibitors. A difference in abbreviated iBox score of -0.40 at 12 months is considered predictive of a 4-5% difference in 5-year graft survival suggesting that tegoprubart may have a predicted 5-year allograft survival rate of over 96%. As of July 2025, there were six (18.8%) rejection episodes, and 75% of patients who experienced a rejection had received low-dose rabbit antithymocyte globulin induction. All rejection episodes were successfully treated. Of the patients who experienced a rejection episode and completed a year in the study, three who remained on tegoprubart had a mean eGFR of approximately 73 mL/min/1.73 m2 at 12 months, indicating full recovery of kidney function, while the two patients who switched to standard of care tacrolimus had a mean eGFR of approximately 34 mL/min/1.73 m² at 12 months.

In July 2022, we received Investigational New Drug (“IND”) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, with approximately 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by estimated eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives are the assessment of graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023 and the last patient was dosed on September 4, 2025.

On November 6, 2025, we announced topline efficacy and safety data from the Phase 2 BESTOW trial evaluating tegoprubart for the prevention of kidney transplant rejection. Safety and efficacy results supported the potential for tegoprubart to provide effective immunosuppression with a favorable safety and tolerability profile compared to tacrolimus. Safety findings underscore tegoprubart’s potential to maintain effective immunosuppression while minimizing the metabolic, neurologic, and cardiovascular toxicities characteristic of tacrolimus-based therapy. Notably, new-onset diabetes developed in approximately 17% of patients receiving tacrolimus versus 2% receiving tegoprubart. Tremor was markedly higher in the tacrolimus group (25.0% vs. 1.6%) and cardiovascular effects, including hypertension (25.0% vs. 15.9%), hypertensive crisis (7.8% vs. 1.6%), and heart failure (4.7% vs. 0%) all favored tegoprubart. Delayed graft function occurred less often with tegoprubart and required shorter dialysis (14.3% vs. 25%; 4.6 days vs. 6.1 days) suggesting potential reductions of 115 days on dialysis post-transplant per 100 deceased donor kidney recipients on tegoprubart versus tacrolimus. Sepsis or bacteremia occurred more frequently in the tacrolimus arm (17.2% vs. 4.8%) and viral infection rates (CMV, BK, EBV, fungal) were similar across groups, with no cases of Post-Transplant Lymphoproliferative Disorder or Progressive Multifocal Leukoencephalopathy. Additionally, overall rates of serious adverse events were comparable between treatment arms. From an efficacy standpoint, tegoprubart achieved an eGFR of approximately 69 mL/min/1.73 m² (n=51) at 12 months compared to 66 mL/min/1.73 m² for tacrolimus (n=56). Although the primary endpoint did not reach statistical significance, tegoprubart maintained strong renal function, delivering what the Company believes is one of the highest mean eGFR level reported to date in kidney transplant clinical trials evaluating rejection prevention. Subgroup analyses showed higher eGFRs in nearly all tegoprubart subgroups compared to tacrolimus, particularly among living-related donor recipients (72 mL/min/1.73 m² vs. 62 mL/min/1.73 m²) and high Kidney Donor Profile Index (KDPI > 35) transplants (62 mL/min/1.73 m² vs. 53 mL/min/1.73 m²). In the deceased donor subgroup, tegoprubart achieved a mean eGFR of approximately 68 mL/min/1.73 m² at 12 months compared to 68 mL/min/1.73 m² for tacrolimus. The efficacy failure composite endpoint, comprising death, graft loss and biopsy proven acute rejection, is the approval endpoint historically recognized by the FDA. Efficacy failure composite endpoint was 22% in the tegoprubart group versus 17% in the tacrolimus group, demonstrating non-inferiority for tegoprubart versus tacrolimus, using a 20% non-inferiority margin. We believe these results, if replicated in a Phase 3 study, would be sufficient to support tegoprubart’s approvability. The rate of acute rejection in all biopsies was 20.6% for tegoprubart group compared with 14.1% in the tacrolimus group. Among patients in the tegoprubart group who experienced acute rejection and remained on treatment through month 12, mean eGFR was 73 mL/min/1.73 m² compared to 50 mL/min/1.73 m² in those who switched to tacrolimus. Additionally, there was one case of donor-specific antibodies in the tegoprubart arm versus two in the tacrolimus arm.

In October 2023, we enrolled the first participant in a Phase 2 open-label extension study which is designed to evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in either the ongoing Phase 1b study or the Phase 2 BESTOW study.

In January 2026, we presented 24-month follow-up data from eight patients enrolled in the Phase 1b trial long-term extension evaluating tegoprubart in kidney transplantation at the American Society of Transplant Surgeons Winter Symposium held in Scottsdale, Arizona. During the reported follow-up period, no episodes of biopsy-proven acute rejection, graft loss, death, new-onset diabetes mellitus, or de novo donor-specific antibody formation were observed among participating patients. Mean eGFR increased over the measurement period from 67.0 mL/min/1.73 m² at 12 months to 74.2 mL/min/1.73 m² at 24 months.

In 2026, we plan to seek guidance from the FDA regarding the design of a potential Phase 3 clinical trial evaluating tegoprubart in kidney transplantation and, subject to regulatory feedback and alignment, may initiate a Phase 3 trial.

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

To date, tegoprubart has been used as a key component of the immunosuppression regimen in four xenotransplantation procedures: three involving genetically modified pig kidneys and one involving a genetically modified pig heart. Two of the kidney transplant recipients remain alive. One continues to maintain kidney function with the transplanted pig kidney, while the other had the graft removed on day 271 and has since received an allograft kidney from a donor.

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

In January 2024, we announced that tegoprubart would be evaluated in an investigator-initiated clinical trial conducted at the University of Chicago Medicine’s Transplant Institute. The study is designed to assess the safety of a calcineurin inhibitor-free immunosuppression regimen utilizing tegoprubart in individuals with type 1 diabetes mellitus undergoing islet cell transplantation. We are not funding the trial and our involvement is limited to supplying tegoprubart for use in the study.

As of November 2025, preliminary data from the first six subjects enrolled in the study demonstrated improvements in glycemic control following islet transplantation, with all six subjects achieving insulin independence after one or two transplant procedures. The first three participants have remained insulin-free for more than one year following transplantation, while additional subjects achieved insulin independence within several weeks following transplantation and have maintained hemoglobin A1c levels below 6% during follow-up. All treated subjects have remained free of severe hypoglycemic events since transplantation.

Tegoprubart has been generally well tolerated to date, with no reported serious infections, thromboembolic events, or biopsy-confirmed rejection events observed during the reported follow-up period, and without evidence of kidney or neurological toxicities commonly associated with calcineurin inhibitor-based immunosuppression. As of November 2025, a total of eight patients had undergone islet transplantation using tegoprubart as the core immunosuppressive agent, and one additional patient with calcineurin inhibitor-associated nephrotoxicity had been transitioned from tacrolimus to tegoprubart.

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

Our intellectual property portfolio includes issued patents and pending patent applications directed toward (i) isolated antibodies and (ii) methods of treatment using the isolated antibodies that block the interaction of CD40L and CD40 to treat CD40L-related diseases or disorders. We own and have exclusive rights to ten active patent families, of which three families are exclusively licensed and the rest are wholly-owned by Eledon. The first exclusively-licensed family is directed to methods for treating ALS with antibodies and includes two issued United States patents and 14 issued foreign patents (Japan, Hong Kong, Belgium, Germany, Denmark, Spain, Finland, France, Great Britain, Ireland, Italy, the Netherlands, Sweden, and Switzerland). Absent any patent term adjustments or extensions, patents in this family expire in December 2029. The second exclusively-licensed family is directed to tegoprubart, with 11 pending applications, and issued patents including five issued United States patents and 23 issued foreign patents (Australia, Belgium, Switzerland, China, Germany, Denmark, France, Great Britain, Hong Kong, Ireland, Israel, India, Italy, Japan, South Korea, Mexico, the Netherlands, New Zealand, Russia, Sweden, Singapore). Absent any term adjustments or extensions, patents in this family expire in February 2036. The third exclusively-licensed family is directed to therapeutic anti-CD40L antibodies, with 14 pending applications, including one pending United States patent application, and issued patents, including one issued United States patent and nine issued foreign patents (China, Hong Kong, Israel, Japan, South Korea, Mexico, Russia). Absent any term adjustments or extensions, patents in this family expire in May 2038. Our Eledon-owned patent families are directed to methods for treating neurodegenerative disorders, kidney disorders, and transplant rejection. Two of our Eledon-owned patent families are pending in the United States, Europe, Australia, Canada, China, Japan, South Korea, Mexico, and Singapore, three of our Eledon-owned patent families are at the Patent Cooperation Treaty stage, and three of our Eledon-owned patent families are at the provisional stage. Absent any term adjustments or extensions, any patents to issue from the pending applications in these patent families would expire between May 2043 and November 2046, respectively.

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

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing (e.g., completion of pivotal clinical trials) in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee and these fees are typically increased on an annual basis. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition. No application user fees were paid for tegoprubart in calendar 2025.

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

Accelerated Review

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”)). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

Additionally, The Inflation Reduction Act of 2022, (the “IRA”), includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 beginning in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs without generic competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. Further, judicial challenges to the IRA may have an impact on the implementation of the IRA’s provisions; and the overall effects of the IRA on our business and the healthcare industry in general is not yet known. Adoption of further government controls, measures and tightening of restrictive policies in jurisdictions with existing controls and measures could limit payments for pharmaceuticals.

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

Employees

As of March 13, 2026, Eledon had 33 employees, all of whom are full-time. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2026 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2025 is $45.6 million. As of December 31, 2025, the Company had cash and cash equivalents and short-term investments of $133.3 million, working capital of $117.3 million and an accumulated deficit of $401.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that we will continue to incur significant expenses as we:

•
conduct non-clinical and clinical development of our product candidates or any future product candidate;
•
seek to identify and acquire additional product candidates;
•
acquire or in-license other products and technologies;
•
enter into collaboration arrangements with regards to product discovery or development;
•
develop manufacturing processes and/or enter into manufacturing agreements with third-party manufacturers;
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

In addition to the dilution of our current stockholders’ ownership as a result of the 2023 Private Placement, the 2024 Private Placement, the 2024 Underwritten Offering and the 2025 Underwritten Offering, we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall..

As of December 31, 2025, there were 75,430,033 shares of our common stock outstanding and pre-funded warrants and common stock warrants to purchase 51,781,090 shares of our common stock outstanding. The issuance of shares of common stock in the 2023 Private Placement, the 2024 Private Placement, the 2024 Underwritten Offering and the 2025 Underwritten Offering (each as defined and described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in the initial closing of the 2023 Private Placement, the pre-funded warrants issued in the 2024 Private Placement, the pre-funded warrants issued in the 2024 Underwritten Offering and the pre-funded warrants issued in the 2025 Underwritten Offering would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In addition, as a result of high levels of inflation, we have experienced and may continue to experience cost increases, including costs of clinical trials and research and development of our product candidates, production costs, the price of labor, administration and other costs of doing business. Although we may continue to take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Further, in an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise more capital to fund our operations than expected, and such capital may not be available in sufficient amounts or on reasonable terms, if at all.

Adverse conditions in the financial markets, including bank failures, could adversely affect our liquidity and financial performance.

We currently maintain domestic cash deposits, for short term operating requirements, in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Our additional cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist primarily of cash invested in money market funds and government bonds. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 78% of our total cash at Silicon Valley Bank. On March 26, 2023, the assets, deposits and loans of Silicon Valley Bank were acquired by First-Citizens Bank & Trust Company. In response to the failure of Silicon Valley Bank, we diversified our cash deposits into money market funds, U.S. treasuries and U.S. government agency securities and, as of the date of this report, our total cash maintained in FDIC insured banking accounts is less than 5% of our total cash and cash equivalents and short-term investments. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. Additionally, our cash investments outside of FDIC insured bank accounts are subject to general credit, liquidity, market, and interest rate risks. If the carrying value of an investment exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we are required to write down the value of the investment, which could materially harm our results of operations and financial condition and could limit our access to liquidity.

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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•
there may be changes in governmental regulations or administrative actions. For example, in January 2025 the Trump administration issued an Executive Order that paused the FDA’s rulemaking ability and could affect recently finalized FDA rules that have not yet taken effect. The extent to which such existing or future executive orders impact the healthcare regulatory environment remains uncertain and could materially impact our development and commercialization activities. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government or reduction in funding or staffing at U.S. government agencies, including the FDA and SEC. For example, a prolonged shutdown or the reduction of funding or staffing at the FDA may significantly delay the FDA's ability to timely review and process any submissions we may file or cause other regulatory delays, which could materially and adversely affect our business. Further, government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

For example, in 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. The Inflation Reduction Act of 2022 requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The mechanics of the rebate calculation are similar to those of the Medicaid rebate, but the expansion of inflation-based rebates may further complicate pricing strategies. In addition, in 2025, President Trump issued executive orders focused on lowering drug prices in the U.S. It is unclear how these drug pricing initiatives will affect what actions will be implemented by the Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), or FDA, and how those actions will impact our industry and our business. The Inflation Reduction Act of 2022 or other similar legislation could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability.

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

Laws, restrictions, and other regulatory measures imposed in international jurisdictions present similar challenges to those in the United States, including increased difficulty and cost in obtaining marketing approval and commercializing of our product candidates, as well as potential limitations on the prices we may obtain.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any real or perceived security breach affects our information systems (or those of our third-party collaborators, service providers, contractors or consultants), or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could be found to have violated applicable U.S. and international privacy, data protection and other laws, which could subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability and the further development of our product candidates could be delayed. Such a breach may require notification to governmental agencies, the media or individuals pursuant to various foreign, domestic (federal and state) privacy and security laws, if applicable, including HIPAA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents.

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

Specifically, there are a number of companies developing competing anti-CD40 and anti-CD40L therapeutics in clinical trials for transplant, autoimmune or central nervous system indications, including: Novartis, Sanofi, UCB, Amgen (post-acquisition of Horizon Therapeutics), Bristol Myers Squibb, Tonix Pharmaceuticals, Veloxis Pharmaceuticals and Kiniksa Pharmaceuticals. Most of these companies are larger than Eledon and have significantly greater resources to develop their drug candidates.

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

We expect that tegoprubart will face competition from FDA-approved therapeutics for the treatment of ALS including RADICAVA®, riluzole, and numerous other branded and generic immunosuppressive agents. Multiple pharmaceutical and biotechnology companies, including but not limited to Biogen, Ionis Pharmaceuticals, Alexion Pharmaceuticals, Orion Pharma, Orphazyme, AZTherapies, Voyager Therapeutics, Apic Bio, Brainstorm Cell Therapeutics, Argenx, Ionis Pharmaceuticals, Coya Therapeutics and Cytokinetics, are also working on competing ALS pharmaceutical, gene therapy and cell therapy approaches.

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

In addition, we have acquired rights to tegoprubart and other product candidates through a license agreement with The ALS Therapy Development Foundation, Inc. and a manufacturing know-how rights license agreement with Lonza Sales AG, Inc. for the use of certain processes and know-how related to the manufacture of tegoprubart, and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements may impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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
•
uncertainties about the ability of tegoprubart to prevent rejection in connection with kidney, xeno or islet cell transplantations;
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

We have previously identified and remediated a material weakness in our internal controls over financial reporting, including as described Part II Item 9A, Controls and Procedures of this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company concluded that as of December 31, 2025 its internal control over financial reporting was effective, the Company cannot provide assurances that the remediated material weakness will not reoccur, or that a new material weakness will not occur in the future. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If we fail to maintain effective internal controls or any such material weakness is not remediated effectively or in a sufficient amount time, our ability to report our results of operations and financial condition accurately and in a timely manner could be adversely impacted. Further, we could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected on a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

Item 2. Properties.

Our executive offices are located in Irvine, California. We lease approximately 5,817 square feet of office space under an operating lease that expires on June 30, 2027. Additionally, we have an operating lease for approximately 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 21, 2027. We believe our facilities are sufficient for our current needs.

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

As of March 13, 2026, there were approximately 23 stockholders of record of our common stock.

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created thereby. See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the Part I, Item 1A. Risk Factors section and elsewhere in this report, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

Tegoprubart is being evaluated in multiple kidney transplantation studies, including a Phase 1b trial and a Phase 2 open-label extension study, and was evaluated through our Phase 2 BESTOW trial, each designed to assess safety, pharmacokinetics, and efficacy compared to standard-of-care immunosuppression. Final and interim data suggest improved renal function and reduced immunosuppressive-related adverse events. Additionally, an investigator-initiated islet cell transplantation study has shown potential in achieving insulin independence without the use of calcineurin inhibitors, supporting further exploration in Type 1 diabetes. We also continue to explore xenotransplantation applications, an emerging area of scientific and commercial interest. Our collaboration with eGenesis, Inc. supports preclinical and clinical studies in kidney, heart, and islet cell transplantation. A more complete discussion of the Phase 2 BESTOW clinical data, as well as results from the investigator-initiated islet cell transplantation study, is included in Item 1, Business in Part I of this Annual Report on Form 10-K.

We plan to seek guidance from the FDA regarding the design of a potential Phase 3 clinical trial evaluating tegoprubart in kidney transplantation and, subject to regulatory feedback and alignment, may initiate a Phase 3 trial.

Financing Activities

2023 Securities Purchase Agreement

On April 28, 2023, we entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of our common stock, $0.001 par value per share (“common stock”), or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or

Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing (the “Second Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing (the “Third Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share. The Pre-Funded Warrants and Common Warrants are subject to specified beneficial ownership limitations, which are generally set at 9.99% of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

On May 5, 2023, the initial closing occurred, and we received gross proceeds of $35.0 million, or net proceeds of approximately $33.0 million after deducting underwriting discounts and commissions and offering expenses, in exchange for 8,730,168 shares of common stock and Pre-Funded Warrants to purchase 6,421,350 shares of common stock.

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

In connection with the 2023 Private Placement, the Company filed on May 18, 2023, a registration statement on Form S-3 (the “2023 Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. The 2023 Registration Statement became effective on June 2, 2023.

Exercise of Pre-Funded Warrants from 2023 Securities Purchase Agreement

On January 30, 2024, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”) exercised Pre-Funded Warrants to purchase 600,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On January 30, 2024, the Company issued 600,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

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

2024 Securities Purchase Agreement

On May 6, 2024, we entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of our common stock at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or

9.99% as determined by the holder of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The 2024 Shares, the 2024 Pre-Funded Warrants, and the shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants, have not been registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

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

2024 Equity Distribution Agreement

On September 20, 2024, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of our common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, we filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of December 31, 2025, we have not sold any shares under the Sales Agreement.

2024 Underwritten Offering

On October 29, 2024, we entered into an underwriting agreement with Leerink Partners, LLC, as representative of the several underwriters named therein in connection with the underwritten offering, issuance and sale by the Company (the “2024 Underwritten Offering”) of 18,356,173 shares of our common stock, at an offering price of $3.65 per share, and pre-funded warrants at a price of $3.649 per pre-funded warrant, which are exercisable to purchase 4,931,507 shares of our common stock at an exercise price of $0.001 per share (the “2024 Offering Pre-Funded Warrants”).

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

A holder of the 2024 Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a 2024 Offering Pre-Funded Warrant to the extent that the that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of the our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such 2024 Offering Pre-Funded Warrants.

2025 Underwritten Offering

On November 12, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”), in connection with the underwritten public offering and sale by the Company (the “2025 Underwritten Offering”) of 15,152,485 shares of the Company’s common stock at a public offering price of $1.65 per share (the “Common Stock Purchase Price”), and pre-funded warrants (the “2025 Offering Pre-Funded Warrants”) at a public offering price of $1.649 per 2025 Offering Pre-Funded Warrant, which are exercisable to purchase up to 15,151,515 shares of common stock at an exercise price of $0.001 per share. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to 4,545,600 additional shares of common stock at the Common Stock Purchase Price less the underwriting discounts and commissions, which Option was exercised in full by the Underwriters.

The 2025 Underwritten Offering closed on November 13, 2025 and resulted in gross proceeds of $57.5 million or net proceeds of approximately $53.6 million after deducting the underwriting discounts and commissions and offering expenses.

The 2025 Underwritten Offering was made pursuant to the Shelf Registration Statement and a prospectus supplement relating to the 2025 Underwritten Offering dated November 12, 2025.

A holder of the 2025 Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a 2025 Offering Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such 2025 Offering Pre-Funded Warrant. A holder, A holder, upon notice to the Company, may increase or decrease such beneficial ownership limitation provision, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the 2025 Offering Pre-Funded Warrant may increase or decrease such beneficial ownership limitation, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the 2025 Offering Pre-Funded Warrant.

2025 Warrant Exchange Agreement

On December 30, 2025, the Company entered into an exchange agreement (the “Warrant Exchange Agreement”) with Coastlands Capital Partners LP, (“Coastlands Capital”), pursuant to which Coastlands Capital agreed to exchange 4,203,764 shares of common stock for a pre-funded warrant to purchase an aggregate of 4,203,764 shares of common stock (the “Exchange Warrant”), and the Company cancelled the 4,203,764 shares of common stock delivered in the exchange.

Coastlands Capital (together with its affiliates) may not exercise any portion of the Exchange Warrant to the extent that, after giving effect to such exercise, Coastlands Capital (together with its affiliates and any other persons acting as a group together with Coastlands Capital or any of the its affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Exchange Warrant. Coastlands Capital may increase or decrease such beneficial ownership limitation, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Exchange Warrant.

Common Stock Warrants

As of December 31, 2025, 15,151,518 warrants were exercisable into common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers). The shares of common stock underlying the registered direct and private placement warrants are registered for offer and sale under the Securities Act pursuant to our effective registration statements on Forms S-3.

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

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on publicly traded biotechnology and pharmaceutical companies with comparable business characteristics, clinical stages of development, and organizational scale, including employee headcount, primarily consisting of companies with Phase II or Phase III clinical programs. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSU”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

Warrant Liabilities

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the underlying agreement. Warrants classified as derivative liabilities are initially recorded at fair value on the issuance date and are remeasured at each reporting period, with changes in fair value recognized in the consolidated statements of operations. Warrants classified as equity instruments are recorded in additional paid-in capital at issuance and are not subject to remeasurement. The Common Warrants are recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. To determine the fair value of the liability classified warrants, a Black-Scholes option-pricing model is used, which considers assumptions that are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on a peer group of publicly traded biotechnology and pharmaceutical companies with comparable business characteristics, clinical stages of development, and organizational scale, including employee headcount, primarily consisting of companies with Phase II or Phase III clinical programs. We periodically evaluate changes in facts and circumstances that could impact the classification of warrants.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2. Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K.

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

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Item 1A, “Risk Factors” in Part I of this Annual Report on Form 10-K for additional information

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2025 and 2024

The following table provides comparative results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Variance	% Variance

Operating expenses:
Research and development	$66,267	$51,964	$14,303	28%
General and administrative	16,984	18,613	(1,629)	-9%
Total operating expenses	83,251	70,577	12,674	18%
Loss from operations	(83,251)	(70,577)	(12,674)	-18%
Other income, net	4,220	3,924	296	8%
Change in fair value of warrant liabilities	33,449	30,900	2,549	8%
Loss before income taxes	(45,582)	(35,753)	(9,829)	-27%
Provision for income taxes	(35)	(431)	396	92%
Net loss	$(45,617)	$(36,184)	$(9,433)	-26%
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2)	—	(2)	-100%
Comprehensive loss	$(45,619)	$(36,184)	$(9,435)	-26%

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change

Tegoprubart - kidney transplantation programs	$35,994	$27,452	$8,542
Tegoprubart - other development programs	(168)	306	(474)
Manufacturing	14,974	12,448	2,526
Personnel-related	10,993	7,292	3,701
Stock-based compensation	4,241	4,277	(36)
Other expenses	233	189	44
Total research and development expenses	$66,267	$51,964	$14,303

Research and development expenses increased $14.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to:

•
an increase of $8.5 million in Tegoprubart - kidney transplantation programs, primarily driven by higher external CRO costs, related to increased activities in our Phase 1b, Phase 2 BESTOW and Phase 2 open-label extension trials for kidney transplantation;
•
a decrease of $0.5 million in Tegoprubart - other development programs, primarily external CRO costs, related to the close-out of activities of our terminated IgAN program in 2024;
•
an increase of $2.5 million in manufacturing costs, primarily contract manufacturing organization expenses, associated with increased production of drug substance and drug product clinical trial supply; and
•
an increase of $3.7 million in personnel-related expenses, driven by increased headcount supporting ongoing clinical development programs.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change

Professional Fees	$5,141	$4,212	$929
Personnel-related	3,533	3,414	119
Stock-based compensation	6,210	8,845	(2,635)
Other expenses	2,100	2,142	(42)
Total general and administrative expenses	$16,984	$18,613	$(1,629)

General and administrative expenses decreased $1.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily attributable to:

•
an increase of $0.9 million in professional and consulting fees, primarily due to increased audit and legal service costs;
•
an increase of $0.1 million in personnel-related expenses driven by higher headcount; and partially offset by;
•
a decrease of $2.6 million in stock-based compensation expense, attributable to performance-based stock options granted in 2024.

Other Income, Net

The $0.3 million increase in other income, net was primarily due to an increase in interest income, driven by higher balances of our cash and cash equivalents and short-term investments during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Change in fair value of warrant liabilities

For the year ended December 31, 2025, the fair value of warrant liabilities decreased by $33.4 million. This change was primarily driven by a decrease in the fair value of the Common Warrants, reflecting a decline in the Company’s stock price during the period. The warrant liability declined from $44.9 million as of December 31, 2024 to $11.4 million as of December 31, 2025.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2025 and 2024 was $35 thousand and $0.4 million, respectively. The higher income tax expense in 2024 versus income tax expense in 2025 was the result of a larger change in the effective state tax rate used to remeasure the deferred tax liability related to indefinite-lived assets in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of December 31, 2025, the Company had cash and cash equivalents and short-term investments of $133.3 million, working capital of $117.3 million and an accumulated deficit of $401.2 million.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical program with tegoprubart and, continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

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

We lease our office facilities in Irvine, California and Burlington, Massachusetts under non-cancelable operating leases that expire in June 2027 and November 2027, respectively. As of December 31, 2025, we expect to make total lease payments of $0.7 million through November 2027.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. Contracts for preclinical and clinical studies and other services generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We do not have any long-term manufacturing and supply agreements with our third-party contract manufacturers but enter into specific contracts on an as needed basis for individual batch production runs (See Note 7. Commitments and Contingencies of the Notes to Financial Statements included in this Annual Report on Form 10-K for contract obligations due within the next year).

Cash Flows

The following table provides a summary of our net cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change

Net cash used in operating activities	$(62,341)	$(47,271)	$(15,070)
Net cash provided by (used in) investing activities	10,793	(70,314)	81,107
Net cash provided by financing activities	53,807	133,522	(79,715)
Net change in cash and cash equivalents	$2,259	$15,937	$(13,678)

Operating Activities

Net cash used in operating activities was $62.3 million for the year ended December 31, 2025, reflecting a net loss of $45.6 million. Adjustments for certain non-cash items including a $33.4 million change in fair value of warrant liabilities due to decreased stock price and $10.5 million of stock-based compensation. The change in cash used in operating assets and liabilities was $7.7 million, primarily driven by an increase in accrued expenses as a result of kidney transplantation programs.

Net cash used in operating activities was $47.3 million for the year ended December 31, 2024, reflecting a net loss of $36.2 million. Operating activities include adjustments for certain non-cash charges including $30.9 million due to a change in fair value of warrant liabilities and fair value of financial instruments issued in excess of proceeds and $13.1 million of stock-based compensation. Net operating assets and liabilities changed by $8.7 million, primarily driven by an increase in accounts payable and accrued expense as of result of kidney transplantation programs.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $10.8 million. We purchased $161.1 million of short-term investments, which was offset by the maturing of $171.9 million of our short-term investments during the year.

Net cash used in investing activities for the year ended December 31, 2024 was $70.3 million. We purchased $156.1 million of short-term investments, which was partially offset by the maturing of $85.8 million of our short-term investments during the year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $53.8 million, which consisted of the 2025 Underwritten Offering, totaling $53.6 million in net proceeds from the sale of 19.7 million shares of common stock and 15.2 million pre-funded warrants to purchase common stock and $0.2 million from exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2024 was $133.5 million, which consisted of the following: $79.5 million in net proceeds from the 2024 Underwritten Offering, involving the sale of 18.4 million shares of the common stock and pre-funded warrants to purchase 4.9 million shares of common stock; $48.1 million in net proceeds from the 2024 Private Placement, involving the sale of 13.1 million shares of common stock and pre-funded warrants to purchase 8.0 million shares of common stock; $1.9 million in net proceeds from the Second Closing, involving the sale of 0.9 million shares of common stock; $3.8 million in net proceeds from the Third Closing, involving the sale of 1.7 million shares of common stock; and $0.2 million from exercise of stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes listed under Part IV, Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K are set forth beginning on page F-1 immediately following the signature page hereof and incorporated by reference herein.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) in its 2013 Internal Control—Integrated Framework. Management believes that the COSO Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on this assessment, our management has concluded that as of December 31, 2025, our internal control over financial reporting was effective.

As a non-accelerated filer, this Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Completed Remediation of Prior Years' Material Weakness

In the course of preparing our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, our management concluded that the Series X and Series X1 non-voting convertible preferred stock, $0.001 par value (“Preferred Stock”) should be treated as a separate class of common stock for purposes of calculating earnings per share in accordance with Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share” and the Company must instead present earnings per share under the two-class method. Additionally, our management concluded that the Preferred Stock does not meet the criteria for permanent equity classification and must be classified as temporary equity under ASC 480-10-S99-3A.

This determination resulted in the restatements of our financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (as to the three and nine months ended September 30, 2024), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (as to the three and six months ended June 30, 2024), our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2025, and our Annual Report on Form 10-K/A for the year ended December 31, 2024 (together, the “Impacted Reports”).

As a result, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2024, our management, including our principal executive officer and principal financial officer, determined that there existed a material weakness in our internal control over financial reporting related to our accounting for equity instruments for the periods covered by each of the Impacted Reports. A material weakness is a deficiency, or a combination of deficiencies, in the internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management determined that we did not maintain effective controls to timely identify and account for equity instruments with complex terms, including certain provisions within our Preferred Stock. This material weakness resulted in the material misstatement of each of the Impacted Reports.

As previously disclosed, in August 2025, the Company immediately implemented a plan to address and remediate the material weakness described above and to improve our internal control over financial reporting. As part of the remediation plan, management identified and implemented a number of actions including, but not limited to, the following actions:

•
Engaged with external technical accounting experts to advise and review all equity instruments, ensuring appropriate technical analysis, documentation, and oversight prior to the preparation of our financial statements.
•
Implemented an accounting standards compliance process to ensure timely adoption and assessment of evolving accounting standards.
•
Strengthened financial disclosure and technical guidance resources.

During the fourth quarter of the year ended December 31, 2025, we successfully completed the testing necessary to conclude that the material weakness has been remediated. As such, management, including our principal executive officer and principal financial officer, have concluded that the plan and actions described above were satisfactorily executed and the related policies, procedures and controls have been implemented, operated effectively and tested satisfactorily for a sufficient period of time to demonstrate that the previously identified material weakness has been remediated as of December 31, 2025. The Company is committed to evaluating and monitoring adherence to the established policies and procedures listed above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025, including under headings “Proposal 1: Board of Directors and Corporate Governance—Election of Class III Directors,” “Executive Officers,” “Corporate Governance—Director Nomination Process,” “ Corporate Governance—Committees of the Board,” and “Corporate Governance—Insider Trading Policy and Procedures.”

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2026 Proxy Statement, including under headings “Executive Compensation,” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2026 Proxy Statement, including under headings “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2026 Proxy Statement, including under headings “Corporate Governance—Policies and Procedures for Related Person Transactions,” “Corporate Governance,” and “Corporate Governance—Committees of the Board.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2026 Proxy Statement, including under headings “Independent Registered Public Accounting Firm—Audit Fees and Services” and “Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3)
Exhibits:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Novus Therapeutics, Inc., a Delaware corporation, dated September 22, 2014	8-K	001-36620	3.1	September 26, 2014

3.2	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a reverse stock-split), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.1	May 15, 2017

3.3	Certificate of Amendment to Certificate of Incorporation of Novus Therapeutics, Inc. (effecting, among other things a change in the corporation’s name to “Novus Therapeutics, Inc.”), filed with the Secretary of the State of Delaware on May 9, 2017	8-K	001-36620	3.2	May 15, 2017

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a reverse stock-split) effective as of October 5, 2020	8-K	001-36620	3.1	October 6, 2020

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Novus Therapeutics, Inc., (effecting, among other things a change in the corporation’s name to “Eledon Pharmaceuticals, Inc.”) effective as of January 5, 2021	8-K	001-36620	3.1	January 5, 2021

3.6	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Eledon Pharmaceuticals, Inc., (effecting an increase in authorized shares of common stock)	8-K	001-36620	3.1	June 12, 2025

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Eledon Pharmaceuticals, Inc., (providing for exculpation of certain officers)	8-K	001-36620	3.2	June 12, 2025

3.8	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc.	8-K	001-36620	3.4	January 5, 2021

3.9	Certificate of Designations of Series X Convertible Preferred Stock	8-K	001-36620	3.1	February 19, 2020

3.10	Certificate of Designations of Series X1 Convertible Preferred Stock	8-K	001-36620	3.1	September 15, 2020

4.1	Form of Common Stock Purchase Warrant	8-K	001-36620	4.1	January 16, 2020

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 1, 2023

4.3	Form of Tranche A Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	001-36620	4.2	May 1, 2023

4.4	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	May 7, 2024

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	October 30, 2024

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36620	4.1	November 13, 2025

4.7	Form of Exchange Warrant	8-K	001-36620	4.1	January 2, 2026

4.8	Description of Securities					X

10.1	Open Market Sales Agreement by and between the Registrant and Guggenheim Securities, LLC dated September 20, 2024	S-3	333-282260	1.2	September 20, 2024

10.2*	Form of Indemnification Agreement to be entered into with each of the directors and officers of Eledon	8-K	001-36620	10.1	September 21, 2023

10.3	Fourth Amendment to Lease Agreement, dated March 12, 2024, by and between Newport Gateway Office LLC and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.7	March 20, 2025

10.4	Lease Agreement, dated September 4, 2024, by and between Blanchard Group LLC and Eledon Pharmaceuticals, Inc.	10-K	001-36620	10.8	March 20, 2025

10.5*	Tokai Pharmaceuticals, Inc. 2014 Stock Incentive Plan	10-Q	001-36620	10.2	August 7, 2018

10.6*	Novus Therapeutics, Inc., 2014 Employee Stock Purchase Plan	10-Q	001-36620	10.3	August 7, 2018

10.7*	Executive Employment Agreement, dated September 9, 2020, between Novus Therapeutics, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.8	March 31, 2021

10.8*	David-Alexandre Gros, M.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.3	May 1, 2023

10.9*	David-Alexandre Gros, M.D. Letter Agreement, dated December 16, 2024	10-K	001-36620	10.14	March 20, 2025

10.10*	Executive Employment Agreement, dated March 15, 2021, between Eledon Pharmaceuticals, Inc. and Paul Little	10-K	001-36620	10.10	March 31, 2021

10.11*	Steve Perrin, Ph.D. Letter Agreement, dated April 27, 2023	8-K	001-36620	10.4	May 1, 2023

10.12*	Novus Therapeutics, Inc., 2020 Long Term Incentive Plan	10-K	001-36620	10.11	March 31, 2021

10.13*	Eledon Pharmaceuticals, Inc. 2020 Long Term Incentive Plan, as amended	8-K	001-36620	10.1	July 10, 2024

10.14*	Performance Stock Option Agreement, dated February 1, 2022, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.	10-K	001-36620	10.12	March 24, 2022

10.15	Amended and Restated License Agreement by and between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc, dated February 18, 2020	10-Q	001-36620	10.1	August 11, 2022

10.16	First Amendment to Restated License Agreement between ALS Therapy Development Foundation, Inc. and Anelixis Therapeutics, Inc. dated September 5, 2020	10-Q	001-36620	10.2	August 11, 2022

10.17	License Agreement between Lonza Sales AG and Anelixis Therapeutics, LLC, dated September 11, 2018	10-Q	001-36620	10.3	August 11, 2022

10.18*	Form of Stock Option Agreement, dated May 1, 2023, between Eledon Pharmaceuticals, Inc. and each of David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.22	March 28, 2024

10.19*	Form of Amendment to Stock Option Agreement, dated December 30, 2023, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.23	March 28, 2024

10.20*	Form of Amendment to Stock Option Agreement, dated June 13, 2024, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.25	March 20, 2025

10.21*	Form of Amendment to Stock Option Agreement, dated November 20, 2024, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D., Steve Perrin, Ph D., Bryan Smith and Paul Little	10-K	001-36620	10.26	March 20, 2025

10.22*	Stock Option Forfeiture Agreement date December 30, 2025, between Eledon Pharmaceuticals, Inc. and David-Alexandre C. Gros, M.D.					X

10.23*	Stock Option Forfeiture Agreement date December 30, 2025, between Eledon Pharmaceuticals, Inc. and Steve Perrin, Ph.D					X

10.24	Underwriting Agreement, dated November 12, 2025, by and between Eledon Pharmaceuticals, Inc. and Leerink Partners LLC, as representative of the several underwriters named therein	8-K	001-36620	1.1	November 13, 2025

19.1	Eledon Pharmaceuticals, Inc. Insider Trading Policy	10-K	001-36620	19.1	March 20, 2025

21.1	Subsidiaries of the Registrant	10-K	001-36620	21.1	March 17, 2020

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

23.2	Consent of Crowe LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1*	Incentive Compensation Recoupment Policy	10-K	001-36620	97.1	March 28, 2024

101.INS	INLINE XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as INLINE XBRL and contained in Exhibit 101	X

*	Indicates a management contract or compensatory plan

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

Eledon Pharmaceuticals, Inc.
Date: March 19, 2026	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: March 19, 2026	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David-Alexandre C. Gros, M.D.	Chief Executive Officer and Director	March 19, 2026
David-Alexandre C. Gros, M.D.	(Principal Executive Officer)

/s/ Paul Little	Chief Financial Officer	March 19, 2026
Paul Little	(Principal Financial and Accounting Officer)

/s/ Keith A. Katkin	Chairman of the Board of Directors	March 19, 2026
Keith A. Katkin

/s/ Jan Hillson, M.D.	Director	March 19, 2026
Jan Hillson, M.D.

/s/ James Robinson	Director	March 19, 2026
James Robinson

/s/ Allan Kirk, M.D.	Director	March 19, 2026
Allan Kirk, M.D.

/s/ John S. McBride	Director	March 19, 2026
John S. McBride

/s/ June Lee, M.D.	Director	March 19, 2026
June Lee, M.D.

/s/ Steven Perrin	President, Director	March 19, 2026
Steven Perrin

ELEDON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eledon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eledon Pharmaceuticals, Inc. (the "Company") as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operation and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of Pre-Funded Warrants – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

On November 13, 2025, the Company closed an underwritten offering, which included the sale of pre-funded warrants (the “2025 Offering Pre-Funded Warrants”), and on December 30, 2025, the Company entered into an agreement to exchange shares of the Company's common stock for pre-funded warrants (the “2025 Warrant Exchange Agreement”). The Company accounts for pre-funded warrants as either a liability or equity in accordance with Accounting Standards Codification (ASC) Topic 480-10, Distinguishing liabilities from equity, and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity.

We identified the assessment of the classification of the 2025 Offering Pre-Funded Warrants and the 2025 Warrant Exchange Agreement (collectively, the “2025 Pre-Funded Warrant Agreements”) as a critical audit matter. The assessment of the terms and provisions to determine the classification of the 2025 Pre-Funded Warrant Agreements as a liability or equity is complex and required a high extent of effort, including the need for us to involve professionals in our firm with expertise in accounting for financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the classification of the 2025 Pre-Funded Warrant Agreements, included the following, among others:

•
We read the 2025 Pre-Funded Warrant Agreements, and compared the terms and provisions to the Company’s accounting analysis.
•
With the assistance of professionals in our firm having expertise in accounting for financial instruments, we evaluated the terms and provisions of the 2025 Pre-Funded Warrant Agreements to assess the appropriate classification as a liability or equity.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

March 19, 2026

We have served as the Company's auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Eledon Pharmaceuticals, Inc.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eledon Pharmaceuticals, Inc. (the "Company") as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Classification and Valuation of Pre-Funded Warrants

As described in Note 2, Summary of Significant Accounting Policies, and Note 9, Stockholder’s Equity, to the consolidated financial statements, the Company accounts for issued pre-funded warrants either as a liability or equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period with any change in the fair value of the warrants recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. The Common Warrants and the Subsequent Closing Warrants (as defined in Note 9) issued in the 2023 Private Placement are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. Determining the proper classification of pre-funded warrants as either a derivative liability or as equity instruments requires significant management judgment in assessing the specific terms and conditions. The valuation of the derivative liability for liability classified pre-funded warrants also requires management judgment in determining the fair value.

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

/s/ Crowe LLP

We served as the Company's auditor from 2024 to 2024.

Los Angeles, California

March 20, 2025, Except for Note 9, as to which the date is August 14, 2025

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$22,808	$20,549
Short-term investments	110,528	119,629
Prepaid expenses and other current assets	2,352	3,552
Total current assets	135,688	143,730
Operating lease right-of-use asset, net	613	926
In-process research and development	32,386	32,386
Other assets	322	363
Total assets	$169,009	$177,405
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,627	$5,833
Current operating lease liability	358	314
Accrued expenses and other liabilities	14,359	5,430
Total current liabilities	18,344	11,577
Deferred tax liability	2,187	2,183
Non-current operating lease liability	283	640
Warrant liabilities	11,416	44,865
Total liabilities	32,230	59,265

Commitments and contingencies (Note 7)

Convertible preferred stock, 5,000,000 shares authorized at December 31, 2025 and 2024:
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at December 31, 2025 and 2024	2,151	2,151
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at December 31, 2025 and 2024	53,543	53,543
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized at December 31, 2025 and 2024, respectively; 75,430,033 and 59,789,275 shares issued and outstanding at December 31, 2025 and 2024, respectively	75	60
Additional paid-in capital	482,189	417,946
Accumulated other comprehensive income	24	26
Accumulated deficit	(401,203)	(355,586)
Total stockholders’ equity	81,085	62,446
Total liabilities, convertible preferred stock and stockholders’ equity	$169,009	$177,405

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Operating expenses
Research and development	$66,267	$51,964
General and administrative	16,984	18,613
Total operating expenses	83,251	70,577
Other income, net	4,220	3,924
Change in fair value of warrant liabilities	33,449	30,900
Loss before income taxes	(45,582)	(35,753)
Provision for income taxes	(35)	(431)
Net loss	$(45,617)	$(36,184)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2)	—
Comprehensive loss	$(45,619)	$(36,184)
Basic and diluted earnings per share of common stock	$(0.52)	$(0.66)
Weighted-average common shares outstanding, basic and diluted	81,836,246	48,543,787
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(28.73)	$(36.61)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	114,508	114,508

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock				Stockholders' Equity
	Series X1 Non-Voting Convertible Preferred Stock		Series X Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance as of December 31, 2023	110,086	$53,543	4,422	$2,151	24,213,130	$24	$270,892	$—	$(319,402)	$(48,486)
Issuance of common stock and pre-funded warrants in connection with 2024 Securities Purchase Agreement, net of issuance costs	—	—	—	—	13,110,484	13	48,051	—	—	48,064
Issuance of common stock with the completion of the Second Closing and Third Closing in connection with 2023 Securities Purchase Agreement, net of issuance costs	—	—	—	—	2,636,488	3	6,152	—	—	6,155
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	1,423,000	1	—	—	—	1
Issuance of common stock and pre-funded warrants in connection with 2024 Underwritten Offering, net of issuance costs.	—	—	—	—	18,356,173	18	79,515	—	—	79,533
Stock option exercise	—	—	—	—	50,000	1	214	—	—	215
Share-based compensation	—	—	—	—	—	—	13,122	—	—	13,122
Accumulated other comprehensive income	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	(36,184)	(36,184)
Balance as of December 31, 2024	110,086	$53,543	4,422	$2,151	59,789,275	$60	$417,946	$26	$(355,586)	$62,446
Issuance of common stock and pre-funded warrants in connection with 2025 Underwritten Offering, net of issuance costs	—	—	—	—	19,698,085	19	53,558	—	—	53,577
Cancellation of common stock in exchange of common stock for pre-funded warrants	—	—	—	—	(4,203,764)	(4)	4	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	46,000	—	—	—	—	—
Stock option exercise	—	—	—	—	100,437	—	230	—	—	230
Share-based compensation	—	—	—	—	—	—	10,451	—	—	10,451
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(45,617)	(45,617)
Balance as of December 31, 2025	110,086	$53,543	4,422	$2,151	75,430,033	$75	$482,189	$24	$(401,203)	$81,085

See accompanying notes to consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024

Cash flows used in operating activities:
Net loss	$(45,617)	$(36,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease termination	—	(10)
Non-cash lease expense	313	359
Accretion of investment discounts	(1,696)	(2,799)
Stock-based compensation	10,451	13,122
Change in fair value of warrant liabilities	(33,449)	(30,900)
Deferred tax provision	5	431
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,241	1,298
Accounts payable, accrued expenses and other liabilities	6,724	7,751
Operating lease liabilities	(313)	(339)
Net cash used in operating activities	(62,341)	(47,271)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(161,132)	(156,131)
Proceeds from maturities of available-for-sale short-term investments	171,925	85,817
Net cash provided by (used in) investing activities	10,793	(70,314)
Cash flows from financing activities:
Proceeds from issuances of common stock and pre-funded warrants, net	53,577	133,307
Proceeds from exercise of stock options	230	215
Net cash provided by financing activities	53,807	133,522
Net change in cash and cash equivalents	2,259	15,937
Cash and cash equivalents at beginning of year	20,549	4,612
Cash and cash equivalents at end of year	$22,808	$20,549
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Unrealized gain (loss) on available-for-sale securities	$(2)	$26
Common stock exchange for warrants	$4	$—
Offering costs accrued but not yet paid	$4	$—
Increase in operating right-of-use lease asset and liability due to new lease	$—	$920
Settlement of warrant liability into common stock due to exercise	$—	$446

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Eledon, a Delaware corporation, owns 100% of the issued and outstanding common stock or other ownership interest in Anelixis Therapeutics, LLC, a Delaware limited liability company, and Otic Pharma, Ltd., a private limited company organized under the laws of the State of Israel (“Otic”). Otic owns 100% of the issued and outstanding common stock or other ownership interest in its U.S. subsidiary, Otic Pharma, Inc. The functional currency of the Company’s foreign subsidiary is the U.S. Dollar; however, certain expenses, assets and liabilities are transacted at the local currency. These transactions are translated from the local currency into U.S. Dollars at exchange rates during or at the end of the reporting period. The activities of the Company’s foreign subsidiary are not significant to the consolidated financial statements. All significant intercompany accounts and transactions among the entities have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year balances in Note 5. Prepaid Expenses and Other Current Assets and Note 6. Accrued Expenses and Other Liabilities to conform to the current year presentation. These reclassifications had no impact on prior period results.

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

Risks and Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the year ended December 31, 2025 is $45.6 million. As of December 31, 2025, the Company had cash and cash equivalents and short-term investments of $133.3 million, working capital of $117.3 million and an accumulated deficit of $401.2 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings including the possible issuance of shares of common stock pursuant to the Company’s “at-the-market” equity offering program, and may need to pursue strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these consolidated financial statements. The Company anticipates it will require additional financing to fund its future operations. Even if the Company believes it has sufficient funds for its current or future operating plans, the Company may seek to raise additional capital if market conditions are favorable or in light of other strategic considerations.

Reportable Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as one operating and one reportable segment, focused on the development of tegoprubart, to develop therapies to protect transplanted organs and prevent rejection, and to treat ALS. The Company’s measure of segment profit or loss is net loss. The CODM is the chief executive officer. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated net income for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2025 and 2024 is included at the bottom of the table below (in thousands):

	Year Ended December 31,
	2025	2024

Operating expenses:
Tegoprubart - kidney transplantation programs	$35,994	$27,452
Tegoprubart - other development programs	$(168)	306
Manufacturing	$14,974	12,448
Personnel-related expenses	$14,526	10,706
Stock-based compensation	$10,451	13,122
Other segment items*	$7,474	6,543
Other income, net	$4,220	3,924
Change in fair value of warrant liabilities	$33,449	30,900
Provision for income taxes	$(35)	(431)
Net loss	$(45,617)	$(36,184)

* Other segment items included in total operating expenses primarily consist of consulting, professional fees, facilities, insurance and information technology.

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

Net Loss Per Share

Basic and diluted net loss per share are calculated using the two-class method in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. The two-class method allocates undistributed losses to the Company’s outstanding common stock, and the Series X and Series X1 non-voting convertible preferred stock, $0.001 par value (the “Preferred Stock”), based on each class’s proportionate share of the total weighted-average shares outstanding. Since the Company has never declared dividends, net loss and undistributed losses are equivalent. The process is used for both common stock and Preferred Stock.

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

For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the years ended December 31, 2025 and 2024 include 36,629,572 and 12,443,755 respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

Employee Benefit Plan

The Company maintains a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code covering all employees who meet eligibility requirements. Participants may contribute a portion of their compensation subject to IRS limitations. The Company provides matching contributions in accordance with the terms of the plan.

The Company recognized expense related to employer contributions to the plan of $0.5 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on publicly traded biotechnology and pharmaceutical companies with comparable business characteristics, clinical stages of development, and organizational scale, including employee headcount, primarily consisting of companies with Phase II or Phase III clinical programs. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSUs”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

Income Taxes

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a valuation allowance on our deferred tax assets as of December 31, 2025 and 2024 because we believe it is more likely than not that a majority of our deferred tax assets will not be realized as of this date.

The Company evaluates the accounting for uncertainty in income tax recognized in its consolidated financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its consolidated financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued any liabilities for any such uncertain tax positions as of December 31, 2025 and 2024. The Company is subject to U.S. federal and state tax authority examinations for all the years since inception due to net operating loss and tax credit carryforwards. The net operating losses and tax credits are subject to adjustment until the statute closes on the year the attributes are ultimately utilized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. For additional information, see Note 8. Income Taxes of the Notes to Financial Statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act 2017, including 100% bonus depreciation and immediate expensing of domestic research and development costs, among other tax changes. The Company had no impact on its consolidated financial statements as a result of the enactment of OBBBA.

Common Stock Warrants and Pre-Funded Warrants

The Company accounts for issued common stock warrants and pre-funded warrants either as a liability or equity in accordance with ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) and ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). The Company first evaluates the warrants under ASC 480-10 to determine whether the instruments should be classified as liabilities, including whether the warrants embody an obligation to repurchase the Company's shares, require or may require cash settlement, or represent obligations to issue a variable number of shares with a monetary value that is fixed or indexed to something other than the Company's stock. If liability classification is not required under ASC 480-10, the Company then applies ASC 815-40. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Recent Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09, effective December 31, 2025, in these consolidated financial statements. ASU 2023-09 only impacted the disclosures and did not impact the consolidated financial statements. See Note 8, Income Taxes, for disclosures related to the adoption of ASU 2023-09.

Recent Accounting Pronouncements Issued But Not Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). In January 2025, the FASB issued ASU No. 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which clarified the effective date for ASU 2024-03. These amendments are intended to provide more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

Note 3. Short-Term Investments

The objectives of the Company’s investment policy are to preserve principal, meet the Company's liquidity requirements and safeguard invested funds. Short-term investments consist of U.S. treasuries and U.S. government securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

The following is a summary of short-term investments, which were classified as available-for-sale securities as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasuries	$59,839	$27	$(5)	$59,861
U.S. government securities	50,667	9	(9)	50,667
Total short-term investments	$110,506	$36	$(14)	$110,528

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government securities	$119,603	$55	$(29)	$119,629
Total short-term investments	$119,603	$55	$(29)	$119,629

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

Financial Assets

The following table summarizes the Company's financial asset instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands). Included within cash and cash equivalents on the consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,734	$—	$—	$6,734
U.S. treasuries	—	14,955	—	14,955
Total cash equivalents	6,734	14,955	—	21,689

Short-term investments:
U.S. treasuries	—	59,861	—	59,861
U.S. government securities	—	50,667	—	50,667
Total short-term investments	—	110,528	—	110,528
Total financial assets	$6,734	$125,483	$—	$132,217

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,215	$—	$—	$1,215
U.S. treasuries	—	17,464	—	17,464
Total cash equivalents	1,215	17,464	—	18,679

Short-term investments:
U.S. government securities	—	119,629	—	119,629
Total short-term investments	—	119,629	—	119,629
Total financial assets	$1,215	$137,093	$—	$138,308

Warrant Liabilities

The following table summarizes the Company's warrant liabilities (see Note 9. Preferred Stock and Stockholders' Equity) measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$11,416	$11,416

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$44,865	$44,865

The following table provides a roll-forward of the aggregate fair value of the warrant liabilities categorized with Level 3 inputs (in thousands):

Warrant Liability
Balance as of December 31, 2024	$44,865
Change in fair value of warrant liabilities	(33,449)
Settlement of warrant liability	—
Balance as of December 31, 2025	$11,416

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Prepaid clinical	$578	$1,768
Interest income receivable	514	625
Prepaid insurance	688	693
Prepaid other	221	215
Prepaid manufacturing	340	147
Other current assets	11	104
Total prepaid expenses and other current assets	$2,352	$3,552

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Accrued clinical	$6,531	$3,021
Accrued compensation and related expenses	4,176	1,601
Accrued manufacturing	2,525	621
Accrued professional services	495	140
Accrued other	632	47
Total accrued expenses and other liabilities	$14,359	$5,430

Note 7. Commitments and Contingencies

Contract Obligations

As of December 31, 2025, the Company has non-cancelable purchase obligations related to manufacturing totaling $9.3 million. The Company expects to fulfill its commitments within the next twelve months under these agreements in the normal course of business, therefore, no related liability has been recorded on the consolidated balance sheets as of that date.

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the consolidated statements of operations and comprehensive loss was $0.4 million for each of the years ended December 31, 2025 and 2024.

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost(a)	$394	$407
(a) Includes variable operating lease expenses, which are immaterial.

Other supplemental cash flow information related to leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$391	$378

Other supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2025	2024

Operating leases
Operating lease right-of-use assets	$613	$926

Operating lease liabilities (current)	(358)	(314)
Operating lease liabilities (non-current)	(283)	(640)
Total lease obligations under operating leases	$(641)	$(954)

Weighted-average remaining lease term (in years)	1.7	2.7
Weighted-average discount rate	9.44%	9.46%

As of December 31, 2025, future minimum payments under non-cancelable operating leases, were as follows (in thousands):

Year Ended December 31,
2025
2026	$403
2027	294
Total minimum lease payments	697
Less imputed interest	(56)
Present value of lease liabilities	641
Less current portion of operating lease liabilities	(358)
Non-current operating lease liabilities	$283

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

There were no milestones achieved during the years ended December 31, 2025 or 2024.

Lonza Sales AG Inc. License Agreement

In September 2018, Anelixis executed a License Agreement (the “Lonza Agreement”), which is a manufacturing know-how rights agreement with Lonza Sales AG Inc. (“Lonza”) for the use of certain processes and know-how related to the manufacture of tegoprubart. The Lonza Agreement continues until the later of the last Valid Claim (as defined therein) or ten years from the First Commercial Sale of tegoprubart, as defined and subject to the conditions therein. A royalty in the low single digits will be due on aggregate net sales of tegoprubart that is manufactured by Lonza or any other third-party or licensee. For the years ended December 31, 2025 and 2024, the Company has not paid any royalties under the Lonza Agreement.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2025 and 2024.

Note 8. Income Taxes

Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Losses before income taxes:
U.S.	$(45,781)	$(35,951)
Non-U.S.	199	198
Total	$(45,582)	$(35,753)

The provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	30	—
Foreign	—	—
Total current income tax provision	30	—
Deferred:
Federal	—	—
State	5	431
Foreign	—	—
Total deferred income tax provision	5	431
Total provision for income taxes	$35	$431

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

Based on its review, the Company concluded that it was more likely than not that they would not realize the benefit of a portion of its deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, the Company has a valuation allowance on its deferred tax assets as of December 31, 2025.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31, 2025
	$	%
Expected benefit at statutory federal income tax rate	$(9,572)	21.00%
State income taxes, net of federal tax benefits*	35	-0.08%
Tax credits:
Research and development credits	(3,512)	7.70%
Nontaxable and nondeductible items:
Stock-based compensation	3,574	-7.84%
Other permanent items	19	-0.04%
Change in fair value of warrant liabilities	(7,024)	15.41%
Changes in unrecognized tax benefits	1,756	-3.85%
Other	12	-0.03%
Change in valuation allowance	14,747	-32.35%
Total provision for income taxes	$35	-0.08%

*State taxes in Massachusetts made up the majority (greater than 50%) of the tax effect in this category. The Company paid a majority of cash taxes in Massachusetts.

As previously disclosed for the years ended December 31, 2024, prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company's provision (benefit) for income taxes to differ from amounts computed by applying the U.S. Federal statutory rate of 21% (in thousands):

Year Ended December 31, 2024
Statutory federal income tax rate	$(7,508)
State income taxes, net of federal tax benefits	(908)
Tax credits	(2,358)
Stock-based compensation	2,819
Permanent items	12
Change in fair value of warrant liabilities	(7,273)
State rate differential	490
Net operating loss true-up	(4)
Other	24
Change in valuation allowance	15,137
Total provision for income taxes	$431

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Net operating loss carryforwards	$29,509	$22,740
Research and development tax credits	7,616	5,560
Accruals and reserves	699	366
Research expenditures	28,232	18,809
Stock-based compensation	1,591	3,281
Depreciation and amortization	795	1,056
Lease liability	151	225
Total deferred tax assets	68,593	52,037
Right-of-use asset	(144)	(218)
Acquired IPR&D	(7,628)	(7,623)
Total deferred tax liabilities	(7,772)	(7,841)
Less: valuation allowance	(63,008)	(46,379)
Net deferred tax liabilities	$(2,187)	$(2,183)

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the years presented (in thousands):

	Year Ended December 31,
	2025	2024
Gross unrecognized tax benefits at the beginning of the year	$6,232	$3,636
Additions from tax positions taken in the current year	2,017	2,596
Additions from tax positions taken in prior years	12	—
Prior year adjustment	(238)	—
Gross unrecognized tax benefits at the end of the year	$8,023	$6,232

The following table summarizes the income taxes paid, net of refunds, for the year ended December 31, 2025 (in thousands).

Year Ended December 31, 2025
U.S. Federal	$—
Massachusetts	26
Other	2
Total income taxes paid	$28

The deferred income tax assets have been offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $16.6 million from December 31, 2024 to December 31, 2025. The net valuation allowance increased by $15.6 million from December 31, 2023 to December 31, 2024.

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

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $117.5 million and $88.7 million, respectively, available to reduce future taxable income. As of December 31, 2025 and 2024, the Company also had state net operating loss carryforwards of $49.1 million and $37.7 million, respectively. Both the federal and state net operating loss carryforwards incurred before 2018 begin expiring in 2035, if not utilized. The federal net operating losses incurred since 2018 of $116.7 million do not expire. The state net operating losses begin to expire in 2035. As of December 31, 2025 and 2024, the Company had Israel net operating losses of $7.9 million, respectively, which carryforward indefinitely.

As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of approximately $11.5 million and $8.0 million, respectively. If not utilized, the carryforwards will begin expiring in 2035. As of December 31, 2025 and 2024, the Company had state research and development credit carryforwards of approximately $3.4 million and $2.6 million, respectively, which will begin expiring in 2030 if not utilized.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in our stock ownership.

In the United States, the Company files income tax returns in the U.S. Federal jurisdiction, California and Massachusetts. The Company’s tax years for 2019 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2025 and 2024. The Company has not recorded any interest or penalties as of December 31, 2025 or 2024.

On July 4, 2025, the OBBBA was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. OBBBA changes effective for 2025 were determined to have no impact to the income tax provision for year ended December 31, 2025.

Note 9. Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding at December 31, 2025 and 2024, and
•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding at December 31, 2025 and 2024.

Each share of Preferred Stock is convertible into 55.5556 shares of common stock, at the option of the holder at any time, subject to certain limitations, including, that the holder will be prohibited from converting the Preferred Stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock above a conversion blocker, which is initially set at 9.99% or 9.9% of the total common stock then issued and outstanding immediately following the conversion of such shares of Series X Preferred Stock or Series X1 Preferred Stock, respectively. The holder of the Preferred Stock is entitled to receive dividends on shares of the Preferred Stock equal (on an as-if-converted-to-common-stock basis and without regard to any beneficial ownership limitations) to and in the same form as dividends actually paid on shares of the common stock. No other dividends will be paid on shares of the Preferred Stock. In the event of any liquidation, dissolution or winding up, the holder of the Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Preferred Stock were fully converted to common stock, which amounts shall be paid pari passu with all holders of common stock. Shares of the Preferred Stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of either series of outstanding Preferred Stock will be required to amend the terms of such series.

The Preferred Stock includes a provision that, in the event of a tender or exchange offer by a third party in which more than 50% of the common stockholders receive cash or other assets, allows holders of Preferred Stock, upon any subsequent conversion, to redeem their shares for the same form of consideration. In August 2025, the Company concluded that because this redemption right may be triggered by an event outside the Company’s control and could result in settlement in cash, the Preferred Stock is classified as temporary equity. As of the current reporting date, a tender offer is not probable, and the preferred stock is not deemed probable of becoming redeemable. Because redemption is not considered probable, the Preferred Stock is not subsequently remeasured to its redemption value.

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

2023 Securities Purchase Agreement

On April 28, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2023 Private Placement”) (i) in an initial closing, (a) an aggregate of 15,151,518 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“common stock”), or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”), and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or Pre-Funded Warrants in lieu thereof) (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”); (ii) in a second closing (the “Second Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 20,202,024 shares of common stock (or Pre-Funded Warrants); and (iii) in a third closing (the “Third Closing”), upon the satisfaction or waiver of specified conditions set forth in the 2023 Securities Purchase Agreement, an aggregate of 25,252,530 shares of common stock (or Pre-Funded Warrants), in each case subject to customary adjustments as provided in the 2023 Securities Purchase Agreement, Pre-Funded Warrant or Common Warrant, as

applicable. Each Common Warrant has an exercise price of $3.00 per share and expires five years after issuance. The Pre-Funded Warrants are exercisable immediately and until exercised in full, with an exercise price of $0.001 per share.

The Pre-Funded Warrants and Common Warrants are subject to specified beneficial ownership limitations, which are generally set at 9.99% of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The Shares, the Warrants, and the shares of common stock issuable upon the exercise of the Warrants, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

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

In August 2024, the Company concluded that the Common Warrants, and the potential issuance of Pre-Funded Warrants in lieu of additional shares of common stock in the Second Closing and Third Closing (the “Subsequent Closing Warrants”) do not meet the conditions to be classified as equity instruments under ASC 815-40 and must instead be recorded as liabilities on the Company’s consolidated balance sheets at their fair value and remeasured at fair value for each subsequent reporting period. As of October 2024, the Subsequent Closing Warrants either expired or were settled in connection with the Second Closing and Third Closing. Accordingly, the Company's consolidated balance sheets no longer include any fair value associated with the Subsequent Closing Warrants.

The valuation of the Common Warrants is adjusted to fair value (Level 3) at each balance sheet date until the Common Warrants are settled or expired.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the Common Warrants as of December 31, 2025 and 2024 as follows:

	Year Ended December 31,
	2025	2024
Expected stock price volatility	110.5%	96.4%
Risk-free interest rate	3.6%	4.4%
Expected term (in years)	2.5	3.5
Share price	$1.51	$4.14

2024 Securities Purchase Agreement

On May 6, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “2024 Private Placement”) an aggregate of 13,110,484 shares (the “2024 Shares”) of the Company’s common stock, at a price of $2.37 per share, and pre-funded warrants (the “2024 Pre-Funded Warrants”) at a price of $2.369 per underlying share, which are exercisable to purchase 7,989,516 shares of common stock at an exercise price of $0.001 per share. The 2024 Pre-Funded Warrants were issued in lieu of shares of common stock and are exercisable immediately and until exercised in full. The 2024 Pre-Funded Warrants are subject to specified beneficial ownership limitations (equal to 4.99% or 9.99% as determined by the holders of each such warrant) of the total common stock then issued and outstanding immediately following the exercise of such warrants, and provided that any beneficial ownership limitation may not exceed 19.99% unless otherwise permitted. The 2024 Shares, the 2024 Pre-Funded Warrants, and the

shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants, have not been registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

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

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Shelf Registration Statement”) with the SEC. The Shelf Registration Statement became effective on October 2, 2024. As of the year ended December 31, 2025, the Company has not sold any shares under the Sales Agreement.

2024 Underwritten Offering

On October 29, 2024, the Company entered into an underwriting agreement with Leerink Partners, LLC, as representative of the several underwriters named therein in connection with the underwritten offering, issuance and sale by the Company (the “2024 Underwritten Offering”) of 18,356,173 shares of the Company’s common stock, at an offering price of $3.65 per share, and pre-funded warrants at a price of $3.649 per pre-funded warrant, which are exercisable to purchase 4,931,507 shares of the Company’s common stock at an exercise price of $0.001 per share (the “2024 Offering Pre-Funded Warrants”).

The 2024 Offering Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital. The 2024 Offering Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the 2024 Offering Pre-Funded Warrants do not provide any guarantee of value or return.

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

A holder of the 2024 Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a 2024 Offering Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (or, at the holder’s option upon issuance, 9.99%) of the number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such 2024 Offering Pre-Funded Warrant.

2025 Underwritten Offering

On November 12, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”), in connection with the underwritten public offering and sale by the Company (the “2025 Underwritten Offering”) of 15,152,485 shares of the Company’s common stock at a public offering price of $1.65 per share (the “Common Stock Purchase Price”), and pre-funded warrants (the “2025 Offering Pre-Funded Warrants”) at a public offering price of $1.649 per 2025 Offering Pre-Funded Warrant, which are exercisable to purchase up to 15,151,515 shares of common stock at an exercise price of $0.001 per share. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriters an option (the “Option”), exercisable for 30 days, to purchase up to 4,545,600 additional shares of common stock at the Common Stock Purchase Price less the underwriting discounts and commissions, which Option had been exercised in full by the Underwriters.

The 2025 Underwritten Offering closed on November 13, 2025 and resulted in gross proceeds of $57.5 million or net proceeds of approximately $53.6 million after deducting the underwriting discounts and commissions and offering expenses. The 2025 Underwritten Offering was made pursuant to the Shelf Registration Statement and a prospectus supplement relating to the 2025 Underwritten Offering dated November 12, 2025.

The 2025 Offering Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital. The 2025 Offering Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the 2025 Offering Pre-Funded Warrants do not provide any guarantee of value or return.

A holder of the 2025 Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a 2025 Offering Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such 2025 Offering Pre-Funded Warrant. A holder may increase or decrease such beneficial ownership limitation, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the 2025 Offering Pre-Funded Warrant.

2025 Warrant Exchange Agreement

On December 30, 2025, the Company entered into an exchange agreement (the “Warrant Exchange Agreement”) with Coastlands Capital Partners LP, (“Coastlands Capital”), pursuant to which Coastlands Capital agreed to exchange 4,203,764 shares of the Company's common stock for a pre-funded warrant to purchase an aggregate of 4,203,764 shares of common stock (the “Exchange Warrant”), and the Company cancelled the 4,203,764 shares of common stock delivered in the exchange.

Coastlands Capital (together with its affiliates) may not exercise any portion of the Exchange Warrant to the extent that, after giving effect to such exercise, Coastlands Capital (together with its affiliates and any other persons acting as a group together with Coastlands Capital or any of the its affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Exchange Warrant. Coastlands Capital may increase or decrease such beneficial ownership limitation, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Exchange Warrant.

Exercise of Pre-Funded Warrants from 2023 Securities Purchase Agreement

On January 30, 2024, Armistice Capital Master Fund Ltd. (the “Exercising Stockholder”) exercised Pre-Funded Warrants to purchase 600,000 shares of common stock at an exercise price of $0.001 per share, which were issued in conjunction with the 2023 Securities Purchase Agreement. On January 30, 2024, the Company issued 600,000 shares of common stock to the Exercising Stockholder in accordance with such exercise.

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

Common Stock Warrants and Pre-Funded Warrants

As of December 31, 2025, 51,781,090 warrants and pre-funded warrants exercisable into common stock. The Company has issued both common stock warrants and pre-funded warrants. The pre-funded warrants are exercisable for shares of common stock at a nominal exercise price and were fully paid for at issuance, except for the nominal exercise amount. The pre-funded warrants are intended to be economically equivalent to the Company’s common stock.

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total
Balance as of December 31, 2024	15,778,451	17,274,293	33,052,744
Issued	—	19,355,279	19,355,279
Cancelled/Expired	(626,933)	—	(626,933)
Balance as of December 31, 2025	15,151,518	36,629,572	51,781,090

As of December 31, 2025, the Company's outstanding warrants to purchase shares of common stock consisted of the following:

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

2023 Securities Purchase Agreement common warrants	15,151,518	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,931,507	$0.001	N/A
2025 Underwritten Offering pre-funded warrants	15,151,515	$0.001	N/A
2025 Warrant Exchange Agreement	4,203,764	$0.001	N/A
Balance as of December 31, 2025	51,781,090

Preferred Stock Warrants

As of December 31, 2025, all warrants exercisable for shares of Series X1 Preferred Stock expired in accordance with their original terms.

Roll-Forward of Series X1 Convertible Preferred Warrant Activity
Total
Balance as of December 31, 2024	50,207.419
Assumed and replaced	—
Exercised	—
Cancelled/Expired	(50,207.419)
Balance as of December 31, 2025	—

Note 10. Stock-Based Compensation

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

The Company's 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of December 31, 2025. The number of shares reserved for issuance under the 2020 Plan and the Company's Employee Stock Purchase Plan was 3,961,166 and 24,077 shares, respectively, as of December 31, 2025.

The following table summarizes all option activity under the 2014 Plan, 2020 Plan and inducement grants, including 2,713,083 shares forfeited by certain Company's executive officers and directors on December 30, 2025:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
			(In years)
Outstanding as of January 1, 2024	15,381,853	$4.21	8.9	$235
Granted	622,000	2.22
Exercised	(50,000)	2.30
Forfeited / Canceled	(316,465)	7.29
Outstanding as of December 31, 2024	15,637,388	$4.02	7.5	$20,628
Granted	2,495,025	4.01
Exercised	(100,437)	2.30
Forfeited / Canceled	(2,804,477)	8.66
Outstanding as of December 31, 2025	15,227,499	$3.17	7.3	$357

Options vested and expected to vest as of December 31, 2025	15,227,499	$3.17	7.3	$357
Options exercisable as of December 31, 2025	9,189,825	$3.31	6.8	$179

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise. The aggregate intrinsic value of options exercised during the year ended December 31, 2025 was $0.2 million.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024

Expected stock price volatility	97.8%	101.3%
Risk-free interest rate	4.5%	4.2%
Expected term (in years)	6.0	6.9
Estimated dividend yield	—%	—%

The per share weighted average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $3.25 and $1.93, respectively.

Restricted Stock Units

The following table shows the RSU activity, as follows:

	Shares Issuable Under RSUs	Weighted Average Grant Date Fair Value

Outstanding as of January 1, 2024	—	$—
Granted	46,000	1.97
Exercised	—	—
Forfeited / Canceled	—	—
Outstanding as of December 31, 2024	46,000	$1.97
Granted	336,225	4.04
RSUs Vested	(46,000)	1.97
Forfeited / Canceled	—	—
Outstanding as of December 31, 2025	336,225	$4.04

Stock-based Compensation Expense

Total compensation expense related to all of the Company’s stock-based awards for the years ended December 31, 2025 and 2024 was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Stock-based compensation classified as:
Research and development expense	$4,241	$4,277
General and administrative expense	6,210	8,845
Total stock-based compensation expense	$10,451	$13,122

As of December 31, 2025, total unrecognized stock-based compensation expense related to non-vested equity awards was $13.8 million, which is expected to be recognized over an estimated weighted-average period of 2.1 years.

Note 11. Net Loss Per Share

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

For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and common warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Basic weighted average shares outstanding for the years ended and December 31, 2025 and 2024 include 36,629,572 and 12,443,755 respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

The calculation of basic and diluted earnings per share for our common stock and Preferred Stock is as follows:

	Year Ended December 31,
	2025	2024

(In thousands, except share and per share data)
Weighted-average common shares outstanding, basic and diluted	81,836,246	48,543,787
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	114,508	114,508

Net loss used in the calculation of basic and diluted loss per share	$(45,617)	$(36,184)

Net loss available to common stock	$(42,328)	$(31,992)
Net loss per share, common stock, basic and diluted	$(0.52)	$(0.66)

Net loss available to Series X and Series X1 non-voting convertible preferred stock	$(3,290)	$(4,192)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(28.73)	$(36.61)

The following table presents potentially dilutive securities outstanding based on the market price of the Company's common stock as of December 31, 2025 and 2024 that were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. These securities consist of incentive stock options, restricted stock units and common warrants outstanding during the respective periods.

	Year Ended December 31,
	2025	2024

Stock options outstanding and other equity awards	1,333,225	6,007,789
Common warrants	—	18,567,751
Total	1,333,225	24,575,540