Form 10-Q
period 2026-03-31
Eledon Pharmaceuticals, Inc.
filed 2026-05-13
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026 there were 77,187,823 shares of the Registrant’s common stock outstanding.

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

FOR THE QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$6,152	$22,808
Short-term investments	104,937	110,528
Prepaid expenses and other current assets	2,485	2,352
Total current assets	113,574	135,688
Operating lease asset, net	530	613
In-process research and development	32,386	32,386
Other assets	177	322
Total assets	$146,667	$169,009
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,585	$3,627
Current operating lease liabilities	369	358
Accrued expenses and other liabilities	6,504	14,359
Total current liabilities	13,458	18,344
Deferred tax liabilities	2,187	2,187
Non-current operating lease liabilities	186	283
Warrant liabilities	30,378	11,416
Total liabilities	46,209	32,230

Commitments and contingencies (Note 7)

Convertible preferred stock, 5,000,000 shares authorized at March 31, 2026 and December 31, 2025:
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at March 31, 2026 and December 31, 2025	2,151	2,151
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 110,086 shares issued and outstanding at March 31, 2026 and December 31, 2025	53,543	53,543

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized at March 31, 2026 and December 31, 2025; 75,851,722 and 75,430,033 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	76	75
Additional paid-in capital	484,988	482,189
Accumulated other comprehensive income (loss)	(72)	24
Accumulated deficit	(440,228)	(401,203)
Total stockholders’ equity	44,764	81,085
Total liabilities, convertible preferred stock and stockholders’ equity	$146,667	$169,009

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses
Research and development	$17,197	$13,531
General and administrative	3,984	4,433
Total operating expenses	21,181	17,964
Loss from operations	(21,181)	(17,964)
Other income, net	1,118	1,409
Change in fair value of warrant liabilities	(18,962)	10,060
Net loss	$(39,025)	$(6,495)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(96)	(44)
Comprehensive loss	$(39,121)	$(6,539)
Basic and diluted earnings per share of common stock	$(0.33)	$(0.08)
Weighted-average common shares outstanding, basic and diluted	112,424,211	77,126,763
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(18.25)	$(4.32)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	114,508	114,508

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity
	Series X Non-Voting Convertible Preferred Stock		Series X1 Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2025	4,422	$2,151	110,086	$53,543	75,430,033	$75	$482,189	$24	$(401,203)	$81,085
Issuance of common stock in connection with vesting of restricted stock units					25,725					—
Issuance of common stock in settlement of liability					395,964	1	597			598
Stock-based compensation							2,202			2,202
Other comprehensive loss								(96)		(96)
Net loss									(39,025)	(39,025)
Balance as of March 31, 2026	4,422	$2,151	110,086	$53,543	75,851,722	$76	$484,988	$(72)	$(440,228)	$44,764

	Convertible Preferred Stock				Stockholders' Equity
	Series X Non-Voting Convertible Preferred Stock		Series X1 Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2024	4,422	$2,151	110,086	$53,543	59,789,275	$60	$417,946	$26	$(355,586)	$62,446
Issuance of common stock in connection with vesting of restricted stock units					42,500					—
Stock option exercise					50,000		115			115
Stock-based compensation							2,864			2,864
Other comprehensive loss								(44)		(44)
Net loss									(6,495)	(6,495)
Balance as of March 31, 2025	4,422	$2,151	110,086	$53,543	59,881,775	$60	$420,925	$(18)	$(362,081)	$58,886

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash flows used in operating activities:
Net loss	$(39,025)	$(6,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	83	76
Accretion of investment discounts	(460)	(692)
Stock-based compensation	2,202	2,864
Change in fair value of warrant liabilities	18,962	(10,060)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	12	724
Accounts payable, accrued expenses and other liabilities	(4,300)	(2,403)
Operating lease liabilities	(86)	(74)
Net cash used in operating activities	(22,612)	(16,060)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(43,122)	(31,850)
Proceeds from maturities of available-for-sale short-term investments	49,078	35,742
Net cash provided by investing activities	5,956	3,892
Cash flows from financing activities:
Proceeds from exercise of stock options	—	115
Net cash provided by financing activities	—	115
Net change in cash and cash equivalents	(16,656)	(12,053)
Cash and cash equivalents at beginning of period	22,808	20,549
Cash and cash equivalents at end of period	$6,152	$8,496
Supplemental disclosure of non-cash investing activities
Non-cash activities:
Issuance of common stock in settlement of liability	$598	$—
Unrealized loss on available-for-sale securities, net	$(96)	$(44)

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 19, 2026. The results of operations and comprehensive loss for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Risks and Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company recorded a net loss of $39.0 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents and short-term investments of $111.1 million, working capital of $100.1 million and an accumulated deficit of $440.2 million. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. In order to continue these activities, the Company will need to raise additional funds through public or private debt and equity financings including the possible issuance of shares of its common stock, $0.001 par value per share (“common stock”) pursuant to the Company’s “at-the-market” equity offering program, and may need to pursue strategic collaboration and licensing arrangements. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets.

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

Reportable Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as one operating and one reportable segment, focused on the development of tegoprubart, to develop therapies to protect transplanted organs and prevent rejection, and to treat ALS. The Company’s measure of segment profit or loss is net loss. The CODM is the chief executive officer. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated net income (loss) for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three months ended March 31, 2026 and 2025 is included at the bottom of the table below (in thousands):

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Tegoprubart - kidney transplantation programs	$5,414	$8,531
Tegoprubart - other development programs	—	(168)
Manufacturing	7,786	1,670
Personnel-related expenses	3,803	3,448
Stock-based compensation	2,202	2,864
Other segment items*	1,976	1,619
Total operating expenses	21,181	17,964
Loss from operations	(21,181)	(17,964)
Other income, net	1,118	1,409
Change in fair value of warrant liabilities	(18,962)	10,060
Net loss	$(39,025)	$(6,495)

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

The Company recognized expense related to employer contributions to the plan of $0.1 million for each of the three months ended March 31, 2026 and 2025.

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

For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the three months ended March 31, 2026 and 2025 include 36,629,572 and 17,274,293 respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

Common Stock Warrants and Pre-Funded Warrants

The Company accounts for issued common stock warrants and pre-funded warrants either as a liability or equity in accordance with ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) and ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). The Company first evaluates the warrants under ASC 480-10 to determine whether the instruments should be classified as liabilities, including whether the warrants embody an obligation to repurchase the Company’s shares, require or may require cash settlement, or represent obligations to issue a variable number of shares with a monetary value that is fixed or indexed to something other than the Company’s stock. If liability classification is not required under ASC 480-10, the Company then applies ASC 815-40. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

Recent Accounting Pronouncements Issued But Not Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). In January 2025, the FASB issued ASU No. 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which clarified the effective date for ASU 2024-03. These amendments are intended to provide more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), which amends the accounting guidance to exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

Note 3. Short-Term Investments

The objectives of the Company’s investment policy are to preserve principal, meet the Company’s liquidity requirements and safeguard invested funds. Short-term investments consist of U.S. treasuries and U.S. government securities. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

The following is a summary of short-term investments, which were classified as available-for-sale securities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasuries	$52,609	$2	$(37)	$52,574
U.S. government securities	52,399	—	(36)	52,363
Total short-term investments	$105,008	$2	$(73)	$104,937

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasuries	$59,839	$27	$(5)	$59,861
U.S. government securities	50,667	9	(9)	50,667
Total short-term investments	$110,506	$36	$(14)	$110,528

All of the Company’s available-for-sale securities have a stated maturity of less than one year.

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

Financial Assets

The following table summarizes the Company’s financial asset instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	March 31, 2026
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$5,222	$—	$—	$5,222
Total cash equivalents	5,222	—	—	5,222

Short-term investments:
U.S. treasuries	—	52,574	—	52,574
U.S. government securities	—	52,363	—	52,363
Total short-term investments	—	104,937	—	104,937

Total financial assets	$5,222	$104,937	$—	$110,159

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$6,734	$—	$—	$6,734
U.S. treasuries	—	14,955	—	14,955
Total cash equivalents	6,734	14,955	—	21,689

Short-term investments:
U.S. treasuries	—	59,861	—	59,861
U.S. government securities	—	50,667	—	50,667
Total short-term investments	—	110,528	—	110,528
Total financial assets	$6,734	$125,483	$—	$132,217

Warrant Liabilities

The following table summarizes the Company’s warrant liabilities (see Note 8. Preferred Stock and Stockholders’ Equity) measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	March 31, 2026
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$30,378	$30,378

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$11,416	$11,416

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs (in thousands):

Warrant Liability

Balance as of December 31, 2025	$11,416
Change in fair value of warrant liabilities	18,962
Balance as of March 31, 2026	$30,378

The change in fair value of warrant liabilities of $19.0 million was recorded in the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025

Prepaid clinical	$824	$578
Prepaid insurance	483	688
Prepaid manufacturing	284	340
Prepaid other	302	221
Interest income receivable	583	514
Other current assets	9	11
Total prepaid expenses and other current assets	$2,485	$2,352

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025

Accrued clinical	$3,787	$6,531
Accrued compensation and related expenses	1,643	4,176
Accrued manufacturing	763	2,525
Accrued professional services	256	495
Accrued other	55	632
Total accrued expenses and other liabilities	$6,504	$14,359

Note 7. Commitments and Contingencies

Contract Obligations

As of March 31, 2026, the Company has non-cancelable purchase obligations related to manufacturing totaling $4.4 million. The Company expects to fulfill its commitments within the next twelve months under these agreements in the normal course of business, therefore, no related liability has been recorded on the unaudited condensed consolidated balance sheets as of that date.

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended March 31, 2026 and 2025.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025

Operating lease cost(a)	$98	$98
(a) Includes variable operating lease expenses, which are immaterial

Other supplemental cash flow information related to leases were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$100	$97

Other supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	March 31, 2026	December 31, 2025

Operating leases
Operating lease right-of-use assets	$530	$613

Operating lease liabilities (current)	(369)	(358)
Operating lease liabilities (non-current)	(186)	(283)
Total lease obligations under operating leases	$(555)	$(641)

Weighted-average remaining lease term (in years)	1.5	1.7
Weighted-average discount rate	9.43%	9.44%

As of March 31, 2026, future minimum payments under non-cancelable operating leases, were are as follows (in thousands):

March 31,
2026

2026 (remainder of)	$303
2027	294
Total minimum lease payments	597
Less imputed interest	(42)
Present value of lease liabilities	555
Less current portion of operating lease liabilities	369
Non-current operating lease liabilities	$186

Grants and Licenses

ALS Therapy Development Institute License Agreement

In May 2015, Anelixis executed a License Agreement (the “Agreement”), which is an exclusive patent rights agreement with ALS Therapy Development Institute (“ALS TDI”) for certain patents and “know-how” of ALS TDI. This Agreement continues until the licensee terminates the agreement with ninety days written notice. The Agreement requires license fees payable to ALS TDI, subject to the achievement of certain milestones and other conditions.

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

There were no milestones achieved during the three months ended March 31, 2026 or 2025.

Lonza Sales AG Inc. License Agreement

In September 2018, Anelixis executed a License Agreement (the “Lonza Agreement”), which is a manufacturing know-how rights agreement with Lonza Sales AG Inc. (“Lonza”) for the use of certain processes and know-how related to the manufacture of tegoprubart. The Lonza Agreement continues until the later of the last Valid Claim (as defined therein) or ten years from the First Commercial Sale of tegoprubart, as defined and subject to the conditions therein. A royalty in the low single digits will be due on aggregate net sales of tegoprubart that is manufactured by Lonza or any other third-party or licensee. For the three months ended March 31, 2026 and 2025, the Company has not paid any royalties under the Lonza Agreement.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual as of March 31, 2026 and December 31, 2025.

Note 8. Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding, respectively, at each of March 31, 2026 and December 31, 2025; and
•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 110,086 shares issued and outstanding, respectively, at each of March 31, 2026 and December 31, 2025.

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

2023 Securities Purchase Agreement

On April 28, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company issued and sold, in a private placement, (i) in an initial closing (a) an aggregate of 15,151,518 shares of common stock, or pre-funded warrants in lieu thereof, and (b) common stock warrants exercisable into an aggregate of 15,151,518 shares of common stock (or pre-funded warrants in lieu thereof) (the “Common Warrants”), (ii) in a second closing, an aggregate of 909,088 shares of common stock; and (iii) in a third closing, an aggregate of 1,727,400 shares of common stock. The Common Warrants have an exercise price of $3.00 per share and a term of five years from issuance.

In August 2024, the Company concluded that the Common Warrants do not meet the conditions to be classified as equity instruments under ASC 815-40 and must instead be recorded as liabilities on the Company’s consolidated balance sheets at their fair value and remeasured at fair value for each subsequent reporting period. The valuation of the Common Warrants is adjusted to fair value (Level 3) at each balance sheet date until the Common Warrants are settled or expired.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the Common Warrants as of March 31, 2026 and December 31, 2025 as follows:

	March 31, 2026	December 31, 2025

Expected stock price volatility	119.7%	110.5%
Risk-free interest rate	3.8%	3.6%
Expected term (in years)	2.3	2.5
Share price	$3.08	$1.51

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Initial Shelf Registration Statement”) with the SEC. The Initial Shelf Registration Statement became effective on October 2, 2024. In advance of the expiration of the Initial Registration Statement, the Company filed on May 1, 2026 a new registration statement on Form S-3 containing a prospectus and prospectus supplement (the “New Shelf Registration Statement”) with the SEC, which is not yet effective. The Initial Shelf Registration Statement will remain effective for a period of up to 180 days until the New Registration Statement becomes effective. As of March 31, 2026, the Company has not sold any shares under the Sales Agreement.

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

2025 Warrant Exchange Agreement

On December 30, 2025, the Company entered into an exchange agreement (the “Warrant Exchange Agreement”) with Coastlands Capital Partners LP, (“Coastlands Capital”), pursuant to which Coastlands Capital agreed to exchange 4,203,764 shares of the Company’s common stock for a pre-funded warrant to purchase an aggregate of 4,203,764 shares of common stock (the “Exchange Warrant”), and the Company cancelled the 4,203,764 shares of common stock delivered in the exchange.

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

Common Stock Warrants and Pre-Funded Warrants

As of March 31, 2026, common stock warrants and pre-funded warrants exercisable for an aggregate of 51,781,090 shares of common stock were outstanding. The pre-funded warrants are exercisable for shares of common stock at a nominal exercise price and were fully paid for at issuance, except for the nominal exercise amount. The pre-funded warrants are intended to be economically equivalent to the Company’s common stock. The common stock warrants are exercisable for shares of common stock at an exercise price of $3.00 per share and expire on May 5, 2028.

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total

Balance as of December 31, 2025	15,151,518	36,629,572	51,781,090
Balance as of March 31, 2026	15,151,518	36,629,572	51,781,090

As of March 31, 2026 the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

2023 Securities Purchase Agreement common warrants	15,151,518	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,931,507	$0.001	N/A
2025 Underwritten Offering pre-funded warrants	15,151,515	$0.001	N/A
2025 Warrant Exchange Agreement	4,203,764	$0.001	N/A
Balance as of March 31, 2026	51,781,090

Note 9. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair value.

The fair value of stock options is determined using the Black-Scholes option pricing model, using assumptions which are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with an equivalent term. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical industry. The expected term of stock options represents the weighted-average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, the Company determined the expected life assumption using the simplified method for stock options granted to employees, which is an average of the options’ ordinary vesting period and the contractual term. For stock options granted to the Company’s board of directors (the “Board”), the Company determined the expected life assumption using the simplified method as the starting point with an average period of 12 months added to take into account the extended range of time of 12 to 18 months that vested stock options granted to Board members may be exercised upon termination. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not expect to pay dividends at any time in the foreseeable future. The Company recognizes forfeitures on an actual basis and as such did not estimate forfeitures to calculate stock-based compensation.

Restricted Stock Units (“RSUs”) are measured and recognized based on the quoted market price of our common stock on the date of grant.

On July 10, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan, as amended, (i) reflects an increase in the limit on the aggregate number of shares of the Company’s common stock that may be delivered pursuant to all awards granted under the 2020 Plan by an additional

3,500,000 shares so that the new aggregate share limit under the 2020 Plan is 17,960,000 shares, and (ii) extends the date through which the Company may grant new awards under the 2020 Plan from November 15, 2030 to April 28, 2034.

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of March 31, 2026. The number of shares reserved for issuance under the 2020 Plan and the Company’s Employee Stock Purchase Plan was 3,308,859 and 24,077 shares, respectively, as of March 31, 2026.

Total stock-based compensation expense was recognized in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025

Research and development	$1,085	$1,019
General and administrative	1,117	1,845
Total stock-based compensation	$2,202	$2,864

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

For purposes of the diluted net loss per share calculation, incentive stock options, restricted stock units and common warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Basic weighted average shares outstanding for the three months ended March 31, 2026 and 2025 include 36,629,572 and 17,274,293 shares, respectively, underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

The calculation of basic and diluted earnings per share for our common stock and Preferred Stock is as follows:

	For the Three Months Ended March 31,
	2026	2025
(In thousands, except share and per share data)
Weighted-average common shares outstanding, basic and diluted	112,424,211	77,126,763
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	114,508	114,508

Net loss used in the calculation of basic and diluted loss per share	$(39,025)	$(6,495)

Net loss available to common stock	$(36,935)	$(6,000)
Net loss per share, common stock, basic and diluted	$(0.33)	$(0.08)

Net loss available to Series X and Series X1 non-voting convertible preferred stock	$(2,090)	$(495)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(18.25)	$(4.32)

The following table presents potentially dilutive securities outstanding based on the market price of the Company’s common stock as of March 31, 2026 and 2025 that were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. These securities consist of incentive stock options, restricted stock units and common warrants outstanding during the respective periods.

	For the Three Months Ended March 31,
	2026	2025

Stock options outstanding and other equity awards	10,952,838	3,780,189
Common and preferred warrants outstanding	—	3,117,540
Total	10,952,838	6,897,729

Note 11. Subsequent Events

On March 30, 2026, MSI BVF SPV, LLC provided us notice of its intention to exercise 87,300 pre-funded warrants for 87,269 shares of the Company’s common stock pursuant to a cashless exercise provision. The common shares were issued on April 10, 2026, pursuant to the terms of an underwriting agreement, dated October 29, 2024, by and between the Company and Leerink Partners, LLC, as representative of the several underwriters named therein and did not result in the receipt of cash proceeds by the Company.

On March 30, 2026, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC provided us notice of its intention to convert an aggregate of 22,479 shares of the Company’s Series X1 Convertible Preferred Stock for an aggregate of 1,248,832 shares of the Company’s common stock in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 Non-Voting Convertible Preferred Stock. The conversion was completed on April 9, 2026, and did not result in the receipt of cash proceeds by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “2025 Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to the terms “Eledon”, the “Company”, “we”, “our”, and “us” refer to Eledon Pharmaceuticals, Inc.

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

Strategy

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biopharmaceutical company with a focused immunology franchise. Our strategy is to develop tegoprubart for the prevention of rejection of allograft (i.e., transplanting an organ from one human to another) and xenograft (i.e., transplanting an organ from an animal to a human) organs and cells, and for the treatment of ALS. We selected our indications based on preclinical and clinical data that was generated with either tegoprubart or historical anti-CD40L molecules. We remain committed to further progressing ALS clinical development; however, we are unable to continue developing tegoprubart for ALS without additional funding.

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

On November 6, 2025, we announced topline efficacy and safety data from the Phase 2 BESTOW trial evaluating tegoprubart for the prevention of kidney transplant rejection. Safety and efficacy results supported the potential for tegoprubart to provide effective immunosuppression with a favorable safety and tolerability profile compared to tacrolimus. Safety findings underscore tegoprubart’s potential to maintain effective immunosuppression while minimizing the metabolic, neurologic, and cardiovascular toxicities characteristic of tacrolimus-based therapy. Notably, new-onset diabetes developed in approximately 17% of patients receiving tacrolimus versus 2% receiving tegoprubart. Tremor was markedly higher in the tacrolimus group (25.0% vs. 1.6%) and cardiovascular effects, including hypertension (25.0% vs. 15.9%), hypertensive crisis (7.8% vs. 1.6%), and heart failure (4.7% vs. 0%) all favored tegoprubart. Delayed graft function occurred less often with tegoprubart and required shorter dialysis (14.3% vs. 25%; 4.6 days vs. 6.1 days) suggesting potential reductions of 115 days on dialysis post-transplant per 100 deceased donor kidney recipients on tegoprubart versus tacrolimus. Sepsis or bacteremia occurred more frequently in the tacrolimus arm (17.2% vs. 4.8%) and viral infection rates (CMV, BK, EBV, fungal) were similar across groups, with no cases of Post-Transplant Lymphoproliferative Disorder or Progressive Multifocal Leukoencephalopathy. Additionally, overall rates of serious adverse events were comparable between treatment arms. From an efficacy standpoint, tegoprubart achieved an eGFR of approximately 69 mL/min/1.73 m² (n=51) at 12 months compared to 66 mL/min/1.73 m² for tacrolimus (n=56). Although the primary endpoint did not reach statistical significance, tegoprubart maintained strong renal function, delivering what the Company believes is one of the highest mean eGFR level reported to date in kidney transplant clinical trials evaluating rejection prevention. Subgroup analyses showed higher eGFRs in nearly all tegoprubart subgroups compared to tacrolimus, particularly among living-related donor recipients (72 mL/min/1.73 m² vs. 62 mL/min/1.73 m²) and high Kidney Donor Profile Index (KDPI > 35) transplants (62 mL/min/1.73 m² vs. 53 mL/min/1.73m²). The efficacy failure composite endpoint, comprising death, graft loss and biopsy proven acute rejection, is the approval endpoint historically recognized by the FDA. Efficacy failure composite endpoint was 22% in the tegoprubart group versus 17% in the tacrolimus group, demonstrating non-inferiority for tegoprubart versus tacrolimus, using a 20% non-inferiority margin. We believe these results, if replicated in a Phase 3 study, would be sufficient to support tegoprubart’s approvability. The rate of acute rejection in all biopsies was 20.6% for tegoprubart group compared with 14.1% in the tacrolimus group. Among patients in the tegoprubart group who experienced acute rejection and remained on treatment through month 12, mean eGFR was 73 mL/min/1.73 m² compared to 50 mL/min/1.73 m² in those who switched to tacrolimus. Additionally, there was one case of donor-specific antibodies in the tegoprubart arm versus two in the tacrolimus arm.

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

In January 2024, we announced that tegoprubart would be evaluated in an investigator-initiated clinical trial conducted at the University of Chicago Medicine’s Transplant Institute. The study is designed to assess the safety of a calcineurin inhibitor-free immunosuppression regimen utilizing tegoprubart in individuals with T1D mellitus undergoing islet cell transplantation. We are not funding the trial and our involvement is limited to supplying tegoprubart for use in the study.

As of March 2026, updated data from this investigator-initiated clinical trial included 12 adults with long-standing T1D undergoing allogeneic islet transplantation at University of Chicago Medicine. Patients had a median duration of diabetes of approximately 33 years and a mean baseline hemoglobin A1c of approximately 8.0%. Among the 10 patients with more than four weeks of follow-up, all achieved insulin independence with a most recent hemoglobin A1c below 6.0%, and a mean most recent hemoglobin A1c of approximately 5.35%. Across the study, glycemic control improved following transplantation, and islet graft function was observed during the follow-up period. Tegoprubart was administered as part of a calcineurin inhibitor-free immunosuppression regimen and was generally well tolerated. Reported post-transplant immunosuppression-related adverse events were managed with dose adjustments of concomitant therapy, including mycophenolic acid. No rejection episodes were reported, and no patients developed de novo donor-specific HLA antibodies. No evidence of nephrotoxicity, hypertension, or neurotoxicity commonly associated with calcineurin inhibitor-based regimens was observed during the reported follow-up period.

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

Tegoprubart is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that tegoprubart binds to CD40L in human cells and blocks CD40L binding on antigen presenting cells and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody, prolonged survival and delayed the onset of neurological disease progression. These pathophysiological manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models.

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

We are seeking to further progress ALS clinical development ; however, we will be unable to continue this program without additional financing dedicated to ALS, and we can provide no assurance that such financing will be available on acceptable terms, or at all.

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

Financing Activities

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Initial Shelf Registration Statement”) with the SEC. The Initial Shelf Registration Statement became effective on October 2, 2024. In advance of the expiration of the Initial Registration Statement, the Company filed on May 1, 2026 a new registration statement on Form S-3 containing a prospectus and prospectus supplement (the “New Shelf Registration Statement”) with the SEC, which is not yet effective. The Initial Shelf Registration Statement will remain effective for a period of up to 180 days until the New Registration Statement becomes effective. As of March 31, 2026, we have not sold any shares under the Sales Agreement.

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

Common Stock Warrants

As of March 31, 2026, common stock warrants were exercisable into an aggregate of 15,151,518 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers) at an exercise price of $3.00 per share. These warrants expire on May 5, 2028. The shares of common stock underlying the common stock warrants are registered for offer and sale under the Securities Act pursuant to our effective registration statements on Forms S-3.

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

CRITICAL ACCOUNTING ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of the 2025 Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026, as compared to those disclosed in the 2025 Form 10-K.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table provides comparative unaudited results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Variance

Operating expenses:
Research and development	$17,197	$13,531	$3,666
General and administrative	3,984	4,433	(449)
Total operating expenses	21,181	17,964	3,217
Loss from operations	(21,181)	(17,964)	(3,217)
Other income, net	1,118	1,409	(291)
Change in fair value of warrant liabilities	(18,962)	10,060	(29,022)
Net loss	$(39,025)	$(6,495)	$(32,530)
Unrealized loss on available-for-sale securities, net	(96)	(44)	(52)
Comprehensive loss	$(39,121)	$(6,539)	$(32,582)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Variance

Tegoprubart - kidney transplantation programs	$5,414	$8,531	$(3,117)
Tegoprubart - other development programs	—	(168)	168
Manufacturing	7,786	1,670	6,116
Personnel-related	2,847	2,418	429
Stock-based compensation	1,085	1,019	66
Other expenses	65	61	4
Total research and development expenses	$17,197	$13,531	$3,666

Research and development expenses increased $3.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to the following:

•
a decrease of $3.1 million in expenses related to Tegoprubart - kidney transplantation programs, primarily driven by lower external CRO costs, related to the close-out activities of our Phase 2 BESTOW trial for kidney transplantation;
•
an increase of $0.2 million in expenses related to Tegoprubart - other development programs, primarily external CRO costs, driven by a credit recognized in the prior-year period from the reversal of a liability associated with close-out activities for our terminated IgAN program.
•
an increase of $6.1 million in manufacturing costs, primarily due to contract manufacturing expenses associated with increased production of drug substance and drug product clinical trial supply. We expect manufacturing costs to continue to increase as we advance our clinical programs, including preparation for a potential Phase 3 kidney transplantation trial;

•
an increase of $0.4 million in personnel-related expenses, driven by increased headcount supporting ongoing clinical development programs; and
•
an increase of $0.1 million in stock-based compensation expense, primarily attributable to new time-based stock option grants.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Variance

Professional services	$1,610	$1,306	$304
Personnel-related	956	1,029	(73)
Stock-based compensation	1,117	1,845	(728)
Other expenses	301	253	48
Total general and administrative expenses	$3,984	$4,433	$(449)

General and administrative expenses decreased by $0.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily attributable to the following:

•
an increase of $0.3 million in professional and consulting expenses, primarily driven by increased audit and legal services;
•
a decrease of $0.1 million in personnel-related expenses, primarily due to a decrease in consultant expenses and travel costs; and
•
a decrease of $0.7 million in stock-based compensation expense, primarily due to certain equity awards granted in prior periods becoming fully vested, resulting in no further expense recognition for those awards in the current period.

Other Income, Net

Other income, net for the three months ended March 31, 2026 decreased by $0.3 million compared to the three months ended March 31, 2025, primarily due to lower interest rates and lower average balances of cash, cash equivalents, and short-term investments.

Change in Fair Value of Warrant Liabilities

For the three months ended March 31, 2026, the fair value of warrant liabilities increased by $19.0 million. This change was primarily driven by an increase in the fair value of the Common Warrants, reflecting an increase in the Company’s stock price during the period. The warrant liability increased from $11.4 million as of December 31, 2025 to $30.4 million as of March 31, 2026.

By comparison, for the three months ended March 31, 2025, the fair value of the warrant liabilities decreased by $10.1 million, primarily due to a decrease in the Company’s stock price during the period. The decrease was driven primarily by a decrease in the fair value of the Common Warrants, with the total warrant liability decreasing from $44.9 million as of December 31, 2024 to $34.8 million as of March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2026, the Company had cash and cash equivalents and short-term investments of $111.1 million, working capital of $100.1 million and an accumulated deficit of $440.2 million.

We do not have any approved products for commercial sale and have never generated revenue from product sales. We have incurred significant net losses since our inception and expect to continue to incur losses for the foreseeable future. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates or enter into collaborative arrangements with third parties. We currently have no credit facility or committed sources of capital. To date, our operations have been financed primarily by net proceeds from the sale of preferred and common stock, and the sale of warrants. Additionally, in view of our expectation to incur significant losses for the foreseeable future, we will be required to raise additional capital resources in the future in order to fund our operations, although the availability of, and our access to, such resources is not assured.

Based on our liquidity estimates and our current resources, we have concluded that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months from the date of this report. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available resources sooner than we currently expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Further, from time to time, our operating plans may change, and we may need additional funds to meet operational needs for clinical studies sooner than planned or to fund additional clinical studies. In particular, the initiation of a Phase 3 clinical trial in kidney transplantation and a potential company-sponsored study in islet cell transplantation would require substantial additional capital, and we would need to raise additional financing to initiate such trials. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all, for this trial or our other programs, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of March 31, 2026, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. The issuance of shares of common stock in our prior private placements and underwritten offerings diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity, including through our “at the market” equity offering program, or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(22,612)	$(16,060)
Net cash provided by investing activities	5,956	3,892
Net cash provided by financing activities	—	115
Net change in cash and cash equivalents	$(16,656)	$(12,053)

Operating Activities

For the three months ended March 31, 2026, operating activities used $22.6 million in cash. This net use of cash reflects our net loss of $39.0 million, adjusted for non-cash items that reduced net loss by $20.7 million, consisting of a $19.0 million change in the fair value of warrant liabilities and $2.2 million of stock-based compensation expense, partially offset by $0.5 million related to the accretion of investment discounts. Changes in operating assets and liabilities resulted in a $4.4 million use of cash, primarily driven by a decrease in accrued expenses following the initiation of close-out activities for the Phase 2 BESTOW trial.

For the three months ended March 31, 2025, operating activities used $16.1 million in cash. This net use of cash reflects our net loss of $6.5 million, adjusted for non-cash items that increased net loss by $7.9 million, consisting primarily of a $10.1 million change in the fair value of warrant liabilities and $0.7 million of accretion of investment discounts, partially offset by $2.9 million of stock-based compensation expense. Changes in operating assets and liabilities resulted in a $1.8 million use of cash, primarily driven by a decrease in accounts payable.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $6.0 million, consisting of $49.1 million from maturities of available-for-sale short-term investments, partially offset by $43.1 million in purchases of available-for-sale short-term investments.

Net cash provided by investing activities for the three months ended March 31, 2025 was $3.9 million, consisting of $35.7 million from maturities of available-for-sale short-term investments, partially offset by $31.9 in purchases of available-for-sale short-term investments.

Financing Activities

There were no financing activities for the three months ended March 31, 2026 .

Net cash provided by financing activities for the three months ended March 31, 2025 consisted of $0.1 million from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. The Company has experienced recurring net losses and negative cash flows from operating activities since its inception. The Company’s net loss for the three months ended March 31, 2026 is $39.0 million. As of March 31, 2026, the Company had cash and cash equivalents and short-term investments of $111.1 million, working capital of $100.1 million and an accumulated deficit of $440.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

In view of our expectation to incur significant losses for the foreseeable future, we will be required to raise additional capital resources in the future in order to fund our operations. We can also provide no assurance that other funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise such capital, or if we are unable to do so on acceptable terms, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. For example, the initiation of a Phase 3 clinical trial in kidney transplantation and a potential company-sponsored study in islet cell transplantation would require substantial additional capital, and we would need to raise additional financing to initiate such trials. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all, for this trial or our other programs, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

In addition to the dilution of our current stockholders’ ownership as a result of our prior private placements and underwritten offerings, we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

As of March 31, 2026, there were 75,851,722 shares of our common stock outstanding and pre-funded warrants and common stock warrants to purchase 51,781,090 shares of our common stock outstanding. The issuance of shares of common stock in our prior private placements and underwritten offerings, diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in our prior private placements, underwritten offerings and exchange agreement would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations

The global economy, including the financial and credit markets, continues to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, elevated inflation and interest rates, changes in U.S. trade policy and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain and energy markets. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, the initiation of a Phase 3 clinical trial in kidney transplantation and a potential company-sponsored study in islet cell transplantation would require substantial additional capital, and we would need to raise additional financing to initiate such trials. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all, for this trial or our other programs, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•
there may be changes in governmental regulations or administrative actions. For example, the Trump administration issued an Executive Order that paused the FDA’s rulemaking ability and could affect recently finalized FDA rules that have not yet taken effect. The extent to which such existing or future executive orders impact the healthcare regulatory environment remains uncertain and could materially impact our development and commercialization activities. In addition, our development and commercialization activities could be harmed or delayed by a shutdown of the U.S. government or reduction in funding or staffing at U.S. government agencies, including the FDA and SEC. For example, a prolonged shutdown or the reduction of funding or staffing at the FDA may significantly delay the FDA's ability to timely review and process any submissions we may file or cause other regulatory delays, which could materially and adversely affect our business. Further, government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, we have acquired rights to tegoprubart and other product candidates through a license agreement with The ALS Therapy Development Institute and a manufacturing know-how rights license agreement with Lonza Sales AG, Inc. for the use of certain processes and know-how related to the manufacture of tegoprubart, and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements may impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

We have previously identified and remediated a material weakness in our internal controls over financial reporting, including as described Part II Item 9A, Controls and Procedures of the Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 19, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company concluded that as of December 31, 2025 its internal control over financial reporting was effective, the Company cannot provide assurances that the remediated material weakness will not reoccur, or that a new material weakness will not occur in the future. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If we fail to maintain effective internal controls or any such material weakness is not remediated effectively or in a sufficient amount time, our ability to report our results of operations and financial condition accurately and in a timely manner could be adversely impacted. Further, we could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected on a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2026, the Company completed the issuance of 395,964 shares of its common stock, $0.001 par value per share, to a life sciences-focused lending partner in settlement of a cancellation fee payable to the third party in the amount of $591,393. The shares were sold pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

3.8	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.9	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.10	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

4.1	Form of Exchange Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: May 13, 2026	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial Officer)