Form 10-Q
period 2026-06-30
Eledon Pharmaceuticals, Inc.
filed 2026-08-13
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026 there were 81,261,152 shares of the Registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Quarterly Report on Form 10-Q are forward-looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” “will,” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•
our product development plans, expectations for and the timing of commencement, enrollment, completion, data, and release of results of clinical trials for our product candidates;
•
our expectations regarding the potential uses and efficacies of our product candidates;
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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, actual results may differ materially from those indicated by such forward-looking statements as a result of various factors, including the factors listed under “Risk Factor Summary” below. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company’s actual results to differ significantly from the forward-looking statements contained herein, are described in greater detail in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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
•
Our financial condition raises substantial doubt as to our ability to continue as a going concern if we are unable to raise additional financing to fund our operations. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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

FOR THE QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$6,803	$22,808
Short-term investments	81,953	110,528
Prepaid expenses and other current assets	4,335	2,352
Total current assets	93,091	135,688
Operating lease asset, net	445	613
In-process research and development	32,386	32,386
Other assets	172	322
Total assets	$126,094	$169,009
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,214	$3,627
Current operating lease liabilities	381	358
Accrued expenses and other liabilities	8,194	14,359
Total current liabilities	11,789	18,344
Deferred tax liabilities	2,187	2,187
Non-current operating lease liabilities	86	283
Warrant liabilities	40,001	11,416
Total liabilities	54,063	32,230

Commitments and contingencies (Note 7)

Convertible preferred stock, 5,000,000 shares authorized at June 30, 2026 and December 31, 2025:
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at June 30, 2026 and December 31, 2025	2,151	2,151
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 75,800 and 110,086 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	36,867	53,543

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized at June 30, 2026 and 300,000,000 shares authorized at December 31, 2025; 80,891,404 and 75,430,033 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	81	75
Additional paid-in capital	504,904	482,189
Accumulated other comprehensive income (loss)	(114)	24
Accumulated deficit	(471,858)	(401,203)
Total stockholders’ equity	33,013	81,085
Total liabilities, convertible preferred stock and stockholders’ equity	$126,094	$169,009

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses
Research and development	$18,230	$20,276	$35,427	$33,807
General and administrative	4,639	4,457	8,623	8,890
Total operating expenses	22,869	24,733	44,050	42,697
Loss from operations	(22,869)	(24,733)	(44,050)	(42,697)
Other income, net	862	1,224	1,980	2,633
Change in fair value of warrant liabilities	(9,623)	12,293	(28,585)	22,353
Net loss	$(31,630)	$(11,216)	$(70,655)	$(17,711)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(42)	(30)	(138)	(74)
Comprehensive loss	$(31,672)	$(11,246)	$(70,793)	$(17,785)
Basic and diluted earnings per share of common stock	$(0.27)	$(0.13)	$(0.59)	$(0.21)
Weighted-average common shares outstanding, basic and diluted	113,631,565	77,156,068	113,031,223	77,141,196
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(14.79)	$(7.46)	$(33.04)	$(11.78)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	93,876	114,508	104,135	114,508

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity
	Series X Non-Voting Convertible Preferred Stock		Series X1 Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2025	4,422	$2,151	110,086	$53,543	75,430,033	$75	$482,189	$24	$(401,203)	$81,085
Issuance of common stock in connection with vesting of restricted stock units					25,725					—
Issuance of common stock in settlement of liability					395,964	1	597			598
Stock-based compensation							2,202			2,202
Other comprehensive loss								(96)		(96)
Net loss									(39,025)	(39,025)
Balance as of March 31, 2026	4,422	$2,151	110,086	$53,543	75,851,722	$76	$484,988	$(72)	$(440,228)	$44,764
Stock option exercise					36,000		91			91
Issuance of common stock in connection with vesting of restricted stock units					12,500					—
Conversion of Series X1 Preferred Stock to Common Stock			(34,286)	(16,676)	1,904,775	2	16,674			16,676
Pre-funded Warrants Exercise to Common Stock					3,086,407	3	(3)			—
Stock-based compensation							3,154			3,154
Other comprehensive loss								(42)		(42)
Net loss									(31,630)	(31,630)
Balance as of June 30, 2026	4,422	$2,151	75,800	$36,867	80,891,404	$81	$504,904	$(114)	$(471,858)	$33,013

	Convertible Preferred Stock				Stockholders' Equity
	Series X Non-Voting Convertible Preferred Stock		Series X1 Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2024	4,422	$2,151	110,086	$53,543	59,789,275	$60	$417,946	$26	$(355,586)	$62,446
Issuance of common stock in connection with vesting of restricted stock units					42,500					—
Stock option exercise					50,000		115			115
Stock-based compensation							2,864			2,864
Other comprehensive loss								(44)		(44)
Net loss									(6,495)	(6,495)
Balance as of March 31, 2025	4,422	$2,151	110,086	$53,543	59,881,775	$60	$420,925	$(18)	$(362,081)	$58,886
Stock-based compensation							2,694			2,694
Other comprehensive loss								(30)		(30)
Net loss									(11,216)	(11,216)
Balance as of June 30, 2025	4,422	$2,151	110,086	$53,543	59,881,775	$60	$423,619	$(48)	$(373,297)	$50,334

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash flows used in operating activities:
Net loss	$(70,655)	$(17,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	168	153
Accretion of investment discounts	(755)	(1,124)
Stock-based compensation	5,356	5,558
Change in fair value of warrant liabilities	28,585	(22,353)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,833)	(265)
Accounts payable, accrued expenses and other liabilities	(5,981)	2,120
Operating lease liabilities	(174)	(151)
Net cash used in operating activities	(45,289)	(33,773)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(59,385)	(59,254)
Proceeds from maturities of available-for-sale short-term investments	88,578	78,104
Net cash provided by investing activities	29,193	18,850
Cash flows from financing activities:
Proceeds from exercise of stock options	91	115
Net cash provided by financing activities	91	115
Net change in cash and cash equivalents	(16,005)	(14,808)
Cash and cash equivalents at beginning of period	22,808	20,549
Cash and cash equivalents at end of period	$6,803	$5,741
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Issuance of common stock in settlement of liability	$598	$—
Cashless conversion of Series X1 non-voting convertible preferred stock for common stock	$16,676	$—
Unrealized loss on available-for-sale securities, net	$(138)	$(74)

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 19, 2026. The results of operations and comprehensive loss for the three and six months ended June 30, 2026 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Risks, Liquidity, and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has devoted substantially all of its resources to research and development activities, including pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net losses and negative cash flows from operating activities since its inception and expects to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future as it advances the clinical development of its product candidates.

The Company recorded a net loss of $70.7 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents and short-term investments of $88.8 million, working capital of $81.3 million and an accumulated deficit of $471.9 million. Based on the Company's current operating plan, the Company expects that, within the next twelve months, its existing cash, cash equivalents, short-term investments and other available resources will not be sufficient to fund its planned operations and satisfy its obligations as they become due unless it obtains additional financing. Based on these conditions and events that are known and reasonably knowable as of the date these condensed consolidated financial statements are issued, management has concluded that substantial doubt exists about the Company's ability to continue as a going concern.

Accordingly, the Company intends to seek additional capital through public or private equity or debt financings, including through its at-the-market equity offering program, strategic collaborations, licensing arrangements, credit or loan facilities and other available sources. The Company's ability to obtain additional financing is dependent on a number of factors, including, but not limited to, market conditions, investor demand for the Company's common stock or other securities, the progress of its development programs and other business risks and uncertainties. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company.

Although management intends to obtain additional financing through the sources described above, these plans are subject to market conditions and other factors outside the Company's control. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, or the amounts and classification of liabilities, or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and six months ended June 30, 2026 and 2025 is included at the bottom of the table below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
Tegoprubart - kidney transplantation programs	$5,692	$8,705	$11,106	$17,237
Tegoprubart - other development programs	—	—	—	(168)
Manufacturing	7,161	7,626	14,947	9,295
Personnel-related expenses	4,095	3,697	7,898	7,144
Stock-based compensation	3,154	2,694	5,356	5,558
Other segment items*	2,767	2,011	4,743	3,631
Total operating expenses	22,869	24,733	44,050	42,697
Loss from operations	(22,869)	(24,733)	(44,050)	(42,697)
Other income, net	862	1,224	1,980	2,633
Change in fair value of warrant liabilities	(9,623)	12,293	(28,585)	22,353
Net loss	$(31,630)	$(11,216)	$(70,655)	$(17,711)

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

The Company recognized expense related to employer contributions to the plan of $0.1 million for each of the three months ended June 30, 2026 and 2025 and $0.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasuries	$30,871	$—	$(37)	$30,834
U.S. government securities	51,197	—	(78)	$51,119
Total short-term investments	$82,068	$—	$(115)	$81,953

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasuries	$59,839	$27	$(5)	$59,861
U.S. government securities	50,667	9	(9)	50,667
Total short-term investments	$110,506	$36	$(14)	$110,528

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

Financial Assets

The following table summarizes the Company’s financial asset instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	June 30, 2026
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$4,144	$—	$—	$4,144
Total cash equivalents	4,144	—	—	4,144

Short-term investments:
U.S. treasuries	—	30,834	—	30,834
U.S. government securities	—	51,119	—	51,119
Total short-term investments	—	81,953	—	81,953

Total financial assets	$4,144	$81,953	$—	$86,097

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$6,734	$—	$—	$6,734
U.S. treasuries	—	14,955	—	14,955
Total cash equivalents	6,734	14,955	—	21,689

Short-term investments:
U.S. treasuries	—	59,861	—	59,861
U.S. government securities	—	50,667	—	50,667
Total short-term investments	—	110,528	—	110,528
Total financial assets	$6,734	$125,483	$—	$132,217

Warrant Liabilities

The following table summarizes the Company’s warrant liabilities (see Note 8. Preferred Stock and Stockholders’ Equity) measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	June 30, 2026
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$40,001	$40,001

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$11,416	$11,416

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs (in thousands):

Warrant Liability

Balance as of December 31, 2025	$11,416
Change in fair value of warrant liabilities	28,585
Balance as of June 30, 2026	$40,001

The change in fair value of warrant liabilities of $28.6 million was recorded in the unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025

Prepaid clinical	$2,639	$578
Prepaid insurance	286	688
Prepaid manufacturing	288	340
Prepaid other	313	221
Interest income receivable	427	514
Other current assets	382	11
Total prepaid expenses and other current assets	$4,335	$2,352

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025

Accrued clinical	$4,364	$6,531
Accrued compensation and related expenses	2,771	4,176
Accrued manufacturing	735	2,525
Accrued professional services	275	495
Accrued other	49	632
Total accrued expenses and other liabilities	$8,194	$14,359

Note 7. Commitments and Contingencies

Contract Obligations

As of June 30, 2026, the Company has non-cancelable purchase obligations related to manufacturing totaling $15.3 million. The Company expects to fulfill its commitments within the next twelve months under these agreements in the normal course of business, therefore, no related liability has been recorded on the unaudited condensed consolidated balance sheets as of that date.

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended June 30, 2026 and 2025 and $0.2 million for each of the six months ended June 30, 2026 and 2025.

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

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately less than 1.3 years and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025

Operating lease cost(a)	$197	$197
(a) Includes variable operating lease expenses, which are immaterial

Other supplemental cash flow information related to leases were as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$200	$194

Other supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	June 30, 2026	December 31, 2025

Operating leases
Operating lease right-of-use assets	$445	$613

Operating lease liabilities (current)	(381)	(358)
Operating lease liabilities (non-current)	(86)	(283)
Total lease obligations under operating leases	$(467)	$(641)

Weighted-average remaining lease term (in years)	1.3	1.7
Weighted-average discount rate	9.41%	9.44%

As of June 30, 2026, future minimum payments under non-cancelable operating leases, were as follows (in thousands):

June 30,
2026

2026 (remainder of)	$203
2027	294
Total minimum lease payments	497
Less imputed interest	(30)
Present value of lease liabilities	467
Less current portion of operating lease liabilities	381
Non-current operating lease liabilities	$86

Grants and Licenses

ALS Therapy Development Institute License Agreement

In May 2015, Anelixis executed a License Agreement (the “ALS TDI Agreement”), which is an exclusive patent rights agreement with ALS Therapy Development Institute (“ALS TDI”) for certain patents and “know-how” of ALS TDI. The ALS TDI Agreement continues until the licensee terminates the agreement with ninety days written notice. The ALS TDI Agreement requires license fees payable to ALS TDI, subject to the achievement of certain milestones and other conditions.

The first and second milestones of the ALS TDI Agreement are the dosing of the first subjects in a first toxicity study in non-human primates and the dosing of the first patient in a Phase I Clinical Trial, respectively. Both of these milestones were achieved prior to 2024. The fee due upon achievement of each milestone was $1.0 million, and as the payments became due, the Company settled the obligations through the issuance of common stock in lieu of cash payments.

The ALS TDI Agreement was amended and restated in February 2020, and a first amendment to the restated license agreement was executed in September 2020. As amended in September 2020, the remaining milestone payments for a first licensed product total $6.0 million. In the event that the Company develops a second licensed product, the Company is obligated to pay up to $2.5 million in additional milestone payments.

In addition to the milestone payments, the Company is required to pay ALS TDI an amended annual license maintenance fee of $0.1 million beginning on the earlier of January 1, 2022, the Company’s first sublicense, or change in control, as defined in the ALS TDI Agreement. The Company has made a $0.1 million annual license maintenance fee each year since 2022.

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

There were no milestones achieved during the six months ended June 30, 2026 or 2025.

Lonza Sales AG License Agreement

In September 2018, Anelixis executed a License Agreement (the “Lonza Agreement”), which is a manufacturing know-how rights agreement with Lonza Sales AG (“Lonza”) for the use of certain processes and know-how related to the manufacture of tegoprubart. The Lonza Agreement continues until the later of the last Valid Claim (as defined therein) or ten years from the First Commercial Sale of tegoprubart, as defined and subject to the conditions therein. A royalty in the low single digits will be due on aggregate net sales of tegoprubart that is manufactured by Lonza or any other third-party or licensee. For the six months ended June 30, 2026 and 2025, the Company has not paid any royalties under the Lonza Agreement.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual as of June 30, 2026 and December 31, 2025.

Note 8. Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding at each at June 30, 2026 and December 31, 2025, respectively; and
•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 75,800 and 110,086 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.

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

On April 9, 2026, the Company issued an aggregate of 1,248,832 shares of its common stock upon the conversion of an aggregate of 22,479 shares of its Series X1 non-voting convertible preferred stock held by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC, in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 non-voting convertible preferred stock. The conversion did not result in any cash proceeds to the Company.

On June 30, 2026, the Company issued an aggregate of 655,943 shares of its common stock upon the conversion of an aggregate of 11,807 shares of its Series X1 non-voting convertible preferred stock held by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC, in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 non-voting convertible preferred stock. The conversion did not result in any cash proceeds to the Company.

Common Stock

On June 10, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). At the 2025 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000 shares.

On June 18, 2026, the Company held its 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). At the 2026 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000 shares.

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

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the Common Warrants as of June 30, 2026 and December 31, 2025 as follows:

	June 30, 2026	December 31, 2025

Expected stock price volatility	119.5%	110.5%
Risk-free interest rate	4.1%	3.6%
Expected term (in years)	2.0	2.5
Share price	$3.94	$1.51

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at-the-market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Initial Shelf Registration Statement”) with the SEC. The Initial Shelf Registration Statement became effective on October 2, 2024. In advance of the expiration of the Initial Shelf Registration Statement, the Company filed on May 1, 2026 a new registration statement on Form S-3 containing a prospectus and prospectus supplement with the SEC, which became effective on May 11, 2026 and replaces the Initial Shelf Registration Statement. As of June 30, 2026, the Company has not sold any shares under the Sales Agreement.

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

The 2025 Underwritten Offering closed on November 13, 2025 and resulted in gross proceeds of $57.5 million or net proceeds of approximately $53.6 million after deducting the underwriting discounts and commissions and offering expenses. The 2025 Underwritten Offering was made pursuant to the Initial Shelf Registration Statement and a prospectus supplement relating to the 2025 Underwritten Offering dated November 12, 2025.

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

2025 Warrant Exchange Agreement

On December 30, 2025, the Company entered into an exchange agreement (the “Warrant Exchange Agreement”) with Coastlands Capital Partners LP (“Coastlands Capital”), pursuant to which Coastlands Capital agreed to exchange 4,203,764 shares of the Company’s common stock for a pre-funded warrant to purchase an aggregate of 4,203,764 shares of common stock (the “Exchange Warrant”), and the Company cancelled the 4,203,764 shares of common stock delivered in the exchange.

Coastlands Capital (together with its affiliates) may not exercise any portion of the Exchange Warrant to the extent that, after giving effect to such exercise, Coastlands Capital (together with its affiliates and any other persons acting as a group together with Coastlands Capital or any of its affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Exchange Warrant. Coastlands Capital may increase or decrease such beneficial ownership limitation, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Exchange Warrant.

On June 4, 2026, the Company issued 2,999,138 shares of its common stock to Coastlands Capital Partners LP upon the cashless exercise of 3,000,000 pre-funded warrants in accordance with the terms of the pre-funded warrant issued pursuant to the Warrant Exchange Agreement, dated December 30, 2025, by and between the Company and Coastlands Capital Partners LP. The exercise did not result in any cash proceeds to the Company.

Common Stock Warrants and Pre-Funded Warrants

As of June 30, 2026, common stock warrants and pre-funded warrants exercisable for an aggregate of 48,693,790 shares of common stock were outstanding. The pre-funded warrants are exercisable for shares of common stock at a nominal exercise price and were fully paid for at issuance, except for the nominal exercise amount. The pre-funded warrants are intended to be economically equivalent to the Company’s common stock. The common stock warrants are exercisable for shares of common stock at an exercise price of $3.00 per share and expire on May 5, 2028.

On April 10, 2026, the Company issued 87,269 shares of its common stock to MSI BVF SPV, LLC upon the cashless exercise of 87,300 pre-funded warrants in accordance with the terms of the pre-funded warrants issued pursuant to the underwriting agreement, dated October 29, 2024, by and between the Company and Leerink Partners, LLC, as representative of the several underwriters named therein. The exercise did not result in any cash proceeds to the Company.

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total

Balance as of December 31, 2025	15,151,518	36,629,572	51,781,090
Issued	—	—	—
Exercised	—	(3,087,300)	(3,087,300)
Cancelled/Expired	—	—	—
Balance as of June 30, 2026	15,151,518	33,542,272	48,693,790

As of June 30, 2026 the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

2023 Securities Purchase Agreement common warrants	15,151,518	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,844,207	$0.001	N/A
2025 Underwritten Offering pre-funded warrants	15,151,515	$0.001	N/A
2025 Warrant Exchange Agreement	1,203,764	$0.001	N/A
Balance as of June 30, 2026	48,693,790

Note 9. Stock-Based Compensation

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

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of June 30, 2026. The number of shares reserved for issuance under the 2020 Plan and the Company’s Employee Stock Purchase Plan was 3,370,859 and 24,077 shares, respectively, as of June 30, 2026.

Total stock-based compensation expense was recognized in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Research and development	$2,086	$1,083	$3,171	$2,102
General and administrative	1,068	1,611	2,185	3,456
Total stock-based compensation	$3,154	$2,694	$5,356	$5,558

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

For purposes of the diluted net loss per share calculation, incentive stock options, RSUs and common warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Basic weighted average shares outstanding as of June 30, 2026 and 2025 include 33,542,272 and 17,274,293 shares, respectively, underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

The calculation of basic and diluted earnings per share for our common stock and Preferred Stock were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands, except share and per share data)
Weighted-average common shares outstanding, basic and diluted	113,631,565	77,156,068	113,031,223	77,141,196
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	93,876	114,508	104,135	114,508

Net loss used in the calculation of basic and diluted loss per share	$(31,630)	$(11,216)	$(70,655)	$(17,711)

Net loss available to common stock	$(30,242)	$(10,362)	$(67,215)	$(16,362)
Net loss per share, common stock, basic and diluted	$(0.27)	$(0.13)	$(0.59)	$(0.21)

Net loss available to Series X and Series X1 non-voting convertible preferred stock	$(1,388)	$(854)	$(3,440)	$(1,349)
Basic and diluted earnings per share of Series X and Series X1 non-voting convertible preferred stock	$(14.79)	$(7.46)	$(33.04)	$(11.78)

The following table presents potentially dilutive securities outstanding based on the market price of the Company’s common stock as of June 30, 2026 and 2025 that were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. These securities consist of incentive stock options, RSUs and common warrants (other than pre-funded warrants) outstanding during the respective periods.

	As of June 30,
	2026	2025

Stock options outstanding and other equity awards	12,442,838	7,382,039
Common warrants outstanding	15,151,518	3,117,540
Total	27,594,356	10,499,579

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

Strategy

Our business strategy is to optimize the clinical and commercial value of tegoprubart and become a global biotechnology company with a focused immunology franchise. Our strategy is to develop tegoprubart for the prevention of rejection of allograft (i.e., transplanting an organ from one human to another) and xenograft (i.e., transplanting an organ from an animal to a human) organs and cells, and for the treatment of ALS. We selected our indications based on preclinical and clinical data that was generated with either tegoprubart or historical anti-CD40L molecules. We remain committed to further progressing ALS clinical development; however, we are unable to continue developing tegoprubart for ALS without additional funding.

Acquisition

In September 2020, we acquired Anelixis Therapeutics, Inc. (“Anelixis”), the company that owned and controlled the intellectual property related to tegoprubart. See Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details of grants and licenses related to this acquisition.

Prior to our acquisition of Anelixis, we focused on developing medicines for patients with disorders of the ear, nose, and throat (“ENT”). In June 2020, we announced that our lead program did not achieve statistical significance for the primary efficacy endpoints in the treatment of acute otitis media. As a result of this failure to achieve the primary study endpoint, we suspended the clinical development of our legacy ENT assets while we assessed potential development strategies. Following the June 2020 announcement, we significantly curtailed development expenses as we sought to identify strategic alternatives that would maximize stockholder value. As a result of these activities, we acquired Anelixis in September 2020, as described above. After acquiring Anelixis, we terminated our ENT activities and returned our product rights to the original license holders in July 2021.

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Kidney Transplantation

In January 2023, we announced plans to prioritize and focus resources on our kidney transplantation programs. We are first focusing on kidney transplantation as this is the most common type of solid organ transplantation in the U.S. with an estimated 270,000 Americans living with a transplanted kidney. There are an estimated 28,000 kidneys transplanted annually in the U.S. Approximately 100,000 people in the U.S. are on a waiting list where they typically wait an average 3-5 years for a kidney transplant while about 5,000 people in the U.S. in need of a kidney transplant die each year waiting for a suitable kidney. Approximately 11% of U.S. people on the waiting list are waiting for a repeat transplant. There remains a critical shortage of kidneys and other organs available for transplantation.

There has been little innovation in immunosuppression therapy for organ transplant patients over the past 30 years. The standard of care immunosuppressive drugs used post-transplant have been shown to reduce the risk of organ rejection, but they are also associated with potentially toxic side effects. Organ transplant recipients require immunosuppression therapy on a lifelong basis, and any disruption in the immunosuppression therapy can trigger transplant rejection. Calcineurin inhibitors (“CNIs”) are a critical component of most immunosuppressive regimens for kidney transplants to prevent acute and long-term kidney transplant rejection. However, chronic exposure to CNIs (tacrolimus is the drug most commonly used) is associated with nephrotoxicity, hypertension, new onset diabetes due to pancreatic beta cell toxicity, as well as central nervous system (“CNS”) side effects, like tremor. Over time, these CNI side effects may significantly damage the transplanted kidneys or result in a requirement for reduced exposures to CNIs which can lead to an increased risk of rejection. Moreover, CNS side effects like tremors may result in patients decreasing their adherence to their medicines. Today, an implanted kidney is expected to fail within 10-15 years on average using currently available immunosuppression options. The fact that American transplant patients are on average in their 50s means that many of them will ultimately need a second or even third transplant procedure during their lifetime or a return to dialysis.

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

Phase 1b Clinical Trial

We have received regulatory approvals in the United States, Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart in up to 36 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. Each participant receives rabbit antithymocyte globulin induction and a maintenance regimen consisting of tegoprubart, mycophenolate mofetil, and corticosteroids. The primary endpoint of the study is safety. Other endpoints include estimated glomerular filtration rate (“eGFR”), characterizing the pharmacokinetic profile of tegoprubart, and the incidence of biopsy-proven rejection.

Better graft function as assessed by eGFR has been associated with improved long-term patient and graft survival and is an early predictor of future graft failure. Historical studies have reported average eGFRs generally in the low 50

mL/min/1.73 m2 range during the first year after kidney transplant using current standard of care immunosuppression. An eGFR of 60 mL/min/1.73 m2 or below generally indicates chronic kidney disease.

The first subject in the Phase 1b study was dosed in July 2022. We reported interim safety and efficacy results from the Phase 1b clinical trial in March 2023, and provided updated data in November 2023, June 2024 and August 2025.

At the time of the August 2025 update, which reported data as of July 2025, 32 patients undergoing kidney transplantation were enrolled in the Phase 1b study. The updated data showed that kidney function, as assessed by eGFR, stabilized after the first month post-transplant and remained in the range of approximately 68 mL/min/1.73 m2 through 12 months for patients (n = 12) who remained on tegoprubart. Kidney function in the intention-to-treat population (n=15) was approximately 63 mL/min/1.73 m2 at 12 months. Data from historical studies using the standard of care, CNI-based immunosuppression therapy, typically report aggregate mean eGFR of approximately 53 mL/min/1.73 m2 during the first year after kidney transplant. In addition, preliminary abbreviated iBox data was presented suggesting that tegoprubart may improve 5-year graft survival. Abbreviated iBox, a composite biomarker panel developed by the Paris Transplant Group, incorporates kidney function (eGFR, proteinuria) and immunologic response (donor-specific HLA antibodies) parameters into a single prognostic score. Based on data collected as of July 2025, abbreviated iBox scores were -3.75 in the intention-to-treat population and -4.11 in the on-treatment population, which compare favorably to a -2.98 historical mean for CNIs. A difference in abbreviated iBox score of -0.40 at 12 months is considered predictive of a 4-5% difference in 5-year graft survival suggesting that tegoprubart may have a predicted 5-year allograft survival rate of over 96%. As of July 2025, there were six (18.8%) rejection episodes, and 75% of patients who experienced a rejection had received low-dose rabbit antithymocyte globulin induction. All rejection episodes were successfully treated. Of the patients who experienced a rejection episode and completed a year in the study, three who remained on tegoprubart had a mean eGFR of approximately 73 mL/min/1.73 m2 at 12 months, indicating full recovery of kidney function, while the two patients who switched to standard of care tacrolimus had a mean eGFR of approximately 34 mL/min/1.73 m² at 12 months.

In January 2026, we presented 24-month data from eight patients enrolled in the Phase 1b trial long-term extension evaluating tegoprubart in kidney transplantation at the American Society of Transplant Surgeons Winter Symposium held in Scottsdale, Arizona. During the reported follow-up period, no episodes of biopsy-proven acute rejection, graft loss, death, new-onset diabetes mellitus, or de novo donor-specific antibody formation were observed among participating patients. Mean eGFR increased over the measurement period from 67.0 mL/min/1.73 m² at 12 months to 74.2 mL/min/1.73 m² at 24 months.

Phase 2 BESTOW Trial

In July 2022, we received Investigational New Drug (“IND”) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, with approximately 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the calcineurin inhibitor tacrolimus. The study’s primary objective is to assess graft function as measured by eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives are the assessment of graft survival, biopsy-proven acute rejection, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023 and the last patient was dosed on September 4, 2025.

On November 6, 2025, we announced topline efficacy and safety data for 12-months post transplant from the Phase 2 BESTOW trial evaluating tegoprubart for the prevention of kidney transplant rejection. Safety and efficacy results supported the potential for tegoprubart to provide effective immunosuppression with a favorable safety and tolerability profile compared to tacrolimus. Safety findings underscore tegoprubart’s potential to maintain effective immunosuppression while minimizing the metabolic, neurologic, and cardiovascular toxicities characteristic of tacrolimus-based therapy. Notably, new-onset diabetes developed in approximately 17% of patients receiving tacrolimus versus 2% receiving tegoprubart. Tremor was markedly higher in the tacrolimus group (25.0% vs. 1.6%) and cardiovascular effects, including hypertension (25.0% vs. 15.9%), hypertensive crisis (7.8% vs. 1.6%), and heart failure (4.7% vs. 0%) all favored tegoprubart. Delayed graft function occurred less often with tegoprubart and required shorter dialysis (14.3% vs. 25%; 4.6 days vs. 6.1 days) suggesting potential reductions of 115 days on dialysis post-transplant per 100 deceased donor kidney recipients on tegoprubart versus tacrolimus. Sepsis or bacteremia occurred more frequently in the tacrolimus arm (17.2% vs. 4.8%) and viral infection rates (CMV, BK, EBV, fungal) were similar across groups, with no cases of Post-Transplant Lymphoproliferative Disorder or Progressive Multifocal Leukoencephalopathy. Additionally, overall rates of serious adverse events were comparable between treatment arms. From an efficacy standpoint, tegoprubart achieved an eGFR of approximately 69 mL/min/1.73 m² (n=51) at 12 months compared to 66 mL/min/1.73 m² for tacrolimus (n=56). Although the primary endpoint did not reach statistical significance, tegoprubart maintained strong renal function, delivering what the Company believes is one of the highest mean eGFR levels reported to date in kidney transplant clinical trials evaluating rejection prevention. Subgroup analyses showed higher eGFRs in nearly all tegoprubart subgroups compared to tacrolimus, particularly among living-related donor recipients (72 mL/min/1.73 m² vs. 62 mL/min/1.73 m²) and high Kidney Donor Profile Index (KDPI > 35) transplants (62 mL/min/1.73 m² vs. 53 mL/min/1.73 m²). The efficacy failure composite endpoint, comprising death, graft loss and biopsy proven acute rejection, is the approval endpoint historically recognized by the FDA. The efficacy failure composite endpoint was 22% in the tegoprubart group versus 17% in the tacrolimus group, demonstrating non-inferiority for tegoprubart versus tacrolimus, using a 20% non-inferiority margin. We believe these results, if replicated in a Phase 3 study, would be sufficient to support tegoprubart’s approvability. The rate of acute rejection in all biopsies was 20.6% for tegoprubart group compared with 14.1% in the tacrolimus group. Among patients in the tegoprubart group who experienced acute rejection and remained on treatment through month 12, mean eGFR was 73 mL/min/1.73 m² compared to 50 mL/min/1.73 m² in those who switched to tacrolimus. Additionally, there was one case of donor-specific antibodies in the tegoprubart arm versus two in the tacrolimus arm.

Phase 2 Open-Label Extension Study

In October 2023, we enrolled the first participant in a Phase 2 open-label extension study which is designed to evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in either the ongoing Phase 1b study or the Phase 2 BESTOW study.

In June 2026, we announced new long-term data from our Phase 2 BESTOW clinical program evaluating tegoprubart for the prevention of kidney transplant rejection, including updated results from the Phase 2 BESTOW trial and new long-term follow-up data from the BESTOW long-term extension study. Among patients who completed 12 months of treatment in the BESTOW trial, 96% (49/51) of tegoprubart-treated patients and 86% (48/56) of tacrolimus-treated patients enrolled in the long-term extension study. As of the data cutoff, mean follow-up was 21 months, with 89 patients followed through 18 months, 20 patients followed through 24 months, and the longest-followed ongoing patient followed for approximately 33 months. Kidney graft function, as assessed by eGFR, stabilized after the first month of treatment and remained higher in tegoprubart-treated patients than in tacrolimus-treated patients at each reported time point. At month 18, tegoprubart-treated patients demonstrated a statistically significant, approximately 12 mL/min/1.73 m² higher mean eGFR compared to tacrolimus-treated patients (74 vs. 61 mL/min/1.73 m²; p<0.05). No biopsy-proven acute rejection (BPAR) events were observed in tegoprubart-treated patients after the first six months of treatment, whereas in the tacrolimus arm, seven of 11 total BPAR events (approximately 64%) occurred after six months, including two events after 12 months: one new case of active antibody-mediated rejection (aAMR) and one recurrent case of active T-cell-mediated rejection with aAMR. In an exploratory analysis of patients who experienced rejection following transplantation, those who remained on tegoprubart maintained higher mean eGFR than tacrolimus-treated patients who experienced rejection, with the observed difference increasing from approximately 15 mL/min/1.73 m² at 12 months to approximately 25 mL/min/1.73 m² at 21 months. Patient-reported outcome measures demonstrated lower symptom burden among tegoprubart-treated patients compared to tacrolimus-treated patients at 52 weeks, with statistically significant improvements on the Modified Transplant Symptom Occurrence and Symptom Distress Scale (MTSOSD-59R; treatment difference: -12.2; 95% CI: -19.7, -4.6; p<0.05) and the KDQOL-36 Symptoms and Problems domain (treatment difference: 5.7; 95% CI: 1.0, 10.5; p<0.05). Long-term follow-up from our Phase 1b study for patients treated at the 20 mg/kg dose of tegoprubart was consistent with the Phase 2 BESTOW results, with no BPAR episodes observed after six months in tegoprubart-treated patients. From a safety perspective, key central nervous system and kidney-related adverse events in the long-term extension study were observed more frequently in the tacrolimus arm than in the tegoprubart arm, including headache (12% vs. 2%), extremity pain (10% vs. 0%), fall or loss of balance (6% vs. 0%), acute kidney injury (6% vs. 2%), and diarrhea (21% vs. 10%). No graft loss, PML, PTLD, BK or CMV nephropathy/disease, or new malignancies were reported in the long-term extension study, and no new proteinuria was reported in the tegoprubart arm. One death occurred in the tegoprubart arm and was not attributed to the study drug.

Phase 3 Planning

In the second quarter of 2026, we held an End-of-Phase 2 meeting with the FDA, and following that meeting we have established the regulatory framework for our Phase 3 kidney transplantation program and plan to initiate Phase 3 clinical development of tegoprubart in late 2026. We expect the Phase 3 primary endpoint to be non-inferiority versus tacrolimus at 52 weeks on a composite of BPAR, graft loss and death. The Phase 3 study is expected to incorporate key learnings from the Phase 2 BESTOW trial and ongoing long-term extension study. We will need to raise additional financing to initiate a Phase 3 clinical trial in kidney transplantation. There can be no assurance such financing will be available to us on acceptable terms, or at all, for this trial, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

We expect to continue discussions with regulatory authorities regarding the potential path to market for tegoprubart in xenotransplantation.

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Islet Cell Transplantation (“ICT”)

Type 1 diabetes (“T1D”) is a T cell mediated autoimmune disease with progressive loss of insulin producing pancreatic beta cells and affects approximately 2 million persons in the United States. Approximately 33% of people with T1D report impaired awareness of hypoglycemia regardless of continuous glucose monitoring or automated insulin usage. Approximately 12% of people with T1D experience recurrent severe hypoglycemic episodes annually, putting them at higher risk for adverse outcomes such as seizures, coma, and death. ICT is gaining attention as a therapeutic option for T1D because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia. The advances made in this field over the past decade have improved patient outcomes, and the procedure has been evolving from an experimental treatment to a clinical treatment option.

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

In 2022, the FDA granted orphan drug designation to tegoprubart for the prevention of allograft rejection in pancreatic islet cell transplantation.

In January 2024, we announced that tegoprubart would be evaluated in an investigator-initiated clinical trial conducted at the University of Chicago Medicine’s Transplant Institute. The study is designed to assess the safety of a CNI-free immunosuppression regimen utilizing tegoprubart in individuals with T1D mellitus undergoing islet cell transplantation. We are not funding the trial and our involvement is limited to supplying tegoprubart for use in the study.

As of March 2026, updated data from this investigator-initiated clinical trial included 12 adults with long-standing T1D undergoing allogeneic islet transplantation at University of Chicago Medicine. Among the 10 patients with more than four weeks of follow-up, all achieved insulin independence with a most recent hemoglobin A1c (“HbA1c”) below 6.0% and a mean most recent HbA1c of approximately 5.35%. Tegoprubart, administered as part of a CNI-free immunosuppression regimen, was generally well tolerated, with no rejection episodes, no de novo donor-specific HLA antibodies, and no evidence of nephrotoxicity, hypertension, or neurotoxicity observed during the reported follow-up period.

In June 2026, we announced further updated results from this investigator-initiated trial. All 12 adults enrolled in the trial showed stable islet graft function over a median and maximum post-transplant follow-up period of 8 and 22 months, respectively. All 12 patients continued to achieve insulin independence, meaning they no longer required chronic, exogenous insulin therapy to manage their T1D, and all patients demonstrated a most recent HbA1c below the diabetic threshold of 6.5%, with a mean most recent HbA1c of approximately 5.4% across the cohort. While all enrolled patients reported recurrent severe hypoglycemic events prior to transplantation, no severe hypoglycemic episodes were reported following transplantation. Higher levels of post-transplant islet cell engraftment were observed with the tegoprubart-based immunosuppression regimen than in historical patients treated with a tacrolimus-based immunosuppression regimen at the same center. There were no rejection episodes, and no patients developed de novo donor-specific HLA antibodies. Tegoprubart-based immunosuppression was generally well tolerated, with immunosuppression-related adverse events generally successfully treated by lowering the mycophenolic acid dose, if necessary, and no evidence of nephrotoxicity, hypertension, or neurotoxicity, which are commonly associated with CNI-based immunosuppression regimens, was observed. We believe these findings further support the potential of CD40L blockade to enable effective islet graft protection while avoiding the toxicities of CNIs such as tacrolimus.

Following our interactions with the FDA, we are advancing our plans to launch a registrational path study for tegoprubart in islet cell transplantation. We will need to raise additional financing to initiate registrational studies in islet cell transplantation. There can be no assurance such financing will be available to us on acceptable terms, or at all, for these studies, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Liver Transplantation

In March 2026, the FDA granted orphan drug designation to tegoprubart for the prevention of allograft rejection in liver transplantation, the third orphan drug designation received by tegoprubart from the FDA.

We plan to initiate an investigator-led study evaluating tegoprubart for the prevention of allograft rejection in patients receiving a de novo liver transplant.

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

Tegoprubart is designed to block CD40L binding to CD40, thereby potentially inhibiting neuroinflammatory pathways leading to disease progression in ALS. In vitro proof-of-concept studies have shown that tegoprubart binds to CD40L in human cells and blocks the CD40L binding on antigen presenting cells and activated T cells. The potential for therapeutic benefit of CD40L blockage in treating ALS has been demonstrated in a SOD1 mouse model of ALS, where a murine anti-CD40L antibody prolonged survival and delayed the onset of neurological disease progression. These pathophysiological manifestations are believed to be due to reduced immune cell infiltration of macrophages into skeletal muscle and their destroying denervated nerves. The plasticity of the nervous system to repair itself in the absence of this immune cell attack is believed to result in improved neuromuscular junction occupancy and improved muscle function. Blocking CD40L signaling also prevents pro-inflammatory polarization of lymphocytes, reduced neuroinflammation and improved motor neuron survival in rodent ALS models.

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

We are seeking to further progress ALS clinical development; however, we will be unable to continue this program without additional financing dedicated to ALS, and we can provide no assurance that such financing will be available on acceptable terms, or at all.

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

In August 2022, we received IND clearance from the FDA to evaluate tegoprubart for the treatment of IgAN. The Phase 2 global study was a 96-week open-label, dose ranging trial, and included both a high dose and a low dose cohort. The primary endpoint was change in urinary protein:creatinine ratio at week twenty-four. Secondary endpoints included change in eGFR at week 96 as well as safety and tolerability. The first subject was dosed in May 2022. We reported interim safety data from the Phase 2 high dose cohort in March 2023.

Financing Activities

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at-the-market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Initial Shelf Registration Statement”) with the SEC. The Initial Shelf Registration Statement became effective on October 2, 2024. In advance of the expiration of the Initial Shelf Registration Statement, the Company filed on May 1, 2026 a new registration statement on Form S-3 containing a prospectus and prospectus supplement with the SEC, which became effective on May 11, 2026 and replaces the Initial Shelf Registration Statement. As of June 30, 2026, we have not sold any shares under the Sales Agreement.

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

The 2025 Underwritten Offering closed on November 13, 2025 and resulted in gross proceeds of $57.5 million or net proceeds of approximately $53.6 million after deducting the underwriting discounts and commissions and offering expenses. The 2025 Underwritten Offering was made pursuant to the Initial Shelf Registration Statement and a prospectus supplement relating to the 2025 Underwritten Offering dated November 12, 2025.

A holder of the 2025 Offering Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a 2025 Offering Pre-Funded Warrant to the extent that, after giving effect to such exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such 2025 Offering Pre-Funded Warrant. A holder, upon notice to the Company, may increase or decrease such beneficial ownership limitation, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the 2025 Offering Pre-Funded Warrant.

2025 Warrant Exchange Agreement

On December 30, 2025, the Company entered into an exchange agreement (the “Warrant Exchange Agreement”) with Coastlands Capital Partners LP (“Coastlands Capital”), pursuant to which Coastlands Capital agreed to exchange 4,203,764 shares of the Company’s common stock for a pre-funded warrant to purchase an aggregate of 4,203,764 shares of the Company’s common stock (the “Exchange Warrant”), and the Company cancelled the 4,203,764 shares of common stock delivered in the exchange.

Coastlands Capital (together with its affiliates) may not exercise any portion of the Exchange Warrant to the extent that, after giving effect to such exercise, Coastlands Capital (together with its affiliates and any other persons acting as a group together with Coastlands Capital or any of its affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Exchange Warrant. Coastlands Capital may increase or decrease such beneficial ownership limitation, provided that in no event shall the limitation exceed 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Exchange Warrant.

On June 4, 2026, the Company issued 2,999,138 shares of its common stock to Coastlands Capital Partners LP upon the cashless exercise of 3,000,000 pre-funded warrants in accordance with the terms of the pre-funded warrant issued pursuant to the Warrant Exchange Agreement. The exercise did not result in any cash proceeds to the Company.

Common Stock Warrants, Convertible Preferred Stock and Pre-Funded Warrants

As of June 30, 2026, common stock warrants were exercisable into an aggregate of 15,151,518 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers) at an exercise price of $3.00 per share. These warrants expire on May 5, 2028. The shares of common stock underlying the common stock warrants are registered for offer and sale under the Securities Act pursuant to our effective registration statements on Forms S-3.

On April 9, 2026, the Company issued an aggregate of 1,248,832 shares of its common stock upon the conversion of an aggregate of 22,479 shares of its Series X1 non-voting convertible preferred stock held by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC, in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 non-voting convertible preferred stock. The conversion did not result in any cash proceeds to the Company.

On April 10, 2026, the Company issued 87,269 shares of its common stock to MSI BVF SPV, LLC upon the cashless exercise of 87,300 pre-funded warrants in accordance with the terms of the pre-funded warrants issued pursuant to the underwriting agreement, dated October 29, 2024, by and between the Company and Leerink Partners, LLC, as representative of the several underwriters named therein. The exercise did not result in any cash proceeds to the Company.

On June 30, 2026, the Company issued an aggregate of 655,943 shares of its common stock upon the conversion of an aggregate of 11,807 shares of its Series X1 non-voting convertible preferred stock held by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC, in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 non-voting convertible preferred stock. The conversion did not result in any cash proceeds to the Company.

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

CRITICAL ACCOUNTING ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of the 2025 Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026, as compared to those disclosed in the 2025 Form 10-K.

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

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Item 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for additional information.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table provides comparative unaudited results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Variance

Operating expenses:
Research and development	$18,230	$20,276	$(2,046)
General and administrative	4,639	4,457	182
Total operating expenses	22,869	24,733	(1,864)
Loss from operations	(22,869)	(24,733)	1,864
Other income, net	862	1,224	(362)
Change in fair value of warrant liabilities	(9,623)	12,293	(21,916)
Net loss	$(31,630)	$(11,216)	$(20,414)
Unrealized loss on available-for-sale securities, net	(42)	(30)	(12)
Comprehensive loss	$(31,672)	$(11,246)	$(20,426)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Variance

Tegoprubart - kidney transplantation programs	$5,692	$8,705	$(3,013)
Tegoprubart - other development programs	—	—	—
Manufacturing	7,161	7,626	(465)
Personnel-related	3,208	2,808	400
Stock-based compensation	2,086	1,083	1,003
Other expenses	83	54	29
Total research and development expenses	$18,230	$20,276	$(2,046)

Research and development expenses decreased $2.0 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily attributable to the following:

•
a decrease of $3.0 million in expenses related to Tegoprubart - kidney transplantation programs, primarily driven by lower external CRO costs related to the close-out activities of our Phase 2 BESTOW trial for kidney transplantation;
•
a decrease of $0.5 million in manufacturing costs, primarily due to contract manufacturing expenses associated with decreased production of drug substance and drug product clinical trial supply. We expect manufacturing costs to increase as we advance our clinical programs, including preparation for a potential Phase 3 kidney transplantation trial;
•
an increase of $0.4 million in personnel-related expenses, driven by increased headcount supporting ongoing clinical development programs; and
•
an increase of $1.0 million in stock-based compensation expense, primarily attributable to accelerated vesting of stock option grants.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Variance

Professional services	$2,332	$1,626	$706
Personnel-related	887	889	(2)
Stock-based compensation	1,068	1,611	(543)
Other expenses	352	331	21
Total general and administrative expenses	$4,639	$4,457	$182

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to the following:

•
an increase of $0.7 million in professional and consulting expenses, primarily driven by increased audit and corporate communication services, offset by;
•
a decrease of $0.5 million in stock-based compensation expense, primarily due to certain equity awards granted in prior periods becoming fully vested, resulting in no further expense recognition for those awards.

Other Income, Net

Other income, net for the three months ended June 30, 2026 decreased by $0.4 million compared to the three months ended June 30, 2025, primarily due to lower interest rates and lower average balances of cash, cash equivalents, and short-term investments.

Change in Fair Value of Warrant Liabilities

For the three months ended June 30, 2026, the fair value of warrant liabilities increased by $9.6 million. This change was primarily driven by an increase in the fair value of the Common Warrants, reflecting an increase in the Company’s stock price during the period.

By comparison, for the three months ended June 30, 2025, the fair value of the warrant liabilities decreased by $12.3 million, primarily due to a decline in the Company’s stock price during the period.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table provides comparative unaudited results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Variance

Operating expenses:
Research and development	$35,427	$33,807	$1,620
General and administrative	8,623	8,890	(267)
Total operating expenses	44,050	42,697	1,353
Loss from operations	(44,050)	(42,697)	(1,353)
Other income, net	1,980	2,633	(653)
Change in fair value of warrant liabilities	(28,585)	22,353	(50,938)
Net loss	$(70,655)	$(17,711)	$(52,944)
Unrealized loss on available-for-sale securities, net	(138)	(74)	(64)
Comprehensive loss	$(70,793)	$(17,785)	$(53,008)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Variance

Tegoprubart - kidney transplantation programs	$11,106	$17,237	$(6,131)
Tegoprubart - other development programs	—	(168)	168
Manufacturing	14,947	9,295	5,652
Personnel-related	6,055	5,226	829
Stock-based compensation	3,171	2,102	1,069
Other expenses	148	115	33
Total research and development expenses	$35,427	$33,807	$1,620

Research and development expenses increased $1.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to the following:

•
a decrease of $6.1 million in expenses related to Tegoprubart - kidney transplantation programs, primarily driven by lower external CRO costs associated with close-out activities of our Phase 2 BESTOW clinical trial;

•
an increase of $0.2 million in expenses related to Tegoprubart - other development programs, primarily due to the termination of our IgAN program in 2023;
•
an increase of $5.7 million in manufacturing expenses, primarily with contract manufacturing organizations, for the increased production of drug substance and drug product clinical trial supply;
•
an increase of $0.8 million in personnel-related expenses, primarily due to increased headcount to support ongoing clinical development programs; and
•
an increase of $1.1 million in stock-based compensation expense, primarily attributable to accelerated vesting of stock option grants.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Variance

Professional services	$3,942	$2,932	$1,010
Personnel-related	1,843	1,918	(75)
Stock-based compensation	2,185	3,456	(1,271)
Other expenses	653	584	69
Total general and administrative expenses	$8,623	$8,890	$(267)

General and administrative expenses decreased by $0.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily attributable to the following:

•
an increase of $1.0 million in professional and consulting expenses, primarily driven by increased audit and corporate communication services;
•
a decrease of $0.1 million in personnel-related expenses, primarily due to a decrease in travel-related expenses;
•
a decrease of $1.3 million in stock-based compensation expense, primarily due to certain equity awards granted in prior years becoming fully vested and fewer equity awards granted in 2026; and
•
an increase of $0.1 million in other expenses, primarily driven by an increase in general operating costs.

Other Income, Net

The $0.7 million decrease in other income, net for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily due to a decrease in interest income, reflecting lower interest rates and lower average balances of cash, cash equivalents, and short-term investments.

Change in Fair Value of Warrant Liabilities

For the six months ended June 30, 2026, the fair value of warrant liabilities increased by $28.6 million. This change was primarily driven by an increase in the fair value of the Common Warrants, reflecting an increase in the Company’s stock price during the period. The warrant liability increased from $11.4 million as of December 31, 2025 to $40.0 million as of June 30, 2026.

In contrast, for the six months ended June 30, 2025, the fair value of the warrant liabilities decreased by $22.4 million, primarily due to a decline in the Company’s stock price. The warrant liability decreased from $44.9 million as of December 31, 2024 to $22.5 million as of June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We do not have any approved products for commercial sale and have never generated revenue from product sales. We have incurred significant net losses and negative cash flows from operations since our inception and expect to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future as we advance the clinical development of our product candidates. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $88.8 million, working capital of $81.3 million and an accumulated deficit of $471.9 million. To date, we have financed our operations primarily through the sale of preferred stock, common stock and warrants.

Our current operating plan, including the planned initiation of a Phase 3 clinical trial in kidney transplantation and continued advancement of our islet cell transplantation program, will require substantial additional capital. We intend to seek additional capital through public or private equity or debt financings, including through our at-the-market equity offering program, or other securities issuances, strategic collaborations, licensing arrangements, credit or loan facilities and other available sources. Our ability to obtain additional financing is dependent on a number of factors, including, but not limited to, market conditions, investor demand for our common stock or other securities, the progress of our development programs and other business risks and uncertainties. There can be no assurance that additional financing will be available when needed or on terms acceptable to us. If we raise capital through the issuance of equity or convertible debt securities, existing stockholders may experience dilution, incur significant financing costs and the new securities may have rights, preferences and privileges senior to those of existing stockholders. If we incur additional indebtedness, it may become subject to additional debt service obligations and operating restrictions.

Based on our current operating plan, we do not currently have sufficient cash, cash equivalents, short-term investments and other available resources to fund our operations for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern. Although management intends to obtain additional financing through the sources described above, these plans are subject to market conditions and other factors outside our control. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of June 30, 2026, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical program with tegoprubart and continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

We will continue to require additional financing in order to advance our drug product through clinical development, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

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
•
the terms and timing of establishing and maintaining collaborations, strategic partnerships, licenses and other similar arrangements;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the cost associated with commercializing tegoprubart, if approved for commercial sale.

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. The issuance of shares of common stock in our prior private placements and underwritten offerings diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity, including through our “at-the-market” equity offering program, or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(45,289)	$(33,773)
Net cash provided by investing activities	29,193	18,850
Net cash provided by financing activities	91	115
Net change in cash and cash equivalents	$(16,005)	$(14,808)

Operating Activities

For the six months ended June 30, 2026, operating activities used $45.3 million in cash. This net use of cash reflects our net loss of $70.7 million, adjusted for non-cash items of $33.4 million, consisting primarily of a $28.6 million change in the fair value of warrant liabilities and $5.4 million of stock-based compensation expense, partially offset by $0.8 million related to the accretion of investment discounts. Changes in operating assets and liabilities resulted in an $8.0 million use of cash, primarily driven by a decrease in accrued expenses of $6.0 million related to close-out activities for the Phase 2 BESTOW trial and an increase in prepaid expenses and other assets of $1.8 million related to Phase 3 kidney transplantation trial activities.

For the six months ended June 30, 2025, operating activities used $33.8 million in cash. This net use of cash reflects our net loss of $17.7 million, adjusted for non-cash items of $17.8 million, consisting primarily of a $22.4 million change in the fair value of warrant liabilities and $1.1 million of accretion of investment discounts, partially offset by $5.6 million of stock-based compensation expense. Changes in operating assets and liabilities provided $1.7 million of cash, primarily driven by an increase in accrued expenses.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $29.2 million, consisting of $88.6 million from maturities of available-for-sale short-term investments, partially offset by $59.4 million in purchases of available-for-sale short-term investments.

Net cash provided by investing activities for the six months ended June 30, 2025 was $18.9 million, consisting of $78.1 million from maturities of available-for-sale short-term investments, partially offset by $59.3 million in purchases of available-for-sale short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 consisted of $0.1 million from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of $0.1 million from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company. Our ongoing operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing technology, identifying potential product candidates and pursuing non-clinical and clinical trials. We have not yet demonstrated our ability to successfully manufacture drug products in large enough quantities and with stability to support additional clinical trials, execute pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It can take many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

Our financial condition raises substantial doubt as to our ability to continue as a going concern if we are unable to raise additional financing to fund our operations.

We have incurred significant net losses since our inception and expect to continue to incur losses for the foreseeable future. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $88.8 million and an accumulated deficit of $471.9 million. We do not currently have sufficient cash on hand to fund our operations for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, management has concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern.

Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The going concern conclusion, and any going concern qualification or explanatory paragraph that may be included in the report of our independent registered public accounting firm on our future annual financial statements, may make it more difficult and more expensive for us to raise additional capital, may adversely affect the terms on which we are able to raise capital (including causing substantial dilution to existing stockholders), and may cause our suppliers, collaborators, clinical trial sites, or other counterparties to be unwilling to continue to do business with us or to demand more onerous terms.

Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. We may seek to raise additional capital through the sale of equity or debt securities, entering into strategic collaborations or licensing arrangements, or other financing transactions. Additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to significantly delay, scale back, or discontinue one or more of our research and development programs or other operations, relinquish rights to our technologies or product candidates on unfavorable terms, or liquidate and cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and prospects, and could cause the market price of our common stock to decline significantly or to lose all of its value.

We have incurred significant operating losses since our inception and expect that we will continue to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. We have experienced recurring net losses and negative cash flows from operating activities since our inception. Our net loss for the six months ended June 30, 2026 was $70.7 million. As of June 30, 2026, we had cash and cash equivalents and short-term investments of $88.8 million, working capital of $81.3 million and an accumulated deficit of $471.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2026, there were 80,891,404 shares of our common stock outstanding and pre-funded warrants and common stock warrants to purchase 48,693,790 shares of our common stock outstanding. The issuance of shares of common stock in our prior private placements and underwritten offerings, diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in our prior private placements, underwritten offerings and exchange agreement would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to demonstrate safety and efficacy. We do not know whether the ongoing or planned clinical trials will enroll subjects in a timely fashion, require redesign of essential trial elements or be completed on their projected schedules. In addition, competitors may have ongoing clinical trials for product candidates that treat related or the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

We currently have clinical trial sites in regions outside the United States, including Australia, Canada, Brazil, the European Union and the United Kingdom, and we will continue to conduct future clinical trials in these markets. Our ability to conduct clinical trials at sites located outside the United States is subject to numerous risks unique to conducting business in jurisdictions outside the United States, including:

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulations that are specific to those defined by regulatory authorities in the countries where the product is approved. In the United States and other countries that follow the International Conference on Harmonization, these requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, Current Good Manufacturing Practices (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians and recordkeeping.

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

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we receive marketing approval. Our current and future arrangements may expose us to broadly applicable fraud and abuse and other healthcare laws that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute the products for which we receive marketing approval. Even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws are and will be applicable to our business. Such laws include, but are not limited to federal false claims, false statements and civil monetary penalties laws, including the federal civil False Claims Act (“FCA”), the federal Anti-Kickback Statute, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), patient data privacy and security regulation, including, in the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), the federal transparency requirements under the Physician Payments Sunshine Act, and analogous state, local or foreign law.

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

Specifically, there are a number of companies developing competing anti-CD40 and anti-CD40L therapeutics in clinical trials for transplant, autoimmune or central nervous system indications, including: Novartis, Sanofi, UCB, Amgen (post-acquisition of Horizon Therapeutics), Bristol Myers Squibb, Tonix Pharmaceuticals, Veloxis Pharmaceuticals and Kiniksa Pharmaceuticals. Most of these companies are larger than Eledon and have significantly greater resources to develop their drug candidates. We also face competition from companies developing novel immunosuppressive agents and other approaches for transplantation, including LifeMine Therapeutics, which is developing a novel calcineurin activation inhibitor for transplant indications.

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

We expect that tegoprubart will face competition from FDA-approved therapeutics for the treatment of ALS including RADICAVA®, riluzole, and numerous other branded and generic immunosuppressive agents. Multiple pharmaceutical and biotechnology companies, including but not limited to Biogen, Ionis Pharmaceuticals, Alexion Pharmaceuticals, Orion Pharma, Orphazyme, AZTherapies, Voyager Therapeutics, Apic Bio, Brainstorm Cell Therapeutics, Argenx, Coya Therapeutics and Cytokinetics, are also working on competing ALS pharmaceutical, gene therapy and cell therapy approaches.

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

In addition, we have acquired rights to tegoprubart and other product candidates through a license agreement with The ALS Therapy Development Institute and a manufacturing know-how rights license agreement with Lonza Sales AG for the use of certain processes and know-how related to the manufacture of tegoprubart, and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. These license agreements do, and future license agreements may, impose various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We have previously identified and remediated a material weakness in our internal controls over financial reporting, including as described in Part II Item 9A, Controls and Procedures of the Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 19, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company concluded that as of December 31, 2025 its internal control over financial reporting was effective, the Company cannot provide assurances that the remediated material weakness will not reoccur, or that a new material weakness will not occur in the future. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If we fail to maintain effective internal controls or any such material weakness is not remediated effectively or in a sufficient amount of time, our ability to report our results of operations and financial condition accurately and in a timely manner could be adversely impacted. Further, we could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected on a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

3.8

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Eledon Pharmaceuticals, Inc., (effecting an increase in authorized shares of common stock) effective June 22, 2026 (filed with the SEC as Exhibit 3.1 on the Company’s Current Report on Form 8-K filed on June 22, 2026).

3.9	Certificate of Designations of Series X Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020).

3.10	Certificate of Designations of Series X1 Convertible Preferred Stock (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

3.11	Amended and Restated Bylaws of Eledon Pharmaceuticals, Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	INLINE XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as INLINE XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eledon Pharmaceuticals, Inc.

Date: August 13, 2026	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial Officer)