Form 10-Q
period 2026-09-30
Eledon Pharmaceuticals, Inc.
filed 2026-11-12
CIK 1404281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 84,459,713 shares of the Registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Any statements other than statements of historical or current fact in this Quarterly Report on Form 10-Q are forward-looking statements. In some instances, you can identify forward-looking statements by the use of words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “predicts,” “projects,” “targets,” “could,” “may,” “will,” “should,” “potentially” and similar expressions, although not all forward-looking statements include such identifying words. Forward-looking statements include, but are not limited to statements regarding:

•
our product development plans, expectations for and the timing of commencement, enrollment, completion, data, and release of results of clinical trials for our product candidates;
•
our expectations regarding the potential uses, markets and efficacies of our product candidates;
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
•
We have no products approved for commercial sale, and our lead product candidate, tegoprubart, remains in clinical development and may not be successfully developed or approved. If we are unable to successfully develop and commercialize tegoprubart or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.
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

ELEDON PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited	6

	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	6

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	7

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

	Signatures	71

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$6,882	$22,808
Short-term investments	62,790	110,528
Prepaid expenses and other current assets	4,038	2,352
Total current assets	73,710	135,688
Operating lease asset, net	358	613
In-process research and development	32,386	32,386
Other assets	185	322
Total assets	$106,639	$169,009
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$3,627
Current operating lease liabilities	341	358
Accrued expenses and other liabilities	8,519	14,359
Total current liabilities	11,702	18,344
Deferred tax liabilities	2,187	2,187
Non-current operating lease liabilities	35	283
Warrant liabilities	22,901	11,416
Total liabilities	36,825	32,230

Commitments and contingencies (Note 7)

Convertible preferred stock, 5,000,000 shares authorized at September 30, 2026 and December 31, 2025:
Series X non-voting convertible preferred stock, $0.001 par value, 10,000 shares designated; 4,422 shares issued and outstanding at September 30, 2026 and December 31, 2025	2,151	2,151
Series X1 non-voting convertible preferred stock, $0.001 par value, 515,000 shares designated; 75,800 and 110,086 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	36,867	53,543

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized at September 30, 2026 and 300,000,000 shares authorized at December 31, 2025; 81,442,402 and 75,430,033 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	82	75
Additional paid-in capital	506,631	482,189
Accumulated other comprehensive income (loss)	(126)	24
Accumulated deficit	(475,791)	(401,203)
Total stockholders’ equity	30,796	81,085
Total liabilities, convertible preferred stock and stockholders’ equity	$106,639	$169,009

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses
Research and development	$17,761	$14,969	$53,188	$48,776
General and administrative	3,911	4,101	12,534	12,991
Total operating expenses	21,672	19,070	65,722	61,767
Loss from operations	(21,672)	(19,070)	(65,722)	(61,767)
Other income, net	714	1,047	2,694	3,680
Change in fair value of warrant liabilities	17,025	564	(11,560)	22,917
Net loss	$(3,933)	$(17,459)	$(74,588)	$(35,170)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	(12)	57	(150)	(17)
Comprehensive loss	$(3,945)	$(17,402)	$(74,738)	$(35,187)
Basic and diluted net loss per share of common stock	$(0.03)	$(0.21)	$(0.63)	$(0.42)
Weighted-average common shares outstanding, basic and diluted	114,722,339	77,156,068	113,601,123	77,146,407
Basic and diluted net loss per share of Series X and Series X1 non-voting convertible preferred stock	$(1.83)	$(11.61)	$(34.84)	$(23.40)
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	80,222	114,508	96,076	114,508

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock				Stockholders' Equity
	Series X Non-Voting Convertible Preferred Stock		Series X1 Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2025	4,422	$2,151	110,086	$53,543	75,430,033	$75	$482,189	$24	$(401,203)	$81,085
Issuance of common stock in connection with vesting of restricted stock units					25,725					—
Issuance of common stock in settlement of liability					395,964	1	597			598
Stock-based compensation							2,202			2,202
Other comprehensive loss								(96)		(96)
Net loss									(39,025)	(39,025)
Balance as of March 31, 2026	4,422	$2,151	110,086	$53,543	75,851,722	$76	$484,988	$(72)	$(440,228)	$44,764
Stock option exercise					36,000		91			91
Issuance of common stock in connection with vesting of restricted stock units					12,500					—
Conversion of Series X1 Preferred Stock to Common Stock			(34,286)	(16,676)	1,904,775	2	16,674			16,676
Pre-funded Warrants Exercise to Common Stock					3,086,407	3	(3)			—
Stock-based compensation							3,154			3,154
Other comprehensive loss								(42)		(42)
Net loss									(31,630)	(31,630)
Balance as of June 30, 2026	4,422	$2,151	75,800	$36,867	80,891,404	$81	$504,904	$(114)	$(471,858)	$33,013
Stock option exercise					181,250		242			242
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement					239,878		(903)			(903)
Issuance of common stock in connection with exercise of common stock warrants					129,870	1	464			465
Stock-based compensation							1,924			1,924
Other comprehensive loss								(12)		(12)
Net loss									(3,933)	(3,933)
Balance as of September 30, 2026	4,422	$2,151	75,800	$36,867	81,442,402	$82	$506,631	$(126)	$(475,791)	$30,796

	Convertible Preferred Stock				Stockholders' Equity
	Series X Non-Voting Convertible Preferred Stock		Series X1 Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2024	4,422	$2,151	110,086	$53,543	59,789,275	$60	$417,946	$26	$(355,586)	$62,446
Issuance of common stock in connection with vesting of restricted stock units					42,500					—
Stock option exercise					50,000		115			115
Stock-based compensation							2,864			2,864
Other comprehensive loss								(44)		(44)
Net loss									(6,495)	(6,495)
Balance as of March 31, 2025	4,422	$2,151	110,086	$53,543	59,881,775	$60	$420,925	$(18)	$(362,081)	$58,886
Stock-based compensation							2,694			2,694
Other comprehensive loss								(30)		(30)
Net loss									(11,216)	(11,216)
Balance as of June 30, 2025	4,422	$2,151	110,086	$53,543	59,881,775	$60	$423,619	$(48)	$(373,297)	$50,334
Stock-based compensation	—	—	—	—	—	—	2,428	—	—	2,428
Other comprehensive income	—	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	—	(17,459)	(17,459)
Balance as of September 30, 2025	4,422	$2,151	110,086	$53,543	59,881,775	$60	$426,047	$9	$(390,756)	$35,360

See accompanying notes to unaudited condensed consolidated financial statements.

ELEDON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(74,588)	$(35,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	255	232
Accretion of investment discounts	(934)	(1,375)
Stock-based compensation	7,280	7,986
Change in fair value of warrant liabilities	11,560	(22,917)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,549)	540
Accounts payable, accrued expenses and other liabilities	(6,028)	2,686
Operating lease liabilities	(265)	(232)
Net cash used in operating activities	(64,269)	(48,250)
Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(68,755)	(91,909)
Proceeds from maturities of available-for-sale short-term investments	117,278	123,164
Net cash provided by investing activities	48,523	31,255
Cash flows from financing activities:
Proceeds from exercise of common stock warrants	390	—
Payment of taxes withheld on issuance of restricted stock units	(903)	—
Proceeds from exercise of stock options	333	115
Net cash (used in) provided by financing activities	(180)	115
Net change in cash and cash equivalents	(15,926)	(16,880)
Cash and cash equivalents at beginning of period	22,808	20,549
Cash and cash equivalents at end of period	$6,882	$3,669
Supplemental disclosure of non-cash investing and financing activities
Non-cash activities:
Issuance of common stock in settlement of liability	$598	$—
Cashless conversion of Series X1 non-voting convertible preferred stock for common stock	$16,676	$—
Settlement of warrant liability	$75	$—
Unrealized loss on available-for-sale securities, net	$(150)	$(17)

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

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Eledon for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 19, 2026. The results of operations and comprehensive loss for the three and nine months ended September 30, 2026 are not necessarily indicative of results expected for the full fiscal year or any other future period.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured institutions in excess of federally insured limits and invests in short-term investments with the primary objective of seeking to preserve principal, achieve liquidity requirements and safeguard invested funds. We believe that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held and the nature, including the credit ratings, of our cash equivalents and short-term investments, but we have not eliminated all credit risk.

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

The Company recorded a net loss of $74.6 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had cash and cash equivalents and short-term investments of $69.7 million, working capital of $62.0 million and an accumulated deficit of $475.8 million. Based on the Company's current operating plan, the Company expects that, within the next twelve months, its existing cash, cash equivalents, short-term investments and other available resources will not be sufficient to fund its planned operations, including our planned initiation of a Phase 3 clinical trial in kidney transplantation or continued advancement of our islet cell transplantation program, and satisfy its obligations as they become due unless it obtains additional financing. Based on these conditions and events that are known and reasonably knowable as of the date these condensed consolidated financial statements are issued, management has concluded that substantial doubt exists about the Company's ability to continue as a going concern.

Accordingly, the Company intends to seek additional capital through public or private equity or debt financings, including through its “at-the-market” equity offering program, or other securities issuances, strategic collaborations, licensing arrangements, credit or loan facilities and other available sources. The Company's ability to obtain additional financing is dependent on a number of factors, including, but not limited to, market conditions, investor demand for the Company's common stock or other securities, the progress of its development programs and other business risks and uncertainties. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and nine months ended September 30, 2026 and 2025 is included at the bottom of the table below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses:
Tegoprubart - kidney transplantation programs	$6,526	$9,363	$17,632	$26,600
Tegoprubart - other development programs	—	—	—	(168)
Manufacturing	6,867	1,736	21,814	11,031
Personnel-related expenses	4,323	3,664	12,221	10,808
Stock-based compensation	1,924	2,428	7,280	7,986
Other segment items*	2,032	1,879	6,775	5,510
Total operating expenses	21,672	19,070	65,722	61,767
Loss from operations	(21,672)	(19,070)	(65,722)	(61,767)
Other income, net	714	1,047	2,694	3,680
Change in fair value of warrant liabilities	17,025	564	(11,560)	22,917
Net loss	$(3,933)	$(17,459)	$(74,588)	$(35,170)

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

Restricted Stock Units (“RSUs”) are measured and recognized based on the quoted market price of our common stock on the date of grant. Upon vesting, the Company typically net share settles RSUs to satisfy employees' minimum statutory tax withholding obligations. The Company withholds a number of shares with a fair value, based on the closing price of its common stock on the vesting date, equal to the required tax withholding, which does not exceed the maximum statutory tax rates in the applicable jurisdictions. The Company remits the cash equivalent of the withheld shares to the appropriate taxing authorities on behalf of the employees. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Employee Benefit Plan

The Company maintains a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code covering all employees who meet eligibility requirements. Participants may contribute a portion of their compensation subject to Internal Revenue Service limitations. The Company provides matching contributions in accordance with the terms of the plan.

The Company recognized expense related to employer contributions to the plan of $0.1 million for each of the three months ended September 30, 2026 and 2025 and $0.4 million for each of the nine months ended September 30, 2026 and

2025.

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

The following is a summary of short-term investments, which were classified as available-for-sale securities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. treasuries	$29,850	$—	$(39)	$29,811
U.S. government securities	33,066	—	(87)	$32,979
Total short-term investments	$62,916	$—	$(126)	$62,790

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasuries	$59,839	$27	$(5)	$59,861
U.S. government securities	50,667	9	(9)	50,667
Total short-term investments	$110,506	$36	$(14)	$110,528

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

Financial Assets

The following table summarizes the Company’s financial asset instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands). Included within cash and cash equivalents on the unaudited condensed consolidated balance sheets, but excluded from the fair value hierarchy table, are cash deposits held at financial institutions.

	September 30, 2026
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$5,279	$—	$—	$5,279
Total cash equivalents	5,279	—	—	5,279

Short-term investments:
U.S. treasuries	—	29,811	—	29,811
U.S. government securities	—	32,979	—	32,979
Total short-term investments	—	62,790	—	62,790

Total financial assets	$5,279	$62,790	$—	$68,069

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$6,734	$—	$—	$6,734
U.S. treasuries	—	14,955	—	14,955
Total cash equivalents	6,734	14,955	—	21,689

Short-term investments:
U.S. treasuries	—	59,861	—	59,861
U.S. government securities	—	50,667	—	50,667
Total short-term investments	—	110,528	—	110,528
Total financial assets	$6,734	$125,483	$—	$132,217

Warrant Liabilities

The following table summarizes the Company’s warrant liabilities (see Note 8. Preferred Stock and Stockholders’ Equity) measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	September 30, 2026
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$22,901	$22,901

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Warrant liabilities	$—	$—	$11,416	$11,416

On July 27, 2026, the Company issued 129,870 shares of its common stock upon the cash exercise of Common Warrants (as defined in Note 8) to purchase 129,870 shares of common stock by certain holders. The Company received aggregate cash proceeds of approximately $0.4 million from the exercise.

The following table provides a roll-forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs (in thousands):

Warrant Liability

Balance as of December 31, 2025	$11,416
Change in fair value of warrant liabilities	11,560
Settlement of warrant liability	(75)
Balance as of September 30, 2026	$22,901

The change in fair value of warrant liabilities of $11.6 million was recorded in the unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2026.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025

Prepaid clinical	$2,734	$578
Prepaid insurance	78	688
Prepaid manufacturing	16	340
Prepaid other	169	221
Interest income receivable	544	514
Other current assets	497	11
Total prepaid expenses and other current assets	$4,038	$2,352

Note 6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025

Accrued clinical	$3,928	$6,531
Accrued compensation and related expenses	3,339	4,176
Accrued manufacturing	853	2,525
Accrued professional services	357	495
Accrued other	42	632
Total accrued expenses and other liabilities	$8,519	$14,359

Note 7. Commitments and Contingencies

Contract Obligations

As of September 30, 2026, the Company has non-cancelable purchase obligations related to manufacturing totaling $20.7 million. The Company expects to fulfill its commitments within the next twelve months under these agreements in the normal course of business, therefore, no related liability has been recorded on the unaudited condensed consolidated balance sheets as of that date.

Operating Leases

The Company leases office space under various operating leases. Total rent expense for all operating leases in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss was $0.1 million for each of the three months ended September 30, 2026 and 2025 and $0.3 million for each of the nine months ended September 30, 2026 and 2025.

On April 19, 2024, the Company entered into a 38-month operating lease for 5,817 square feet of office space in Irvine, California, that expires on June 30, 2027.

On September 4, 2024, the Company entered into a 36-month operating lease for 6,138 square feet of office space in Burlington, Massachusetts, that expires on November 21, 2027.

The Company determines if a contract contains a lease at inception. Our office leases have a remaining term of approximately 1 year and do not include options to extend the leases for additional periods.

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

The components of lease expense were as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025

Operating lease cost(a)	$298	$295
(a) Includes variable operating lease expenses, which are immaterial

Other supplemental cash flow information related to leases were as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$301	$292

Other supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	September 30, 2026	December 31, 2025

Operating leases
Operating lease right-of-use assets	$358	$613

Operating lease liabilities (current)	(341)	(358)
Operating lease liabilities (non-current)	(35)	(283)
Total lease obligations under operating leases	$(376)	$(641)

Weighted-average remaining lease term (in years)	1.0	1.7
Weighted-average discount rate	9.39%	9.44%

As of September 30, 2026, future minimum payments under non-cancelable operating leases, were as follows (in thousands):

September 30,
2026

2026 (remainder of)	$101
2027	294
Total minimum lease payments	395
Less imputed interest	(19)
Present value of lease liabilities	376
Less current portion of operating lease liabilities	341
Non-current operating lease liabilities	$35

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

There were no milestones achieved during the nine months ended September 30, 2026 or 2025.

Lonza Sales AG License Agreement

In September 2018, Anelixis executed a License Agreement (the “Lonza Agreement”), which is a manufacturing know-how rights agreement with Lonza Sales AG (“Lonza”) for the use of certain processes and know-how related to the manufacture of tegoprubart. The Lonza Agreement continues until the later of the last Valid Claim (as defined therein) or ten years from the First Commercial Sale of tegoprubart, as defined and subject to the conditions therein. A royalty in the low single digits will be due on aggregate net sales of tegoprubart that is manufactured by Lonza or any other third-party or licensee. For the nine months ended September 30, 2026 and 2025, the Company has not paid any royalties under the Lonza Agreement.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual as of September 30, 2026 and December 31, 2025.

Note 8. Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 per share:

•
Series X non-voting convertible preferred stock, 10,000 shares designated; 4,422 shares issued and outstanding at each at September 30, 2026 and December 31, 2025; and
•
Series X1 non-voting convertible preferred stock, 515,000 shares designated; 75,800 and 110,086 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.

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

Subsequent to September 30, 2026, on October 15, 2026, the Company issued an aggregate of 3,017,311 shares of its common stock upon the conversion of an aggregate of 54,312 shares of its Series X1 non-voting convertible preferred stock held by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC, in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 non-voting convertible preferred stock. The Company did not receive any proceeds from the conversion. In accordance with ASC 855, Subsequent Events, this conversion is not reflected in the condensed consolidated financial statements as of September 30, 2026 and for the three and nine months then ended. Following the conversion, 21,488 shares of Series X1 non-voting convertible preferred stock remain outstanding.

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

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the Common Warrants as of September 30, 2026 and December 31, 2025 as follows:

	September 30, 2026	December 31, 2025

Expected stock price volatility	132.4%	110.5%
Risk-free interest rate	4.9%	3.6%
Expected term (in years)	1.8	2.5
Share price	$2.53	$1.51

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at-the-market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Initial Shelf Registration Statement”) with the SEC. The Initial Shelf Registration Statement became effective on October 2, 2024. In advance of the expiration of the Initial Shelf Registration Statement, the Company filed on May 1, 2026 a new registration statement on Form S-3 containing a prospectus and prospectus supplement with the SEC, which became effective on May 11, 2026 and replaces the Initial Shelf Registration Statement. As of September 30, 2026, the Company has not sold any shares under the Sales Agreement.

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

Common Stock Warrants and Pre-Funded Warrants

As of September 30, 2026, common stock warrants and pre-funded warrants exercisable for an aggregate of 48,563,920 shares of common stock were outstanding. The pre-funded warrants are exercisable for shares of common stock at a nominal exercise price and were fully paid for at issuance, except for the nominal exercise amount. The pre-funded warrants are intended to be economically equivalent to the Company’s common stock. The common stock warrants are exercisable for shares of common stock at an exercise price of $3.00 per share and expire on May 5, 2028.

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

On July 27, 2026, the Company issued 129,870 shares of its common stock upon the cash exercise of Common Warrants to purchase 129,870 shares of common stock by certain holders. The Company received aggregate cash proceeds of approximately $0.4 million from the exercise.

The following table shows the warrants to purchase common stock activity:

	Roll-Forward of Warrant Activity
	Common Stock Warrants	Pre-Funded Warrants	Total

Balance as of December 31, 2025	15,151,518	36,629,572	51,781,090
Issued	—	—	—
Exercised	(129,870)	(3,087,300)	(3,217,170)
Cancelled/Expired	—	—	—
Balance as of September 30, 2026	15,021,648	33,542,272	48,563,920

As of September 30, 2026 the Company’s outstanding warrants to purchase shares of common stock consisted of the following:

Date Issued	Number of Shares of Common Stock Issuable	Exercise Price	Expiration Date

2023 Securities Purchase Agreement common warrants	15,021,648	$3.00	May 5, 2028
January 2021 pre-funded warrants	509,117	$0.001	December 31, 2030
2023 Securities Purchase Agreement pre-funded warrants	3,844,153	$0.001	N/A
2024 Securities Purchase Agreement pre-funded warrants	7,989,516	$0.001	N/A
2024 Underwritten Offering pre-funded warrants	4,844,207	$0.001	N/A
2025 Underwritten Offering pre-funded warrants	15,151,515	$0.001	N/A
2025 Warrant Exchange Agreement	1,203,764	$0.001	N/A
Balance as of September 30, 2026	48,563,920

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

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was closed to new grants following the approval of the 2020 Plan, and therefore, there were no shares reserved for issuance under the 2014 Plan as of September 30, 2026. The number of shares reserved for issuance under the 2020 Plan and the Company’s Employee Stock Purchase Plan was 2,574,552 and 24,077 shares, respectively, as of September 30, 2026.

Total stock-based compensation expense was recognized in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development	$894	$1,055	$4,065	$3,157
General and administrative	1,030	1,373	3,215	4,829
Total stock-based compensation	$1,924	$2,428	$7,280	$7,986

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

For purposes of the diluted net loss per share calculation, incentive stock options, RSUs and common warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Basic weighted average shares outstanding as of September 30, 2026 and 2025 include 33,542,272 and 17,274,293 shares, respectively, underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

The calculation of basic and diluted net loss per share for our common stock and Preferred Stock were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands, except share and per share data)
Weighted-average common shares outstanding, basic and diluted	114,722,339	77,156,068	113,601,123	77,146,407
Weighted-average shares outstanding of Series X and Series X1 non-voting convertible preferred stock, basic and diluted	80,222	114,508	96,076	114,508

Net loss used in the calculation of basic and diluted loss per share	$(3,933)	$(17,459)	$(74,588)	$(35,170)

Net loss available to common stock	$(3,786)	$(16,130)	$(71,241)	$(32,492)
Net loss per share, common stock, basic and diluted	$(0.03)	$(0.21)	$(0.63)	$(0.42)

Net loss available to Series X and Series X1 non-voting convertible preferred stock	$(147)	$(1,330)	$(3,347)	$(2,679)
Basic and diluted net loss per share of Series X and Series X1 non-voting convertible preferred stock	$(1.83)	$(11.61)	$(34.84)	$(23.40)

The following table presents potentially dilutive securities outstanding based on the market price of the Company’s common stock as of September 30, 2026 and 2025 that were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. These securities consist of incentive stock options and RSUs outstanding during the respective periods.

	As of September 30,
	2026	2025

Stock options outstanding and other equity awards	10,853,838	7,372,039
Total	10,853,838	7,372,039

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

Tegoprubart is designed to negate the risk of thromboembolic events seen in the first-generation of anti-CD40L antibodies by introducing structural modifications that have been shown in preclinical models to eliminate binding to the Fcγ receptors associated with platelet activation without altering the binding of tegoprubart to CD40L. In non-human primate studies, dosing of tegoprubart up to 200 mg/kg per week for 26 weeks, demonstrated no adverse events regarding coagulation, platelet activation or thromboembolism.

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

There has been little innovation in immunosuppression therapy for organ transplant patients over the past 30 years. The standard of care immunosuppressive drugs used post-transplant have been shown to reduce the risk of organ rejection, but they are also associated with potentially toxic side effects. Organ transplant recipients require immunosuppression therapy on a lifelong basis, and any disruption in the immunosuppression therapy can trigger transplant rejection. Calcineurin inhibitors (“CNIs”) are a critical component of most immunosuppressive regimens for kidney transplants to prevent acute and long-term kidney transplant rejection. However, chronic exposure to CNIs (tacrolimus is the drug most commonly used) is associated with nephrotoxicity, hypertension, new onset diabetes due to pancreatic beta cell toxicity, as well as central nervous system (“CNS”) side effects, like tremor. Over time, these CNI side effects may significantly damage the transplanted kidneys or result in a requirement for reduced exposures to CNIs which can lead to an increased risk of rejection. Moreover, CNS side effects like tremors may result in patients decreasing their adherence to their medicines. Today, a transplanted kidney is expected to fail within 10-15 years on average using currently available immunosuppression options. The fact that American transplant patients are on average in their 50s means that many of them will ultimately need a second or even third transplant procedure during their lifetime or a return to dialysis.

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

Phase 1b Clinical Trial

We have received regulatory approvals in the United States, Brazil, Canada, the United Kingdom and Australia, for a Phase 1b clinical trial of tegoprubart in up to 36 subjects, replacing tacrolimus as an immunosuppressive regimen component in patients undergoing de novo kidney transplantation. Each participant receives rabbit antithymocyte globulin induction and a maintenance regimen consisting of tegoprubart, mycophenolate mofetil, and corticosteroids. The primary endpoint of the study is safety. Other endpoints include estimated glomerular filtration rate (“eGFR”), characterizing the pharmacokinetic profile of tegoprubart, and the incidence of biopsy-proven acute rejection (“BPAR”).

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

In January 2026, we presented 24-month data from eight patients enrolled in the Phase 1b trial long-term extension evaluating tegoprubart in kidney transplantation at the American Society of Transplant Surgeons Winter Symposium held in Scottsdale, Arizona. During the reported follow-up period, no episodes of BPAR, graft loss, death, new-onset diabetes mellitus, or de novo donor-specific antibody formation were observed among participating patients. Mean eGFR increased over the measurement period from 67.0 mL/min/1.73 m² at 12 months to 74.2 mL/min/1.73 m² at 24 months.

Phase 2 BESTOW Trial

In July 2022, we received Investigational New Drug (“IND”) application clearance from the FDA for our controlled, Phase 2 BESTOW trial of tegoprubart for the prevention of transplant rejection in persons receiving a kidney transplant. The BESTOW study is a multi-center, two-arm, active comparator, head-to-head superiority clinical study, with approximately 120 participants undergoing kidney transplantation in the U.S. and other countries to evaluate the safety, pharmacokinetics, and efficacy of tegoprubart compared to the CNI tacrolimus. The study’s primary objective is to assess graft function as measured by eGFR at 12 months post-transplant in participants treated with tegoprubart compared to tacrolimus. Secondary objectives are the assessment of graft survival, BPAR, and the incidence of new onset diabetes mellitus after transplant. The BESTOW study is running in parallel to the ongoing Phase 1b clinical trial of tegoprubart in kidney transplantation. The first subject in the BESTOW study was dosed in August 2023 and the last patient completed the 12-month primary endpoint assessment on September 4, 2025.

On November 6, 2025, we announced topline efficacy and safety data for 12 months post transplant from the Phase 2 BESTOW trial evaluating tegoprubart for the prevention of kidney transplant rejection. Safety and efficacy results supported the potential for tegoprubart to provide effective immunosuppression with a favorable safety and tolerability profile compared to tacrolimus. Safety findings underscore tegoprubart’s potential to maintain effective immunosuppression while minimizing the metabolic, neurologic, and cardiovascular toxicities characteristic of tacrolimus-based therapy. Notably, new-onset diabetes developed in approximately 17% of patients receiving tacrolimus versus 2% receiving tegoprubart. Tremor was markedly higher in the tacrolimus group (25.0% vs. 1.6%) and cardiovascular effects, including hypertension (25.0% vs. 15.9%), hypertensive crisis (7.8% vs. 1.6%), and heart failure (4.7% vs. 0%) all favored tegoprubart. Delayed graft function occurred less often with tegoprubart and required shorter dialysis (14.3% vs. 25%; 4.6 days vs. 6.1 days) suggesting potential reductions of 115 days on dialysis post-transplant per 100 deceased donor kidney recipients on tegoprubart versus tacrolimus. Sepsis or bacteremia occurred more frequently in the tacrolimus arm (17.2% vs. 4.8%) and viral infection rates (CMV, BK, EBV, fungal) were similar across groups, with no cases of Post-Transplant Lymphoproliferative Disorder or Progressive Multifocal Leukoencephalopathy. Additionally, overall rates of serious adverse events were comparable between treatment arms. From an efficacy standpoint, tegoprubart achieved an eGFR of approximately 69 mL/min/1.73 m² (n=51) at 12 months compared to 66 mL/min/1.73 m² for tacrolimus (n=56). Although the primary endpoint did not reach statistical significance, tegoprubart maintained strong renal function, delivering what the Company believes is one of the highest mean eGFR levels reported to date in kidney transplant clinical trials evaluating rejection prevention. Subgroup analyses showed higher eGFRs in nearly all tegoprubart subgroups compared to tacrolimus, particularly among living-related donor recipients (72 mL/min/1.73 m² vs. 62 mL/min/1.73 m²) and high Kidney Donor Profile Index (KDPI > 35) transplants (62 mL/min/1.73 m² vs. 53 mL/min/1.73 m²). The efficacy failure composite endpoint, comprising death, graft loss and BPAR, is the approval endpoint historically recognized by the FDA. The efficacy failure composite endpoint was 22% in the tegoprubart group versus 17% in the tacrolimus group, demonstrating non-inferiority for tegoprubart versus tacrolimus, using a 20% non-inferiority margin. We believe these results, if replicated in a Phase 3 LEGACY study, would be sufficient to support tegoprubart’s approvability. The rate of acute rejection in all biopsies was 20.6% for tegoprubart group compared with 14.1% in the tacrolimus group. Among patients in the tegoprubart group who experienced acute rejection and remained on treatment through month 12, mean eGFR was 73 mL/min/1.73 m² compared to 50 mL/min/1.73 m² in those who switched to tacrolimus. Additionally, there was one case of donor-specific antibodies in the tegoprubart arm versus two in the tacrolimus arm.

In October 2026, we presented additional patient-reported outcomes data from the Phase 2 BESTOW trial in an oral presentation at the American Society of Nephrology Kidney Week 2026 Annual Meeting held in Denver, Colorado. Patient-reported outcomes were assessed using the Modified Transplant Symptom Occurrence and Symptom Distress Scale (MTSOSD-59R) and the Kidney Disease Quality of Life Short Form (KDQOL-SF) Symptoms and Problems Scale, both validated measures of symptom burden, and baseline scores were similar between treatment groups. On the MTSOSD-59R assessment, tegoprubart-treated patients reported continued reductions in symptom occurrence from baseline at months 6 and 12, whereas symptom occurrence in tacrolimus-treated patients initially declined through month 6 before returning to slightly above baseline levels at month 12. Tegoprubart demonstrated greater symptom improvement than tacrolimus in 22 of 23 symptom domains where differential improvement was observed, including neurological, gastrointestinal, metabolic and physical symptom categories, and tacrolimus demonstrated greater symptom worsening in 22 of 22 domains where differential symptom worsening was observed. On the KDQOL-SF assessment, tegoprubart-treated kidney transplant patients demonstrated improvements from baseline across all five subscales through month 12, including a statistically significant improvement on the Symptoms and Problems subscale compared to tacrolimus-treated patients at month 12 (mean change from baseline of 9.0 vs. 3.3 points; p<0.05). A difference that exceeds the 3–5 point change is generally considered clinically significant on the KDQOL-SF. In addition, the SF-12 mental component summary score increased by 1.5 points in the tegoprubart arm compared to a decline of 1.6 points in the tacrolimus arm, representing a 3.1-point between-group difference.

Phase 2 Open-Label Extension Study

In October 2023, we enrolled the first participant in a Phase 2 open-label extension study which is designed to evaluate the long-term safety, pharmacokinetics, and efficacy of tegoprubart in participants who have completed one year of treatment in either the ongoing Phase 1b study or the Phase 2 BESTOW study.

In June 2026, we announced new long-term data from our Phase 2 BESTOW clinical program evaluating tegoprubart for the prevention of kidney transplant rejection, including updated results from the Phase 2 BESTOW trial and new long-term follow-up data from the BESTOW long-term extension study. Among patients who completed 12 months of treatment in the BESTOW trial, 96% (49/51) of tegoprubart-treated patients and 86% (48/56) of tacrolimus-treated patients enrolled in the long-term extension study. As of the data cutoff, mean follow-up was 21 months, with 89 patients followed through 18 months, 20 patients followed through 24 months, and the longest-followed ongoing patient followed for approximately 33 months. Kidney graft function, as assessed by eGFR, stabilized after the first month of treatment and remained higher in tegoprubart-treated patients than in tacrolimus-treated patients at each reported time point. At month 18, tegoprubart-treated patients demonstrated a statistically significant, approximately 12 mL/min/1.73 m² higher mean eGFR compared to tacrolimus-treated patients (74 vs. 61 mL/min/1.73 m²; p<0.05). No BPAR events were observed in tegoprubart-treated patients after the first six months of treatment, whereas in the tacrolimus arm, seven of 11 total BPAR events (approximately 64%) occurred after six months, including two events after 12 months: one new case of active antibody-mediated rejection (“aAMR”) and one recurrent case of active T-cell-mediated rejection with aAMR. In an exploratory analysis of patients who experienced rejection following transplantation, those who remained on tegoprubart maintained higher mean eGFR than tacrolimus-treated patients who experienced rejection, with the observed difference increasing from approximately 15 mL/min/1.73 m² at 12 months to approximately 25 mL/min/1.73 m² at 21 months. Patient-reported outcome measures demonstrated lower symptom burden among tegoprubart-treated patients compared to tacrolimus-treated patients at 52 weeks, with statistically significant improvements on the Modified Transplant Symptom Occurrence and Symptom Distress Scale (MTSOSD-59R; treatment difference: -12.2; 95% CI: -19.7, -4.6; p<0.05) and the KDQOL-36 Symptoms and Problems domain (treatment difference: 5.7; 95% CI: 1.0, 10.5; p<0.05). Long-term follow-up from our Phase 1b study for patients treated at the 20 mg/kg dose of tegoprubart was consistent with the Phase 2 BESTOW results, with no BPAR episodes observed after six months in tegoprubart-treated patients. From a safety perspective, key central nervous system and kidney-related adverse events in the long-term extension study were observed more frequently in the tacrolimus arm than in the tegoprubart arm, including headache (12% vs. 2%), extremity pain (10% vs. 0%), fall or loss of balance (6% vs. 0%), acute kidney injury (6% vs. 2%), and diarrhea (21% vs. 10%). No graft loss, PML, PTLD, BK or CMV nephropathy/disease, or new malignancies were reported in the long-term extension study, and no new proteinuria was reported in the tegoprubart arm. One death occurred in the tegoprubart arm and was not attributed to the study drug.

In September 2026, we announced updated long-term data from our Phase 2 BESTOW clinical program evaluating tegoprubart for the prevention of kidney transplant rejection, which were presented at the International Congress of The Transplantation Society in Sydney, Australia. As of the August 31, 2026 data cutoff for the BESTOW long-term extension study, 90 patients had been followed through 18 months and 81 patients had been followed through 24 months. Among patients who completed 12 months of treatment in the BESTOW trial and enrolled in the long-term extension study, tegoprubart-treated patients maintained a statistically significantly higher mean eGFR than tacrolimus-treated patients at months 18, 21 and 24 (p<0.05), with an approximately 13 mL/min/1.73 m² higher mean eGFR at month 24 (71 vs. 58 mL/min/1.73 m²; 95% CI: 2.6, 23.3). Consistent with previously reported data, no BPAR events were observed in tegoprubart-treated patients after the first six months post-transplant, compared with seven BPAR events in tacrolimus-treated patients. One new case of graft loss was observed in the tacrolimus arm.

Phase 3 LEGACY Planning

In the second quarter of 2026, we held an End-of-Phase 2 meeting with the FDA, and following that meeting we have established the regulatory framework for our Phase 3 LEGACY kidney transplantation program and plan to initiate Phase 3 clinical development of tegoprubart in late 2026, subject to raising additional financing as described below. We expect the Phase 3 LEGACY primary endpoint to be non-inferiority of tegoprubart versus tacrolimus at 52 weeks on a composite of BPAR, graft loss and death with a global enrollment target of approximately 600 patients. The Phase 3 LEGACY study is expected to incorporate key learnings from the Phase 2 BESTOW trial and ongoing long-term extension study. We will need to raise additional financing to initiate a Phase 3 clinical trial in kidney transplantation. There can be no assurance such financing will be available to us on acceptable terms, or at all, for this trial, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

In September 2026, the FDA granted Fast Track designation to tegoprubart for the prevention of rejection in kidney transplantation. Fast Track designation is intended to facilitate the development and expedite the review of drugs that treat serious conditions and address significant unmet medical needs. The designation provides for opportunities for more frequent interactions with the FDA regarding the development program and, if relevant criteria are met, may provide eligibility for rolling review of a future marketing application, and eligibility for Accelerated Approval and Priority Review.

Highly Sensitized Patients

In the first quarter of 2026, the first highly sensitized kidney transplant patient was dosed with tegoprubart under an investigator-initiated compassionate-use protocol at Duke University Medical Center. Highly sensitized patients requiring a kidney transplant face a substantial unmet need because pre-existing antibodies can significantly limit access to compatible donor organs. These antibodies can also increase the risk of antibody-mediated rejection and graft loss after transplant. We are not funding this protocol, and our involvement is limited to supplying tegoprubart.

Tolerance Induction

In the third quarter of 2026, the third patient was treated in the investigator-initiated study evaluating tegoprubart for kidney transplant tolerance induction at Massachusetts General Hospital. We are not funding this trial, and our involvement is limited to supplying tegoprubart.

Results from compassionate-use treatment from a single patient and from investigator-initiated trials and studies involving a limited number of patients may not be predictive of results in larger, controlled clinical trials.

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

To date, tegoprubart has been used as a key component of the immunosuppression regimen in six xenotransplantation procedures: five procedures involving genetically modified pig kidneys and one involving a genetically modified pig heart. One of the kidney transplant recipients continues to maintain kidney function with the transplanted pig kidney while two others transitioned to human kidney transplants.

We expect to continue discussions with regulatory authorities regarding the potential path to market for tegoprubart in kidney xenotransplantation.

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Islet Cell Transplantation (“ICT”)

Type 1 diabetes (“T1D”) is a T-cell-mediated autoimmune disease with progressive loss of insulin producing pancreatic beta cells and affects approximately 2 million persons in the United States. Approximately 33% of people with T1D report impaired awareness of hypoglycemia regardless of continuous glucose monitoring or automated insulin usage. Approximately 12% of people with T1D experience recurrent severe hypoglycemic episodes annually, putting them at higher risk for adverse outcomes such as seizures, coma, and death. ICT is gaining attention as a therapeutic option for T1D because it can restore physiological insulin secretion, minimize the risk of hypoglycemic unawareness, and reduce the risk of death due to severe hypoglycemia. The advances made in this field over the past decade have improved patient outcomes, and the procedure has been evolving from an experimental treatment to a clinical treatment option.

A number of issues are believed to continue to hamper the overall success of ICT and to need to be addressed in order for there to be widespread clinical acceptance. These include the acute loss of transplanted islets with current immunosuppressive treatments, particularly those with CNI-based therapies, due to islet cell toxicity and alloreactive immunologic responses to transplanted islets. Over time, the progressive loss of islet cells and decline in islet cell function can lead to the need for multiple transplants in order for T1D patients to have optimal response to blood glucose levels and possibly achieve insulin independence. In addition, the nephrotoxicity associated with CNIs has historically limited the use of ICT in patients with T1D who also have renal dysfunction, such as those with chronic kidney disease. Tegoprubart seeks to address the challenges associated with current ICT immunosuppressive regimens using CNI-based therapies, by replacing the CNIs with tegoprubart to prevent rejection and protect the transplanted cells. We believe that tegoprubart may unlock the ICT market by potentially improving islet cell graft survival and reducing the side effects associated with standard of care regimens.

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

In 2022, the FDA granted orphan drug designation to tegoprubart for the prevention of allograft rejection in pancreatic ICT.

Investigator-Initiated Trial in T1D Patients Undergoing ICT

In January 2024, we announced that tegoprubart would be evaluated in an investigator-initiated clinical trial conducted at the University of Chicago Medicine’s Transplant Institute. The trial is designed to assess the safety of a CNI-free immunosuppression regimen utilizing tegoprubart in individuals with T1D undergoing ICT. We are not funding the trial and our involvement is limited to supplying tegoprubart.

In June 2026, we announced updated results from this investigator-initiated trial. All 12 adults enrolled in the trial showed stable islet graft function over a median and maximum post-transplant follow-up period of 8 and 22 months, respectively. All 12 patients continued to achieve insulin independence, meaning they no longer required chronic, exogenous insulin therapy to manage their T1D, and all patients demonstrated a most recent hemoglobin A1c (“HbA1c”) below the diabetic threshold of 6.5%, with a mean most recent HbA1c of approximately 5.4% across the cohort. While all enrolled patients reported recurrent severe hypoglycemic events prior to transplantation, no severe hypoglycemic episodes were reported following transplantation. Higher levels of post-transplant islet cell engraftment were observed with the tegoprubart-based immunosuppression regimen than in historical patients treated with a tacrolimus-based immunosuppression regimen at the same center. There were no rejection episodes, and no patients developed de novo donor-specific HLA antibodies. Tegoprubart-based immunosuppression was generally well tolerated, with immunosuppression-related adverse events generally successfully treated by lowering the mycophenolic acid dose, if necessary, and no evidence of nephrotoxicity, hypertension, or neurotoxicity, which are commonly associated with CNI-based immunosuppression regimens, was observed. We believe these findings further support the potential of CD40L blockade to enable effective islet graft protection while avoiding the toxicities of CNIs such as tacrolimus. In September 2026, we announced that all 12 patients in the University of Chicago Medicine study also achieved a HbA1c level below 7.0% following islet cell transplantation and treatment with tegoprubart.

In September 2026, the University of Chicago Medicine Transplant Institute expanded its ongoing investigator-initiated trial of tegoprubart as the core immunosuppressant in participants with T1D undergoing islet cell transplantation. The trial is adding three patients beyond the 12 treated to date.

In addition, one patient with T1D undergoing ICT at the University of Chicago Medicine Transplant Institute was dosed with tegoprubart in an investigator-initiated compassionate-use protocol that allowed the patient to switch from tacrolimus-based immunosuppression therapy due to CNI-related renal dysfunction. We are not funding this protocol, and our involvement is limited to supplying tegoprubart. Results from compassionate-use treatment from a single patient and from investigator-initiated trials and studies involving a limited number of patients may not be predictive of results in larger, controlled clinical trials.

Investigator-Initiated Trial in T1D Patients with Chronic Kidney Disease Undergoing ICT

In September 2026, we announced that the first patients had been enrolled in a new investigator-initiated clinical trial evaluating tegoprubart for the prevention of allograft rejection in patients with T1D and renal dysfunction from chronic kidney disease receiving an islet cell transplant. The study, underway at the University of Chicago Medicine Transplant Institute, evaluates a CNI-free, tegoprubart-based immunosuppression regimen in patients who are especially susceptible to tacrolimus toxicity, including kidney damage, which has long constrained the use of ICT. We are not funding this trial, and our involvement is limited to supplying tegoprubart.

Company-Sponsored Registrational Program

Following our interactions with the FDA, in August 2026 we submitted an IND application to the FDA for a planned Company-sponsored, registrational clinical trial evaluating tegoprubart for the prevention of allograft rejection in T1D patients undergoing pancreatic ICT. In October 2026, the FDA cleared the IND application. The planned study would be our first Company-sponsored clinical trial in ICT and represents an important step in our registrational pathway for tegoprubart in this patient population. We will need to raise additional financing to initiate this registrational study. There can be no assurance such financing will be available to us on acceptable terms, or at all, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Clinical Development of Tegoprubart for the Prevention of Allograft Rejection in Liver Transplantation

In March 2026, the FDA granted orphan drug designation to tegoprubart for the prevention of allograft rejection in liver transplantation, the third orphan drug designation received by tegoprubart from the FDA.

We plan to initiate an investigator-initiated trial evaluating tegoprubart for the prevention of allograft rejection in patients receiving a de novo liver transplant.

Clinical Development of Tegoprubart for ALS

ALS is a progressive, paralytic disorder characterized by degeneration of motor neurons in the brain and spinal cord. In the U.S., the incidence is estimated at approximately 5,000 cases per year with a prevalence of approximately 30,000 cases overall. Despite three approved drugs, in most cases, death from respiratory failure occurs between 3 to 5 years from diagnosis, with 50% of patients living at least 3 years from diagnosis and only 20% of patients living at least 5 years from diagnosis.

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

Clinical Development of Tegoprubart for IgA Nephropathy

In January 2023, the Company announced the deprioritization of its IgA Nephropathy (“IgAN”) program and all IgAN clinical development activities were discontinued in 2023. IgAN is the leading cause of chronic glomerulonephritis, a state of inflammation producing damage to the filtering part of the kidney. Disease manifestation and clinical presentation involves renal dysfunction characterized by proteinuria with a slow relentless course. Approximately 30%-40% of persons living with IgAN ultimately reach end stage renal disease (“ESRD”). The standard of care for ESRD is dialysis or kidney transplant, which represents a significant economic burden as well as a major impact on a patient’s quality of life. With an estimated prevalence of approximately 150,000 persons in the United States, IgAN is one of the most common autoimmune glomerulonephropathies. In the United States, oral budesonide Tarpeyo was approved for use in IgAN by the FDA in December 2021 and Kinpeygo received conditional approval by the European Medicines Agency (“EMA”) in July 2022.

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

Financing Activities

2024 Equity Distribution Agreement

On September 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Guggenheim Securities, LLC (“Guggenheim Securities”) to sell shares of the Company’s common stock, having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at-the-market” equity offering program under which Guggenheim Securities will act as sales agent. In connection with the Sales Agreement, the Company filed on September 20, 2024 a registration statement on Form S-3 containing a prospectus and prospectus supplement (the “Initial Shelf Registration Statement”) with the SEC. The Initial Shelf Registration Statement became effective on October 2, 2024. In advance of the expiration of the Initial Shelf Registration Statement, the Company filed on May 1, 2026 a new registration statement on Form S-3 containing a prospectus and prospectus supplement with the SEC, which became effective on May 11, 2026 and replaces the Initial Shelf Registration Statement. As of September 30, 2026, we have not sold any shares under the Sales Agreement.

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

Common Stock Warrants, Convertible Preferred Stock and Pre-Funded Warrants

As of September 30, 2026, common stock warrants were exercisable into an aggregate of 15,021,648 shares of common stock (after rounding for fractional shares and subject to beneficial ownership conversion blockers) at an exercise price of $3.00 per share. These warrants expire on May 5, 2028. The shares of common stock underlying the common stock warrants are registered for offer and sale under the Securities Act pursuant to our effective registration statements on Forms S-3.

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

Subsequent to September 30, 2026, on October 15, 2026, the Company issued an aggregate of 3,017,311 shares of its common stock upon the conversion of an aggregate of 54,312 shares of its Series X1 non-voting convertible preferred stock held by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC, in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series X1 non-voting convertible preferred stock. The Company did not receive any proceeds from the conversion. This conversion is not reflected in the condensed consolidated financial statements as of September 30, 2026 and for the three and nine months then ended. Following the conversion, 21,488 shares of Series X1 non-voting convertible preferred stock remain outstanding.

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
•
expenses incurred under agreements with contract research organizations (“CROs”), and sites that conduct our non-clinical studies and clinical trials;
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

CRITICAL ACCOUNTING ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. In Part II, Item 7 of the 2025 Form 10-K, we disclosed our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2026, as compared to those disclosed in the 2025 Form 10-K.

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

Any of the foregoing items could materially affect our business, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted. See Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for additional information.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table provides comparative unaudited results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Variance

Operating expenses:
Research and development	$17,761	$14,969	$2,792
General and administrative	3,911	4,101	(190)
Total operating expenses	21,672	19,070	2,602
Loss from operations	(21,672)	(19,070)	(2,602)
Other income, net	714	1,047	(333)
Change in fair value of warrant liabilities	17,025	564	16,461
Net loss	$(3,933)	$(17,459)	$13,526
Unrealized gain (loss) on available-for-sale securities, net	(12)	57	(69)
Comprehensive loss	$(3,945)	$(17,402)	$13,457

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Variance

Tegoprubart - kidney transplantation programs	$6,526	$9,363	$(2,837)
Manufacturing	6,867	1,736	5,131
Personnel-related	3,404	2,744	660
Stock-based compensation	894	1,055	(161)
Other expenses	70	71	(1)
Total research and development expenses	$17,761	$14,969	$2,792

Research and development expenses increased by $2.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The net increase was primarily attributable to the following:

•
a decrease of $2.8 million in expenses related to our Tegoprubart - kidney transplantation programs, primarily driven by lower external CRO costs related to close-out activities for our Phase 2 BESTOW trial for kidney transplantation;
•
an increase of $5.1 million in manufacturing costs, primarily due to contract manufacturing expenses associated with increased production of drug substance and drug product for clinical trial supply. We expect manufacturing costs to increase as we advance our clinical programs and as we prepare for a planned Phase 3 kidney transplantation trial and our planned ICT trial;
•
an increase of $0.7 million in personnel-related expenses, driven by increased headcount supporting our ongoing clinical development programs. We expect personnel-related expenses to increase as we prepare for a planned Phase 3 kidney transplantation trial and our planned ICT trial; and
•
a decrease of $0.2 million in stock-based compensation expense, primarily because certain equity awards granted in prior periods have fully vested, resulting in no further expense recognition for those awards.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Variance

Professional services	$1,690	$1,395	$295
Personnel-related	919	920	(1)
Stock-based compensation	1,030	1,373	(343)
Other expenses	272	413	(141)
Total general and administrative expenses	$3,911	$4,101	$(190)

General and administrative expenses decreased by $0.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The net decrease was primarily attributable to the following:

•
an increase of $0.3 million in professional and consulting services, primarily driven by increased audit and corporate communication services, offset by;
•
a decrease of $0.3 million in stock-based compensation expense, primarily because certain equity awards granted in prior periods have fully vested, resulting in no further expense recognition for those awards; and
•
a decrease of $0.1 million in other expenses, primarily driven by a decrease in general operating costs.

Other Income, Net

Other income, net for the three months ended September 30, 2026 decreased by $0.3 million compared to the three months ended September 30, 2025, primarily due to a decrease in interest income, reflecting lower interest rates and lower average balances of cash, cash equivalents, and short-term investments.

Change in Fair Value of Warrant Liabilities

For the three months ended September 30, 2026, we recognized a gain of $17.0 million from the change in fair value of our warrant liabilities, primarily due to a decline in our stock price during the period.

For the three months ended September 30, 2025, we recognized a gain of $0.6 million from the change in fair value of our warrant liabilities, also primarily due to a decline in our stock price during the period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Variance

Operating expenses:
Research and development	$53,188	$48,776	$4,412
General and administrative	12,534	12,991	(457)
Total operating expenses	65,722	61,767	3,955
Loss from operations	(65,722)	(61,767)	(3,955)
Other income, net	2,694	3,680	(986)
Change in fair value of warrant liabilities	(11,560)	22,917	(34,477)
Net loss	$(74,588)	$(35,170)	$(39,418)
Unrealized loss on available-for-sale securities, net	(150)	(17)	(133)
Comprehensive loss	$(74,738)	$(35,187)	$(39,551)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Variance

Tegoprubart - kidney transplantation programs	$17,632	$26,600	$(8,968)
Tegoprubart - other development programs	—	(168)	168
Manufacturing	21,814	11,031	10,783
Personnel-related	9,459	7,970	1,489
Stock-based compensation	4,065	3,157	908
Other expenses	218	186	32
Total research and development expenses	$53,188	$48,776	$4,412

Research and development expenses increased by $4.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The net increase was primarily attributable to the following:

•
a decrease of $9.0 million in expenses related to our Tegoprubart - kidney transplantation programs, primarily driven by lower external CRO costs related to close-out activities of our Phase 2 BESTOW clinical trial, offset by;
•
an increase of $0.2 million in expenses related to our Tegoprubart - other development programs, reflecting the absence in 2026 of a credit recognized in 2025 related to our IgAN program which was terminated in 2023;
•
an increase of $10.8 million in manufacturing costs, primarily due to contract manufacturing expenses associated with increased production of drug substance and drug product for clinical trial supply. We expect manufacturing costs to increase as we advance our clinical programs and as we prepare for a planned Phase 3 kidney transplantation trial and our planned ICT trial;
•
an increase of $1.5 million in personnel-related expenses, primarily due to increased headcount supporting our ongoing clinical development programs. We expect personnel-related expenses to increase as we prepare for a planned Phase 3 kidney transplantation trial and our planned ICT trial; and
•
an increase of $0.9 million in stock-based compensation expense, due to the accelerated vesting of certain stock option grants.

General and Administrative Expenses

The following table summarizes the period-over-period changes in general and administrative expenses for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Variance

Professional services	$5,632	$4,328	$1,304
Personnel-related	2,762	2,838	(76)
Stock-based compensation	3,215	4,829	(1,614)
Other expenses	925	996	(71)
Total general and administrative expenses	$12,534	$12,991	$(457)

General and administrative expenses decreased by $0.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The net decrease was primarily attributable to the following:

•
an increase of $1.3 million in professional and consulting services, primarily driven by increased audit and corporate communication services, offset by;
•
a decrease of $0.1 million in personnel-related expenses, primarily due to a decrease in travel-related expenses;
•
a decrease of $1.6 million in stock-based compensation expense, primarily because certain equity awards granted in prior periods have fully vested and fewer equity awards were granted in 2026; and
•
a decrease of $0.1 million in other expenses, primarily driven by a decrease in general operating costs.

Other Income, Net

Other income, net for the nine months ended September 30, 2026 decreased by $1.0 million compared to the nine months ended September 30, 2025, primarily due to a decrease in interest income, reflecting lower interest rates and lower average balances of cash, cash equivalents, and short-term investments.

Change in Fair Value of Warrant Liabilities

For the nine months ended September 30, 2026, we recognized a loss of $11.6 million from the change in fair value of our warrant liabilities, primarily due to an increase in our stock price during the period.

In contrast, for the nine months ended September 30, 2025, we recognized a gain of $22.9 million from the change in fair value of our warrant liabilities, primarily due to a decline in our stock price during the period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We do not have any approved products for commercial sale and have never generated revenue from product sales. We have incurred significant net losses and negative cash flows from operations since our inception and expect to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future as we advance the clinical development of our product candidates. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $69.7 million, working capital of $62.0 million and an accumulated deficit of $475.8 million. To date, we have financed our operations primarily through the sale of preferred stock, common stock and warrants.

Our current operating plan, including the planned initiation of a Phase 3 clinical trial in kidney transplantation and continued advancement of our islet cell transplantation program through a planned Company-sponsored registrational path study, requires substantial additional capital. We intend to seek additional capital through public or private equity or debt financings, or other securities issuances, strategic collaborations, licensing arrangements, credit or loan facilities and other available sources. Our ability to obtain additional financing is dependent on a number of factors, including, but not limited to, market conditions, investor demand for our common stock or other securities, the results of clinical trials or investigator-led studies and progress of our development programs and other business risks and uncertainties. There can be no assurance that additional financing will be available when needed or on terms acceptable to us, or at all, for our current operating plan, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. If we raise capital through the issuance of equity or convertible debt securities, existing stockholders may experience dilution, incur significant financing costs and the new securities may have rights, preferences and privileges senior to those of existing stockholders. If we incur additional indebtedness, it may become subject to additional debt service obligations and operating restrictions.

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

Material Cash Requirements

Our primary use of cash is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. As of September 30, 2026, there have been no changes in our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed under “Liquidity and Capital Resources—Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

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

We will continue to require additional financing in order to advance our drug product through clinical development, including initiation of a Phase 3 clinical trial in kidney transplantation and our planned ICT trial, to manufacture, obtain regulatory approval for and to commercialize our product candidates, to develop, acquire or in-license other potential product candidates, and to fund operations for the foreseeable future. Therefore, we will seek to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. The ability to raise substantial additional capital will depend on many factors, including:

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

Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. As a result of any of the foregoing factors, adequate additional funding may not be available to us on acceptable terms on a timely basis, or at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our clinical development plans, research and development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above. Any of these actions could materially harm our business. For example, without substantial additional financing, we will be unable to continue our planned initiation of a Phase 3 clinical trial in kidney transplantation and a potential company-sponsored study in islet cell transplantation, which could force us to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether. The issuance of shares of common stock in our prior private placements and underwritten offerings diluted the ownership interests of our existing stockholders, and to the extent that we raise additional capital through the sale of additional equity, including through our “at-the-market” equity offering program, or convertible debt securities in the future, our stockholders’ ownership interests may be further diluted, and the terms of these securities may also include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

The following table provides a summary of our net cash flow activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(64,269)	$(48,250)
Net cash provided by investing activities	48,523	31,255
Net cash (used in) provided by financing activities	(180)	115
Net change in cash and cash equivalents	$(15,926)	$(16,880)

Operating Activities

For the nine months ended September 30, 2026, operating activities used $64.3 million of cash. This net use of cash reflects our net loss of $74.6 million, adjusted for net non-cash charges of $18.2 million, consisting primarily of an $11.6 million loss from the change in fair value of our warrant liabilities and $7.3 million of stock-based compensation expense, partially offset by $0.9 million of accretion of investment discounts. Changes in operating assets and liabilities used $7.8 million of cash, primarily due to a $6.0 million decrease in accounts payable, accrued expenses and other liabilities, reflecting lower clinical accruals following close-out activities for our Phase 2 BESTOW trial and lower manufacturing and compensation accruals, and a $1.5 million increase in prepaid expenses and other assets, primarily related to prepaid clinical costs for our planned Phase 3 LEGACY kidney transplantation trial.

For the nine months ended September 30, 2025, operating activities used $48.3 million of cash. This net use of cash reflects our net loss of $35.2 million, adjusted for net non-cash gains of $16.1 million, consisting primarily of a $22.9 million gain from the change in fair value of our warrant liabilities and $1.4 million of accretion of investment discounts, partially offset by $8.0 million of stock-based compensation expense. Changes in operating assets and liabilities provided $3.0 million of cash, primarily due to a $2.6 million increase in accounts payable, accrued expenses and other liabilities and a $0.5 million decrease in prepaid expenses and other assets.

Investing Activities

For the nine months ended September 30, 2026, investing activities provided $48.5 million of cash, reflecting $117.3 million of proceeds from maturities of available-for-sale short-term investments, partially offset by $68.8 million of purchases of available-for-sale short-term investments.

For the nine months ended September 30, 2025, investing activities provided $31.2 million of cash, reflecting $123.2 million of proceeds from maturities of available-for-sale short-term investments, partially offset by $91.9 million of purchases of available-for-sale short-term investments.

Financing Activities

For the nine months ended September 30, 2026, financing activities used $0.2 million of cash, reflecting $0.9 million of payments of taxes withheld upon the issuance of shares in settlement of restricted stock units, partially offset by $0.4 million of proceeds from the exercise of common stock warrants and $0.3 million of proceeds from the exercise of stock options.

For the nine months ended September 30, 2025, financing activities provided $0.1 million of cash, reflecting proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To successfully market any of our current or future product candidates, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Our financial condition raises substantial doubt as to our ability to continue as a going concern if we are unable to raise additional financing to fund our operations.

We have incurred significant net losses since our inception and expect to continue to incur losses for the foreseeable future. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $69.7 million and an accumulated deficit of $475.8 million. We do not currently have sufficient cash on hand to fund our operations for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, management has concluded that our plans do not alleviate the substantial doubt about our ability to continue as a going concern.

Our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The going concern conclusion, and any going concern qualification or explanatory paragraph that may be included in the report of our independent registered public accounting firm on our future annual financial statements, may make it more difficult and more expensive for us to raise additional capital, may adversely affect the terms on which we are able to raise capital (including causing substantial dilution to existing stockholders), and may cause our suppliers, collaborators, clinical trial sites, or other counterparties to be unwilling to continue to do business with us or to demand more onerous terms.

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

We have incurred significant annual net operating losses in every year since our inception. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other general and administrative expenses related to our ongoing operations. If tegoprubart or any future product candidates we develop are not successfully developed and approved, we may never generate any revenue from sales of products. We have experienced recurring net losses and negative cash flows from operating activities since our inception. Our net loss for the nine months ended September 30, 2026 was $74.6 million. As of September 30, 2026, we had cash and cash equivalents and short-term investments of $69.7 million, working capital of $62.0 million and an accumulated deficit of $475.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We expect it will be several years, if ever, before we have a product candidate ready for commercialization. We have financed our operations to date primarily through the sale of preferred and common stock, and the sale of warrants and we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We will require additional funding to be able to complete the development of our lead drug candidate, including our planned initiation of a Phase 3 clinical trial in kidney transplantation and continued advancement of our islet cell transplantation program. If we are unable to raise capital, we will be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

As of September 30, 2026, there were 81,442,402 shares of our common stock outstanding and pre-funded warrants and common stock warrants to purchase 48,563,920 shares of our common stock outstanding. The issuance of shares of common stock in our prior private placements and underwritten offerings, diluted the ownership interests of our existing stockholders. The issuance of shares of common stock pursuant to our “at-the-market” equity offering program or upon exercise of pre-funded warrants or common warrants issued in our prior private placements, underwritten offerings and exchange agreement would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

We have no products approved for commercial sale, and our lead product candidate, tegoprubart, remains in clinical development and may not be successfully developed or approved. If we are unable to successfully develop and commercialize tegoprubart or any other product candidate, or if we experience significant delays in doing so, our business will be materially harmed.

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

Public health crises, including pandemics or epidemics, could adversely affect our business.

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

Our product candidates remain in clinical development, and the risk of failure is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct non-clinical trials and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Formulation and device development, non-clinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of non-clinical studies and early clinical trials of our product candidates, as well as earlier generation formulations may not be predictive of the results of later-stage clinical trials. Interim results of a clinical trial do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical trials have nonetheless failed to obtain marketing approval of their products. There is a risk that additional non-clinical and/or clinical safety studies will be required by the FDA or similar regulatory authorities outside the United States and/or that subsequent studies will not match results seen in prior studies. It is impossible to predict when or if any of our product candidates will prove effective, safe and well-tolerated in humans or will receive regulatory approval.

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

Tegoprubart remains in clinical development, and its side effect profile in humans has not been fully established. Currently unknown, drug-related side effects may be identified through ongoing and future clinical trials and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims.

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

If approved, we expect that tegoprubart will face competition from FDA-approved therapeutics for the prevention of transplant rejection, including PROGRAF®, ASTAGRAF XL®, ENVARSUS XR®, NULOJIX®, CELLCEPT®, MYFORTIC®, and numerous other branded and generic immunosuppressive agents. Multiple companies and academic institutions are developing approaches in kidney transplantation, including tolerance-induction regimens that combine donor stem cell transplantation with kidney transplantation, that may ultimately reduce or eliminate the need for immunosuppressive agents in that setting.

We have an open IND for a planned Company-sponsored, registrational clinical trial of tegoprubart for the prevention of allograft rejection in patients with T1D undergoing transplantation of pancreatic islet cells from deceased donors. If approved for this indication, we expect that tegoprubart will face competition from islet cell replacement approaches that are designed to eliminate the need for immunosuppression, including hypoimmune gene-edited and immune-protected stem cell-derived islet cell therapies, which are not limited by the supply of deceased-donor islets. Companies that are developing, or have developed, such approaches include APstem Therapeutics, Aspect Biosystems, Century Therapeutics, Sana Biotechnology, Seraxis and Vertex Pharmaceuticals. Some of these companies are larger than we are and have significantly greater financial, manufacturing and regulatory resources. In addition, companies currently developing islet cell therapies intended to be administered with immunosuppression, including companies with which we collaborate, may pursue immune-evasive approaches in the future. If approved and adopted, these approaches could reduce the use of deceased-donor islet cell transplantation or the need for immunosuppressive agents such as tegoprubart in this setting.

In addition, there are a number of companies that are developing, or have developed, competing anti-CD40 and anti-CD40L therapeutics for transplant, autoimmune or central nervous system indications, including: Amgen (post-acquisition of Horizon Therapeutics), Bristol Myers Squibb, Kiniksa Pharmaceuticals, Novartis, Sanofi, Spero Therapeutics, Tonix Pharmaceuticals and UCB. Most of these companies are larger than we are and have significantly greater resources to develop their drug candidates. Companies that have deprioritized or discontinued development of such therapeutics may resume development, or may license or sell those assets to third parties that do so. We also face competition from companies developing novel immunosuppressive agents and other approaches for transplantation, including LifeMine Therapeutics, which is developing a novel calcineurin activation inhibitor for transplant indications and Veloxis Pharmaceuticals, which is developing an anti-CD28 antibody fragment for transplant indications.

If approved for the treatment of ALS, we expect that tegoprubart will face competition from FDA-approved therapeutics for ALS, including QALSODY® (tofersen), RADICAVA® (edaravone) and riluzole, and numerous other branded and generic immunosuppressive agents. Multiple pharmaceutical and biotechnology companies are developing, or have developed, competing ALS pharmaceutical, gene therapy and cell therapy approaches, including Alexion Pharmaceuticals, Apic Bio, Argenx, AZTherapies, Biogen, Brainstorm Cell Therapeutics, Coya Therapeutics, Cytokinetics, Ionis Pharmaceuticals, Orion Pharma, Orphazyme and Voyager Therapeutics.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non-Rule 10b5-1 trading arrangement.”

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

Eledon Pharmaceuticals, Inc.

Date: November 12, 2026	By:	/s/ David-Alexandre C. Gros, M.D.
David-Alexandre C. Gros, M.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Paul Little
Paul Little
Chief Financial Officer (Principal Financial Officer)